Form 10-Q
period 1996-03-31
ISOLYSER CO INC /GA/
filed 1996-05-15
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended     March 31, 1996    Commission File No. 0-24866


                           ISOLYSER COMPANY, INC.
          (Exact name of Registrant as specified in its charter)


   Georgia                                  58-1746149
(State or other jurisdiction of         (IRS Employer
incorporation or organization)           Identification No.)

                    4320 International Boulevard, N.W.
                          Norcross, Georgia  30093
                 (Address of principal executive offices)

                               (770) 381-7566
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Class                               Outstanding at May 10, 1996

Common Stock, $.001 par value               30,652,135

                                   PART I

                           FINANCIAL INFORMATION



Item 1. Financial Statements

                           ISOLYSER COMPANY, INC.
                        Consolidated Balance Sheets
                                (unaudited)

(Whole Dollars)
Assets                                  March 31, 1996     December 31, 1995
Current Assets:
    Cash and cash equivalents             $45,754,687          $54,507,970
    Accounts receivable, net               18,619,240           16,549,990
    Inventories, net                       38,550,578           35,195,796
    Prepaid inventories                       973,393            1,177,900
    Prepaid expenses and other assets       2,194,010            1,501,442
    Deferred income taxes                   2,393,331            2,393,331
                                          -----------           ----------
    Total current assets                  108,485,239           11,326,429
                                          -----------           ----------
    Property and Equipment                 61,788,899           57,985,504
    Less accumulated depreciation          <3,753,979>          <2,597,140>
                                          -----------           ----------
Property and equipment, net at cost        58,034,920           55,388,364
                                          -----------           ----------
Deposits on machinery & equipment           3,531,520            3,058,985
    Intangible Assets                      41,248,750           41,162,455
    Less accumulated amortization          <4,146,952>          <3,333,035>
                                          -----------           ----------
Intangible assets, net at cost             37,101,798           37,829,420
                                          -----------           ----------
Investments in Joint Ventures                 404,205              438,915
Other Assets                                  597,261              669,721
                                         ------------         ------------
                                         $208,154,943         $208,711,834
                                         ============         ============








See accompanying notes.

Liabilities and Shareholders' Equity     March 31, 1996     December 31, 1995

Current Liabilities:
    Bank overdraft                         $ 1,888,601         $ 1,800,042
    Accounts payable                        12,455,264          13,634,753
    Accrued compensation                     2,463,051           2,447,429
    Other accrued liabilities                1,530,868           1,112,668
    Current portion of long-term debt        1,512,616           1,565,110
                                            ----------          ----------
        Total Current Liabilities           19,850,400          20,560,002
                                            ----------          ----------

Long-term debt                               9,899,479           9,821,439
Deferred income taxes                        3,727,813           3,727,813
Other liabilities                              270,253             423,269

Shareholders' equity
   Common stock, $.001 par - 100,000,000
   shares authorized, 30,892,454 and
   30,773,836 shares issued                      30,892              30,774

   Additional paid-in capital               181,202,054         180,671,727

   Accumulated deficit                       <4,429,368>         <4,051,925>
                                           ------------        ------------
                                            176,803,578         176,650,576
   Shares held in treasury, at cost
   (319,544 and 329,502 shares)              <2,396,580>         <2,471,265>

   Total shareholders' equity               174,406,998         174,179,311
                                           ------------        ------------
                                           $208,154,943        $208,711,834
                                           ============        ============





See accompanying notes.

                             ISOLYSER COMPANY, INC.
                     Consolidated Statements of Operations
                                  (unaudited)


         (in thousands, except per share data)




                                         Three months ended     Three months ended
                                           March 31, 1996          March 31, 1995
Net sales                                      $31,008                $12,155
Cost of goods sold (including related party
rent expenses of approximately $125 and $120
respectively)                                   23,880                  9,530
                                              --------                -------
Gross profit                                     7,128                  2,625

Operating expenses:
    Selling & marketing                          4,963                  2,292
    General & administrative                     2,049                  1,055
    Research & development                         297                    209
    Amortization of intangibles                    807                    273
                                               -------                 ------
            Total operating expenses             8,116                  3,829
                                               -------                 ------
Loss from operations                              <988>                <1,204>
Interest income                                    641                  1,005
Interest expense                                  <229>                  <102>
Losses in joint ventures                           <67>                   ---
                                                -------                 ------
Loss before income tax benefit                    <643>                  <301>
Income tax benefit                                <266>                  <155>
                                                -------                 ------
Net loss                                         $<377>                 $<146>

Net loss per common share                        $<.01>                 $<.01>
Weighted average number of common
shares outstanding                              30,500                 24,468



See accompanying notes.

                           ISOLYSER COMPANY, INC.
                     Consolidated Statements of Cash Flows
                                (Unaudited)

(Whole Dollars)                             Three months ended  Three months ended
                                              March 31, 1996      March 31, 1995
OPERATING ACTIVITIES:
Net loss                                          $<377,411>          $<145,577>
Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation                                  1,156,839             187,085
    Amortization                                    813,921             272,734
    Provision for doubtful accounts                   9,000               9,000
    Equity in losses of joint ventures               64,710                 ---
Changes in assets and liabilities:
    Accounts receivable                          <2,078,250>            <60,127>
    Inventories                                  <3,354,782>         <3,657,031>
    Prepaid inventories                             204,507                 ---
    Prepaid expenses and other assets              <692,568>         <1,045,187>
    Deferred income taxes                               ---            <155,000>
    Other assets                                     72,460                 ---
    Accounts payable                             <1,179,489>          2,774,125
    Accrued compensation                             15,622             140,012
    Other accrued liabilities                       418,200                 ---
    Other liabilities                              <153,016>           <246,069>
                                                 ----------           ----------
    Net cash used in operating activities        <5,080,257>         <1,926,035>
Investing activities:
    Purchase of and deposits for property and
    equipment                                    <4,275,930>        <10,861,539>
    Investment in Joint Ventures                    <30,000>                ---
    Purchase of businesses, net of cash acquired    <86,299>                ---
                                                 -----------        ------------
    Net cash used in investing activities        <4,392,229>        <10,861,539>
Financing activities:
    Proceeds from term note payable                     ---          10,000,000
    Repayment of term note payable                 <250,000>           <250,000>
    Borrowings under line of credit agreement       405,158                 ---
    Repayment of other notes payable               <129,612>                ---
    Increase in bank overdraft                       88,559                 ---
    Proceeds from exercise of stock options and
    warrants                                        501,088             191,340
    Purchase of treasury stock                          ---          <2,002,545>
    Proceeds from issuance of common stock          118,500                 ---
    Direct costs relating to issuance of common
    stock                                           <14,490>                ---
    Net cash provided by financing activities       719,203           7,938,795
Net decrease in cash and cash equivalents        <8,753,283>         <4,848,779>
Cash and cash equivalents at beginning of period 54,507,970          71,780,859
Cash and cash equivalents at end of period      $45,754,687         $66,932,080
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of interest capitalized)         $40,052              $102,000
   Income Taxes                                   $70,125                 ---

   See accompanying notes.

                          ISOLYSER COMPANY, INC.
                 Notes to Consolidated Financial Statements
                              (unaudited)

(1) In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K at December 31, 1995.

(2) Inventories are stated at the lower of cost or market and are summarized as follows:

                               March 31, 1996  December 31, 1995

Raw materials and supplies     $17,151,230        $17,883,452
Work in process                  9,558,983          6,578,302
Finished goods                  11,875,357         10,740,753
  Total                         38,585,570         35,202,507
Less reserve for LIFO inventory    <34,992>            <6,711>
  Total                        $38,550,578        $35,195,796


The first-in first-out ("FIFO") valuation method is used to determine the cost of inventories except for inventories held by the Company's subsidiary, White Knight Healthcare, Inc. ("White
Knight"). White Knight uses the last-in first-out ("LIFO") inventory valuation method. At March 31, 1996 and December 31, 1995, LIFO inventories approximated $17,333,000 and $13,675,000.

(3) Investments in joint ventures are accounted for using the equity method of accounting.

(4) Loss per common share is computed using the weighted average number of common shares outstanding during the respective periods. There is no significant difference between primary and fully diluted per share amounts for these periods.

(5) On March 15, 1996, the Company executed a merger agreement with Microtek Medical, Inc. ("Microtek"), a manufacturer of infection and fluid control products, headquartered in Columbus, Mississippi.
Upon consummation of the transaction, the Company will exchange approximately 5.3 million shares of its common stock (subject to adjustment as set forth in the merger agreement) valued at $16.50 per share for all of the outstanding shares and assumption of all outstanding stock options of Microtek. The Company anticipates that that merger will be accounted for using the pooling of interests method of accounting.

(6) The following items comprise the Company's outstanding purchase commitments at March 31, 1996 and December 31, 1995:

                                          March 31, 1995    December 31, 1995

Equipment for Arden, North Carolina
manufacturing plant                         $ 3,116,882       $4,199,777

Equipment for Abbeville, South
Carolina manufacturing plant                    861,275          938,005

Financial system software                     1,250,000        1,500,000

Norcross, Georgia corporate
headquarters                                  2,400,000              ---

OREX Degradables inventory                    9,790,280       12,322,755

Other equipment                                 441,286          382,150
                                            -----------       ----------
                                            $17,859,723      $19,342,687
                                            ===========      ===========

    On March 22, 1995, the Internal Revenue Service issued a report proposing certain adjustments to White Knight's income tax return for 1992 which approximate $864,000 without penalties and interest. White Knight has filed a protest with the District Director of Internal Revenue contesting such adjustments. The Company does not believe that the ultimate resolution of such matter will have a material effect on its financial condition or results of operations. In any event, all taxes, interest and penalties arising as a result of such audit are the subject matter of provisions indemnifying the Company negotiated between the Company and the sellers of White Knight as a part of the White Knight acquisition.

    A complaint was filed against the Company as well as its President and Chief Financial Officer on December 13, 1995 on behalf of Peter Salit in the United States District Court for the Northern District of Georgia. In the complaint, the plaintiff seeks class certification and damages relative to certain alleged wrongful disclosures and omissions in various of the Company's filings with the Securities and Exchange Commission, including allegations that certain OREX Degradables do not dissolve as represented and cannot be manufactured as represented. The Company intends to vigorously defend this litigation which remains in the preliminary stages.

    The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company's financial position or results of operations.


(7) At March 31, 1996, the Company was not in compliance with the restrictive covenant of its credit facility pertaining to net income. This existing covenant violation was waived by the Company's lenders on May 15, 1996.

(8) On August 31, 1995, the Company's Board of Directors approved a 2 for 1 stock split effected in the form of a 100% stock dividend paid on October 2, 1995 to shareholders of record on September 15, 1995. All share and per share data have been adjusted to give retroactive effect to this stock split.

(9) In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of, which the Company adopted effective January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period on which the recognition criteria are first applied based on the fair value of the asset. Long lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell. The initial adoption of SFAS No. 121 had no impact on the Company results of operations.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" which the Company adopted effective January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its 1996 Annual Report. Accordingly, the initial adoption of SFAS No. 123 had no impact on the Company's results of operations.

(10) Certain prior period amounts have been reclassified for comparative purposes.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net sales for the three months ended March 31, 1996 (the "1996 Quarter") were $31.0 million compared to $12.2 million for the three months ended March 31, 1995 (the "1995 Quarter"), an increase of 154 percent. The $18.8 million increase in net sales over the 1995 Quarter reflects primarily the $15.3 million of net sales by White Knight during the 1996 Quarter, with no corresponding sales during the 1995 Quarter as the acquisition of White Knight was consummated as of September 1, 1995. Procedure trays and related products contributed $12.6 million to net sales in the 1996 Quarter, up 21.2 percent over the $10.4 million in net sales of similar products during the 1995 Quarter, reflecting primarily the increased sales of OREX Degradables described below. Net sales of safety products and services were $3.2 million in the 1996 Quarter or 77.8 percent higher than the $1.8 million during the 1995 Quarter, related primarily to a distributor increasing its inventory in the Company's LTS products and increased revenues from the Company's Onsyte systems. The net sales of the Company for the 1996 Quarter include the net revenues of SafeWaste Corporation ("SafeWaste"), which the Company acquired on May 31, 1995.

    The Company's sales of OREX Degradables in the 1996 Quarter were $1.6 million (which amount is included in the sales figures described above), as the Company's OREX products were sold in procedure trays and sterile packs. While small quantities of OREX Degradables were sold in the 1995 Quarter, the Company's production facility for producing non-woven fabric was not producing commercial quantities until the third quarter of 1995 and, therefore, related finished goods were not available until the fourth quarter, during which $514,000 of OREX Degradables were sold in custom procedure trays and sterile packs. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products.

    Gross profit for the 1996 Quarter and 1995 Quarter was 23.0 percent and 21.6 percent of net sales, respectively, reflecting the somewhat higher gross profit margin on White Knight products, and an increase in sales of the more profitable safety products in the 1996 Quarter over the 1995 Quarter. Gross profit margins in the 1996 Quarter were adversely impacted by $651,000 of unabsorbed manufacturing costs (i.e., manufacturing costs added to costs of goods sold rather than being included in inventory of manufactured product) due to manufacturing inefficiencies. As manufacturing rates increased during the 1996 Quarter, the Company was able to more fully absorb manufacturing costs and thereby reduce operating losses and achieve a modest net income in the last month of the 1996 Quarter.

    Selling and marketing expenses were $5.0 million or 16.1 percent of net sales in the 1996 Quarter and $2.3 million or 18.9 percent of net sales in the 1995 Quarter. This increase in real dollars reflects the acquisition of White Knight, and the corresponding distribution and selling expenses associated with White Knight's sales volume, coupled with expenses relating to the internal sales growth in the 1996 Quarter over the 1995 Quarter.

    General and administrative expenses were $2.0 million or 6.6 percent of net sales in the 1996 Quarter compared to $1.1 million or
8.7 percent of net sales for the 1995 Quarter. The major portion of the increase in the 1996 Quarter reflects the acquisition of White Knight effective September 1, 1995 and its general and administrative expenses.

    Research and development expenses were $297,000 or 1.0 percent of net sales in the 1996 Quarter compared to $209,000 or 1.7 percent of net sales for the 1995 Quarter.

    Amortization of intangibles in the 1996 Quarter and 1995
Quarter was $807,000 and $273,000, respectively. This increase in cost reflects the amortization of intangibles relating to the White Knight and SafeWaste acquisitions.

    The resulting loss from operations for the 1996 Quarter was $988,000 compared to $1.2 million for the 1995 Quarter.

    Interest income was $641,000 in the 1996 Quarter compared to $1.0 million for the 1995 Quarter. This decrease in interest income reflects a reduction in short term U.S. government and U.S.
government-backed securities invested in the 1996 Quarter, and a lower interest rate on those investments.

    Interest expense was $229,000 for the 1996 Quarter compared to $102,000 for the 1995 Quarter. Long term debt decreased from March 31, 1995 to March 31, 1996 by $6.6 million. However, much of the interest in the 1995 Quarter was capitalized because the assets financed by the debt were still under construction.

    The Company recorded an income tax benefit of $266,000 and $155,000 for the 1996 Quarter and the 1995 Quarter, respectively.

    The resulting net loss was $377,000 for the 1996 Quarter and $146,000 for the 1995 Quarter.

    Upon and in the event of the Company's successful consummation of the Microtek transaction, the Company intends to account for such transaction as a pooling of interests which will result, among other things, in a restatement of the Company's financial statements for prior periods in order to include the operations of Microtek. In addition, the Company currently anticipates that the consummation of the Microtek transaction will cause the Company to record approximately $2.8 million in merger expenses and $538,000 of compensation costs. These merger expenses include investment banking, legal, accounting and miscellaneous transaction costs. Plans for the integration and consolidation of the companies' operations are currently being developed, but associated costs are not presently estimable. The accounting policies utilized by the Company and Microtek are currently being studied from a conformity perspective; however, the impact of any potential conformity adjustment is not presently expected to be material.

    Sterile Concepts is a significant customer of White Knight, accounting for approximately 11 percent of White Knight's net sales and 5.6 percent of the Company's net sales during the 1996 quarter.
On March 27, 1996, Sterile Concepts announced that it had engaged an investment banking firm to advise Sterile Concepts on its strategic alternatives, including a possible sale of Sterile Concepts.
If Sterile Concepts is sold to a manufacturer of disposable medical products, such sale could adversely affect the Company's sales.

FINANCIAL CONDITION AND LIQUIDITY

    At March 31, 1996, the Company's cash and equivalents totalled $45.8 million compared to $54.5 million at December 31, 1995.

    For the 1996 Quarter, the Company used $5.1 million of its cash in operating activities compared to $1.9 million for the 1995
Quarter. The use of cash in the 1996 Quarter included a $2.1 million increase in accounts receivable and a $3.4 million increase in inventories (primarily OREX raw materials) offset by a $1.2 million increase in accounts payable, $1.5 million and $1.4 million in capital expenditures for the Company's OREX towel plant and OREX roll-stock plant, respectively, and $500,000 in capital expenditures for the Company's financial system software.


    At March 31, 1996, the Company had outstanding commitments to purchase approximately $5.7 million of equipment in 1996. These commitments relate primarily to the OREX roll stock plant in Arden, North Carolina, the OREX towel plant in Abbeville, South Carolina (reflecting modifications and additions to those plants and related equipment) and the purchase of equipment for the Company's financial system software. The Company is currently substantially dependent upon third party manufacturers and suppliers located in the Peoples Republic of China and elsewhere outside the United States for the raw materials and certain of the finished goods comprising the OREX Degradables line. Such dependence exposes the Company to various risks concerning the costs and availability of raw materials and finished products. The Company anticipates continued significant capital expenditures to expand its manufacturing capabilities to enable the Company to manufacture more of its OREX Degradables products internally thereby giving it more control over its operations, including product quality, availability and cost. The Company anticipates that such capital expenditures may require additional term loan financing or issuances of common stock to the extent not funded from available cash.

    On March 15, 1996, the Company executed a merger agreement with Microtek. Among other objectives sought to be achieved by the Company through this merger, the Company believes Microtek will facilitate the conversion manufacturing and marketing of OREX Degradables film products. Upon closing of such acquisition, Isolyser would issue approximately 5.3 million shares of its common stock (subject to certain adjustments specified in the merger agreement) in exchange for all of the outstanding shares and stock options of Microtek. The closing of the transaction, which the Company plans to account for as a pooling of interests, is subject to Microtek shareholder and various government approvals as well as certain other customary conditions. There can be no assurance that such transaction will be consummated. The Company's growth strategy includes other possible acquisitions which may require use of cash, incurring debt or issuing common stock.

    On March 26, 1996, the Company signed an agreement to purchase land and a building in Norcross, Georgia for approximately $2.4 million, including estimated refurbishment costs. The closing of this transaction is expected to occur no later than August 31, 1996. The Company anticipates utilizing this location for its corporate headquarters. The Company anticipates funding this purchase from available cash.

    At March 31, 1996, long term debt, including current portion, consisted primarily of $9.2 million outstanding under the Company's term loan and revolving credit facility which was used to partially finance its OREX roll stock plant. As of March 31, 1996, there was current additional borrowing available under the revolving facility of approximately $22.0 million. In connection with the proposed acquisition of Microtek described above, the Company will be required to assume Microtek's outstanding debt, which at February 29, 1996, approximated $21.0 million. To facilitate such debt assumption, and from time to time as the Company's working capital requirements increase, the Company anticipates increasing its revolving line of credit to the extent such requirements are not otherwise satisfied out of available cash flow or borrowings under the Company's existing line of credit. In addition, the proposed acquisition of Microtek will require the consent of the Company's senior lender. There can be no assurance that an increase to the Company's revolving credit facility and such consent will be available to the Company.

                                  PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings

    A complaint was filed against the Company as well as its President and Chief Financial Officer on December 13, 1995 on behalf of Peter Salit in the United States District Court for the Northern District of Georgia. In the complaint, the plaintiff seeks class certification and damages relative to certain alleged wrongful disclosures and omissions in various of the Company's filings with the Securities and Exchange Commission, including allegations that certain OREX Degradables do not dissolve as represented and cannot be manufactured as represented. The Company intends to vigorously defend this litigation which remains in the preliminary stages.

    On March 22, 1995, the Internal Revenue Service issued a report proposing certain adjustments to White Knight's income tax return for 1992 which approximate $864,000 without penalties and interest. White Knight has filed a protest with the District Director of Internal Revenue contesting such adjustments. The Company does not believe that the ultimate resolution of such matter will have a material effect on its financial condition or results of operations. In any event, all taxes, interest and penalties arising as a result of such audit are the subject matter of provisions indemnifying the Company negotiated between the Company and the sellers of White Knight as a part of the White Knight Acquisition.

    The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Changes in Securities

    There have been no material modifications in the instruments defining the rights of shareholders. None of the rights evidenced by the shares of the Company's common stock have been materially limited or qualified by the issuance or modification of any other class of securities.

Item 3.  Defaults Upon Senior Securities

    At March 31, 1996, the Company was not in compliance with the restrictive covenant of its credit facility pertaining to net income. This existing covenant violation was waived by the Company's lenders on May 15, 1996.

Item 4.  Submission of Matters to a Vote of Securityholders

    None.

Item 5.  Other Information

    The Company currently obtains most of the raw materials for OREX Degradables, primarily polyvinyl alcohol ("PVA") fiber, from suppliers in the People's Republic of China. The Company does not have any long-term supply contracts or other formal contractual arrangements with any of its raw materials suppliers or contract manufacturers. While raw materials and contract manufacturing for OREX Degradables are also currently available from other domestic and foreign independent manufacturers, there can be no assurance that the Company will continue to be able to obtain raw materials and contract manufacturing for its products on a commercially reasonable basis, if at all. A domestic manufacturer of PVA has sought to have anti-dumping duties imposed against imports of PVA from certain foreign producers, recently resulting in final determinations by the Department of Commerce and the International Trade Commission to issue an anti-dumping order which requires that domestic importers of PVA resin pay cash deposits in the amount of certain scheduled margins (the "Anti-dumping Margins") of 19% (for PVA imported from Taiwan), 77% (for PVA imported from Japan), and 116% (for PVA imported from producers in the People's Republic of China other than Sichuan Vinylon Works which has been excluded from the case) of the raw material cost upon importing such raw materials. The Anti-Dumping Margins do not operate as a ceiling upon anti-dumping duties which could be levied on affected imports of PVA resin. The final determinations explicitly exclude PVA fiber from the case. PVA resin is a raw material required to manufacture OREX Degradables film, extruded and thermoformed OREX Degradables and PVA fiber, and PVA fiber is the raw material required to manufacture OREX Degradables woven and non-woven products. PVA resin is available to the Company from a number of alternative suppliers not subject to the anti-dumping order. The Company anticipates that these determinations will result in increased prices of PVA resin generally, which would be expected to have a negative impact upon the Company. The materiality of such impact upon the Company depends upon a number of factors including the amount of the anti-dumping duties actually levied on the imports, the cost and availability of alternative supplies not subject to such anti-dumping duties, the quantity of PVA resin used by the Company, and the ability of the Company to satisfactorily manufacture finished goods requiring PVA resin as a raw material in locations which would not require the Company to incur anti-dumping duty costs. As the Company currently uses PVA resin in minimal quantities, the Company believes that the anti-dumping order currently has no material effect on the Company. The Company is pursuing and evaluating a number of measures to reduce the potential future impact upon the Company of anti-dumping duties and anticipated price increases on PVA resin, including the development of manufacturing facilities dependent upon PVA resin in foreign countries. No assurances, however, can be provided that such anti-dumping order will not materially adversely affect the Company.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

    Exhibit No.              Description

    3.1*                Articles of Incorporation of Isolyser
                        Company, Inc.

    3.2*                Amended and Restated Bylaws of Isolyser
                        Company, Inc.

    4.1*                Specimen Certificate of Common Stock

    10.1** Agreement and Plan of Merger dated as of March 15, 1996 among Isolyser Company,
                        Inc., Microtek Medical, Inc. and MMI
                        Merger Corp.

    27.1                Financial Data Schedule

- - ------------------


    * Incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-83474).

    ** Incorporated by reference to Exhibit 2.14 of the Company's Annual Report on Form 10-K, for the fiscal year ended
         December 31, 1995.



    (b) No current reports on Form 8-K were filed during the quarter for which this report is filed.




                               SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 1996.


                        ISOLYSER COMPANY, INC.



                        By:   /s/ Robert L. Taylor
                             Robert L. Taylor
                             President and Chief Executive Officer
                             (principal executive officer)


                        By:   /s/ C. Fred Harlow
                             C. Fred Harlow
                             Senior Vice President of Finance,
                             Chief Financial Officer and Treasurer
                             (principal financial officer)