Form 10-Q
period 1996-06-30
ISOLYSER CO INC /GA/
filed 1996-08-14
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended             June 30, 1996       Commission File No. 0-24866


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

Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Class                               Outstanding at August 9, 1996

Common Stock, $.001 par value                   30,753,001

                                  PART I

                           FINANCIAL INFORMATION



Item 1. Financial Statements

                           ISOLYSER COMPANY, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

(Whole Dollars)

Assets                            June 30, 1996       December 31, 1995
Current Assets:
    Cash and cash equivalents         $33,807,168         $54,507,970
    Accounts receivable, net           18,416,687          16,549,990
    Inventories, net                   45,635,379          35,195,796
    Prepaid inventories                 1,068,116           1,177,900
    Prepaid expenses and other assets   2,591,987           1,501,442
    Deferred income taxes               2,393,331           2,393,331
    Total current assets              103,912,668         111,326,429
Property and Equipment at cost         70,248,054          57,985,504
    Less accumulated depreciation      <5,016,879>         <2,597,140>
         Property and equipment net    65,231,175          55,388,364
Deposits on machinery & equipment       1,457,744           3,058,985
Intangible Assets at cost              41,254,774          41,162,455
    Less accumulated amortization      <4,953,998>         <3,333,035>
         Intangible assets, net        36,300,776          37,829,420
Investments in Joint Ventures             364,638             438,915
Other Assets                              573,865             669,721
                                     $207,840,866        $208,711,834






See accompanying notes.

Liabilities and Shareholders' Equity   June 30, 1996  December 31, 1995

Current Liabilities:
    Bank overdraft                     $  1,644,415   $    1,800,042
    Accounts payable                     12,231,123       13,634,753
    Accrued compensation                  2,525,450        2,447,429
    Other accrued liabilities             1,903,353        1,112,668
    Current portion of long-term debt     1,338,516        1,565,110
         Total Current Liabilities       19,642,857       20,560,002

Long-term debt                            9,345,797        9,821,439
Deferred income taxes                     3,727,813        3,727,813
Other liabilities                           223,332          423,269

Shareholders' equity
    Common stock, $.001 par - 100,000,000
    shares authorized, 31,072,645 and
    30,773,836 shares issued                 31,073           30,774
    Additional paid-in capital           82,265,871      180,671,727
    Accumulated deficit                  <4,999,297>      <4,051,925>
                                        177,297,647      176,650,576
    Shares held in treasury, at cost
    (318,544 and 329,502 shares)         <2,396,580>      <2,471,265>
    Total shareholders' equity          174,901,067      174,179,311
                                       $207,840,866     $208,711,834








See accompanying notes.
                              ISOLYSER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


         (in thousands, except per share data)

                             Three          Three          Three       Three
                             months         months         months      months
                             ended          ended          ended       ended
                             June 30,       June 30,       June 30,    June 30,
                             1996           1995           1996        1995

Net sales                    $31,136        $15,886        $62,144     $28,041
Cost of goods sold            23,373         11,817         47,254      21,347
Gross profit                   7,763         4,069          14,890       6,694
Operating expenses:
    Selling & marketing        5,040          2,830         10,004       5,121
    General & administrative   2,318          1,275          4,366       2,330
    Research & development       403            258            700         467
    Amortization of intangibles  807            302          1,614         575
    Total operating expenses   8,568          4,665         16,684       8,493
Loss from operations            <805>          <596>        <1,794>     <1,799>
Interest income                  490            912          1,130       1,917
Interest expense                <182>          <192>          <411>       <294>
Losses in joint ventures         <72>           <31>          <138>        <31>
Income (loss) before income
taxes                           <569>            93         <1,213>       <207>
Income tax (benefit)             ---             66           <266>        <89>
Net income (loss)               <569>           $27           <947>       <118>

Net income (loss) per common
share                          $<.02>           ---           <.03>       <.01>

Weighted average number of
common shares outstanding     30,679         25,758          30,589     25,113



See accompanying notes.

                            ISOLYSER COMPANY,  INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(Whole Dollars)                                Six months ended     Six months ended
                                               June 30, 1996        June 30, 1995
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . $  <947,372>        $<118,436>
Adjustment to reconcile net loss to net
cash used in operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . 2,420,000            468,190
    Amortization . . . . . . . . . . . . . . . . . . 1,620,963            574,939
    Provision for doubtful accounts. . . . . . . . . . .18,000             18,000
    Equity in losses of joint ventures . . . . . . . . 134,277             30,684
    Changes in assets and liabilities. . . . . . . <13,944,042>        <6,595,431>
    Net cash used in operating activities. . . . . <10,698,174>        <5,622,054
Investing activities:
    Purchase of and deposits for property and
    equipment. . . . . . . . . . . . . . . . . . . <10,661,570>       <18,455,702>
    Investment in Joint Ventures . . . . . . . . . . . <60,000>          <327,725>
    Purchase of businesses, net of cash acquired       <92,323>        <1,098,087>
    Net cash used in investing activities. . . . . <10,813,893>       <19,881,514>


Financing activities:
    Proceeds from term note payable. . . . . . . .     ---             10,000,000
    Repayment of term note payable . . . . . . . . .  <500,000>         <500,000>
    Borrowings under line of credit agreement. . .  .  750,000           453,935
    Repayments under line of credit agreement. . . .  <750,000>             ---
    Repayment of other notes payable . . . . . . . .  <202,236>             ---
    Decrease in bank overdraft . . . . . . . . . . .  <155,627>             ---
    Proceeds from exercise of stock options and
    warrants. . . . . . . . . . . . . . . . . . . .  1,565,118            356,997
    Purchase of treasury stock . . . . . . . . . . .    ---            <2,471,265>
    Proceeds from issuance of common stock . . . . .   118,500              ---
    Direct costs relating to issuance of common stock  <14,490>             ---
    Net cash provided by financing activities          811,265          7,839,667
Net decrease in cash and cash equivalents. . . . . <20,700,802>       <17,663,901>
Cash and cash equivalents at beginning of period    54,807,970         71,780,859
Cash and cash equivalents at end of period . . .   $33,807,168      $  54,116,958
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest (net of interest capitalized) . .     $   392,571      $     171,542
    Income taxes . . . . . . . . . . . . . . .     $   160,149      $     170,700


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

(2) Inventories are stated at the lower of cost or market and are summarized as follows:

                                June 30, 1996      December 31, 1995

Raw materials and supplies        $18,950,379        $17,883,452
Work in process                    14,641,087          6,578,302
Finished goods                     11,903,677         10,740,753
                               ______________      _____________
  Total                            45,495,143         35,202,507
Reserve for LIFO inventory            140,236            <6,711>
                               ______________      _____________
  Total                           $45,635,379        $35,195,796


The first-in first-out ("FIFO") valuation method is used to determine the cost of inventories except for inventories held by the Company's subsidiary, White Knight Healthcare, Inc. ("White Knight"). White Knight uses the last-in first-out ("LIFO") inventory valuation method. At June 30, 1996 and December 31, 1995, LIFO inventories approximated $24,785,000 and $13,675,000.

(3) Investments in joint ventures are accounted for using the equity method of accounting.

(4) Loss per common share is computed using the weighted average number of common shares outstanding during the respective periods. There is no significant difference between primary and fully diluted per share amounts for these periods.

(5) On March 15, 1996, the Company executed a merger agreement with Microtek Medical, Inc. ("Microtek"), a manufacturer of infection and fluid control products, headquartered in Columbus, Mississippi. As amended on June 23, 1996 and July 29, 1996, the merger agreement provides that the Company will exchange or grant options to purchase an aggregate of approximately 8.8 million shares of its common stock for all of the outstanding shares and assumption of all outstanding stock options of Microtek. The Company anticipates that the merger will be accounted for using the pooling of interests method of accounting.

(6) The following items comprise the Company's outstanding purchase commitments at June 30, 1996 and December 31, 1995:

                                                          December 31,
                                                 June 30,1996        1995
Equipment for Arden, North Carolina
  manufacturing plant. . . . . . . . . . . . . . $1,171,920       $4,199,777
Equipment for Abbeville, South Carolina
   manufacturing plant . . . . . . . . . . . . . . .730,307          938,005
Financial system software. . . . . . . . . . . . .1,250,000        1,500,000
Norcross, Georgia corporate headquarters . . . . .2,400,000              ---
OREX Degradables inventory . . . . . . . . . . . .7,091,704       12,322,755
Other equipment. . . . . . . . . . . . . . . .      569,171          382,150
                                                $13,213,102      $19,342,687


    On March 22, 1995 the Internal Revenue Service issued a report proposing certain adjustments to White Knight's income tax return for 1992 which approximated $864,000 in federal taxes without penalties and interest. White Knight recently reached a settlement with the Internal Revenue Service under which White Knight was required to pay $229,843 in additional taxes and $75,415 in related interest. All taxes and interest ensuing from this settlement are the subject matter of provisions indemnifying the Company negotiated between the Company and the sellers of White Knight as a part of the White Knight acquisition. Such indemnification provisions provide that all payments in the way of indemnities (including, without limitation, indemnification payments for such taxes and interest) are subject to an aggregate deductible amount of $250,000.

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

(7) At June 30, 1996, the Company was not in compliance with the restrictive covenant of its credit facility pertaining to net income. This existing covenant violation was waived by the Company's lenders on August 8, 1996.


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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net sales for the three months ended June 30, 1996 (the "1996 Quarter") were $31.1 million compared to $15.9 million for the three months ended June 30, 1995 (the "1995 Quarter"), an increase of 96 percent. Net sales for the six months ended June 30, 1996 (the "1996 Period") were $62.1 million compared to $28.0 million for the six months ended June 30, 1995 (the "1995 Period"), an increase of 122 percent. The increase in net sales in the 1996 Quarter and 1996 Period over the corresponding period of 1995 reflects the $15.4 million and $30.7 million of net sales by White Knight during the 1996 Quarter and 1996 Period, respectively, with no corresponding sales during the 1995 Quarter and 1995 Period as the acquisition of White Knight was consummated as of
September 1, 1995. Procedure trays and related products contributed $13.4 million and $25.9 million to net sales in the 1996 Quarter and 1996 Period, respectively, down 1.5 percent and up 8.0 percent over the $13.6 million and $24.0 million in net sales of similar products during the 1995 Quarter and 1995
Period, respectively.   Net sales of safety products and services were $2.4
million and $5.6 million in the 1996 Quarter and 1996 Period, respectively, or equal to and 30.2 percent higher than the $2.4 million and $4.3 million during the 1995 Quarter and 1995 Period, respectively, related primarily to a distributor adjusting its inventory in the Company's LTS products and increased revenues from the Company's Onsyte systems. The net sales of the Company for the 1996 Quarter and 1996 Period include the net revenues of SafeWaste Corporation ("SafeWaste"), which the Company acquired on May 31, 1995.

    The Company's sales of OREX Degradables in the 1996 Quarter and 1996 Period were $2.4 million and $4.0 million, respectively (which amounts are included in the sales figures described above), as the Company's OREX products were sold in procedure trays and sterile packs. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products.

    Gross profit for the 1996 Quarter and 1996 Period was 24.9 percent and
24.0 percent of net sales, respectively, compared to 25.6 percent and 23.9 percent of net sales for the 1995 Quarter and 1995 Period, respectively, reflecting the somewhat higher gross profit margin on White Knight conventional products combined with relatively low gross profit margins on OREX Degradables. Gross profit margins in the early portions of the 1996 Period were adversely impacted by $651,000 of unabsorbed manufacturing costs (i.e., manufacturing costs added to costs of goods sold rather than being included in inventory of manufactured product) attributed to OREX Degradables due to manufacturing inefficiencies at the Company's Arden and Abbeville OREX Degradables manufacturing facilities. As manufacturing rates increased during the 1996 Period, the Company was able to more fully absorb manufacturing costs and thereby reduce operating losses. Pending increased utilization of the Company's existing manufacturing capacity at its Arden and Abbeville OREX manufacturing facilities, however, the Company will continue to encounter low profit margins on sales of its OREX Degradables products. During the 1996 Period, the Company manufactured more OREX Degradables towels than were sold in the 1996 Period.

    Selling and marketing expenses were $5.0 million or 16.2 percent of net sales in the 1996 Quarter and $2.8 million or 17.8 percent of net sales in the 1995 Quarter. Selling and marketing expenses were $10.0 million or 16.1 percent of net sales in the 1996 Period and $5.1 million or 18.3 percent of net sales in the 1995 Period. This increase in real dollars reflects the acquisition of White Knight, and the corresponding distribution and selling expenses associated with White Knight's sales volume, coupled with expenses relating to investments in sales and marketing efforts.

    General and administrative expenses were $2.3 million or 7.4 percent of net sales in the 1996 Quarter compared to $1.3 million or 8.0 percent of net sales for the 1995 Quarter. General and administrative expenses were $4.1 million or 6.6 percent of net sales in the 1996 Period and $2.3 million 8.3 percent of net sales in the 1995 Period. The major portion of the increase reflects the acquisition of White Knight effective September 1, 1995 and its general and administrative expenses.

    Research and development expenses were $403,000 or 1.3 percent of net sales in the 1996 Quarter compared to $258,000 or 1.6 percent of net sales for the 1995 Quarter. Research and development expenses were $700,000 or 1.1 percent of net sales in the 1996 Period and $467,000 or 1.7 percent of net sales in the 1995 Period.

    Amortization of intangibles in the 1996 Quarter and 1995 Quarter was $807,000 and $302,000, respectively. Amortization of intangibles in the 1996 Period and 1995 Period was $1.6 million and $575,000, respectively. This increase in cost reflects the amortization of intangibles relating to the White Knight and SafeWaste acquisitions.

    The resulting losses from operations for the 1996 Quarter was $805,000 compared to $596,000 for the 1995 Quarter, and for each of the 1996 Period and 1995 Period was $1.8 million.

    Interest income was $490,000 in the 1996 Quarter compared to $912,000 for the 1995 Quarter, and $1.1 million in the 1996 Period compared to $1.9 million for the 1995 Period. This decrease in interest income reflects a reduction in short term U.S. government and U.S. government-backed securities invested during 1996, and a lower interest rate on those investments.

    Interest expense was $182,000 and $192,000 for the 1996 Quarter and 1995 Quarter, respectively, compared to $411,000 and $294,000 for the 1996 Period and 1995 Period, respectively. Much of the interest in the 1995 Quarter was capitalized because the assets financed by the debt were still under construction.

    The Company recorded no income tax benefit for the 1996 Quarter and a benefit of $266,000 for the 1996 Period, compared to a tax expense of $66,000 for the 1995 Quarter and a benefit of $89,000 for the 1995 Period.

    The resulting net loss was $569,000 for the 1996 Quarter compared to a net income of $27,000 for the 1995 Quarter. The net loss was $947,000 for the 1996 Period compared with $118,000 for the 1995 Period.

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

    Sterile Concepts is a significant customer of White Knight, accounting for approximately 12 percent of White Knight's net sales and 6 percent of the Company's net sales during the 1996 Period. Sterile Concepts was recently acquired by Maxxim Medical, Inc. Such acquisition could adversely affect the Company's sales.

FINANCIAL CONDITION AND LIQUIDITY

    At June 30, 1996, the Company's cash and equivalents totalled $33.8 million compared to $54.5 million at December 31, 1995.

    During the 1996 Period, the Company used $10.7 million of its cash in operating activities compared to $5.6 million for the 1995 Period. The overall use of cash in the 1996 Period of $20.7 million included a $1.9 million increase in accounts receivable, a $10.4 million increase in inventories (primarily OREX raw materials), a $1.4 million decrease in accounts payable, a $1.1 million increase in prepaid expenses and $10.7 million in capital expenditures related primarily to equipment for the Company's manufacturing facilities.

    At June 30, 1996, the Company had outstanding commitments to purchase approximately $3.7 million of equipment in 1996. These commitments relate primarily to the OREX roll stock plant in Arden, North Carolina, the OREX towel plant in Abbeville, South Carolina (reflecting modifications and additions to those plants and related equipment) and the purchase of equipment for the Company's financial system software. Other material activity in the Company's plants and equipment include further developments of the Company's OREX extrusion manufacturing equipment located in Norcross, Georgia, and the acquisition of PVA fiber manufacturing equipment currently located in Charlotte, North Carolina and now operating on a test basis only. The Company is currently substantially dependent upon third party manufacturers and suppliers located in the Peoples Republic of China and elsewhere outside the United States for the raw materials and certain of the finished goods comprising the OREX Degradables line. Such dependence exposes the Company to various risks concerning the costs and availability of raw materials and finished products. The Company anticipates continued significant capital expenditures to expand its manufacturing capabilities to enable the Company to manufacture more of its OREX Degradables products internally thereby giving it more control over its operations, including product quality, availability and cost. The Company anticipates that such capital expenditures may require additional term loan financing or issuances of common stock to the extent not funded from available cash.

    On March 15, 1996, the Company executed a merger agreement with Microtek which was subsequently amended on June 23, 1996 and July 29, 1996. Among other objectives sought to be achieved by the Company through this merger, the Company believes Microtek will facilitate the conversion manufacturing and marketing of OREX Degradables film products. Upon closing of such acquisition, under the amended merger agreement Isolyser would issue or grant options to purchase an aggregate of approximately 8.8 million shares of its common stock in exchange for all of the outstanding shares and assumption of all outstanding stock options of Microtek. The closing of the transaction, which the Company plans to account for as a pooling of interests, is subject to approval by the Company's and Microtek's respective shareholders as well as certain other customary conditions. There can be no assurance that such transaction will be consummated.

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

    At June 30, 1996, long term debt, including current portion, amounted to $10.7 million and consisted primarily of $8.5 million outstanding under the Company's term loan which was used to partially finance its OREX roll stock plant. As of June 30, 1996, there was current additional borrowing available under the revolving facility of approximately $22.5 million. In connection with the proposed acquisition of Microtek described above, the Company will be required to assume Microtek's outstanding debt, which at May 31, 1996, approximated $28.0 million. To facilitate such debt assumption, and from time to time as the Company's working capital requirements increase, the Company anticipates increasing its revolving line of credit to the extent such requirements are not otherwise satisfied out of available cash flow or borrowings under the Company's existing line of credit. In addition, the proposed acquisition of Microtek will require the consent of the Company's senior lender. There can be no assurance that an increase to the Company's revolving credit facility and such consent will be available to the Company.

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

    On March 22, 1995, the Internal Revenue Service issued a report proposing certain adjustments to White Knight's income tax return for 1992 which approximated $864,000 in federal taxes without penalties and interest. White Knight recently reached a settlement with the Internal Revenue Service on this matter under which White Knight was required to pay $229,843 in additional taxes and $75,415 in related interest. All taxes and interest ensuing from this settlement are the subject matter of provisions indemnifying the Company negotiated between the Company and the sellers of White Knight as a part of the White Knight acquisition. Such indemnification provisions provide that all payments in the way of indemnities (including, without limitation, indemnification payments for such taxes and interest) are subject to an aggregate deductible amount of $250,000.

    The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Changes in Securities

    Except as previously reported at Exhibits 3.1 and 20.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 1996, there have been no material modifications in the instruments defining the rights of shareholders. None of the rights evidenced by the shares of the Company's common stock have been materially limited or qualified by the issuance or modification of any other class of securities.

Item 3.  Defaults Upon Senior Securities

    At June 30, 1996, the Company was not in compliance with the restrictive covenant of its credit facility pertaining to net income. This existing covenant violation was waived by the Company's lenders on August 8, 1996.




Item 4.  Submission of Matters to a Vote of Securityholders

    During the period covered by this report, the Company filed with the Securities and Exchange (the "Commission") and delivered to its shareholders the Company's Proxy Statement for Annual Meeting of Shareholder held May 16, 1996 (the "Proxy Statement").

    (a)  The Company's Annual Meeting of Shareholders was held on May 16,
1996.

    (b) The Board of Directors of the Company as previously reported to the Commission was re-elected in its entirety.

    (c) With respect to each matter (as more fully described in the Proxy Statement) voted upon at the meeting, the inspector of election tabulated the following votes:


         (i)  Election of Directors



Nominee for Office  Number of Votes   Number Votes   Abstentions and
                         For             Withheld    Broker Non-Votes

Robert L. Taylor        24,295,478     153,736             -0-
Travis W. Honeycutt     24,295,899     153,315             -0-
Michael Sahady          24,293,080     156,134              0-
C. Fred Harlow          24,292,528     156,686             -0-
Rosdon Hendrix          24,293,399     155,815             -0-
Jamal Silim             22,289,449     159,765             -0-
Kenneth F. Davis        24,294,584     154,630             -0-


         (ii) Proposal to Amend Isolyser's Stock Option Plan



     For                Against        Abstentions and
                                       Broker Non-Votes

21,335,629              1,071,272           2,042,313


         (ii) Proposal to Amend Isolyser's Stock Purchase Plan



      For               Against             Abstentions and
                                            Broker Non-Votes

   22,057,128           350,214             2,041,872

    (d) There was no solicitation subject to Rule 14a-11 of Regulation 14A under the Securities Exchange Act of 1934.


Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

    Exhibit No.              Description

    3.1*                Articles of Incorporation of Isolyser Company,
                        Inc.

    3.2*                Amended and Restated Bylaws of Isolyser Company,
                        Inc.

    3.3** First Amendment of the Amended and Restated Bylaws of Isolyser Company, Inc.

    4.1*                Specimen Certificate of Common Stock

    10.1*** Agreement and Plan of Merger dated as of March 15, 1996 and amended as of June 23, 1996 and July 29, 1996 among Isolyser Company, Inc., Microtek Medical, Inc. and MMI Merger Corp.

    27.1                Financial Data Schedule

- ------------------


    * Incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-83474).

    ** Incorporated by reference to the Company's Current Report on Form 8-K filed on July 29, 1996.

    *** Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-7977).

    (b) No current reports on Form 8-K were filed during the quarter for which this report is filed; however, the Company filed a Current Report on Form 8-K on July 29, 1996.

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1996.


                        ISOLYSER COMPANY, INC.



                        By:   /s/ Robert L. Taylor
                             _____________________
                             Robert L. Taylor
                             President and Chief Executive Officer
                                  (principal executive officer)


                        By:   /s/ C. Fred Harlow
                             ___________________
                             C. Fred Harlow
                                  Senior Vice President of Finance, Chief
                             Financial Officer and Treasurer
                                  (principal financial officer)