Form 10-Q
period 1996-09-30
ISOLYSER CO INC /GA/
filed 1996-11-14
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended         September 30, 1996         Commission File No. 0-24866
                          ------------------         ---------------------------


                             ISOLYSER COMPANY, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


   Georgia                                                      58-1746149
   -------                                                      ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

                       4320 International Boulevard, N.W.
                             Norcross, Georgia 30093
                             -----------------------
                    (Address of principal executive offices)

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

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Class                                          Outstanding at November 13, 1996
-----                                          --------------------------------

Common Stock, $.001 par value                           39,096,992

380456.1

                                     PART I
                              FINANCIAL INFORMATION

Item 1.        Financial Statements

                             Isolyser Company, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)

                               Assets                             September 30, 1996        December 31, 1995
                              --------                         -------------------------------------------------
Current assets
     Cash and cash equivalents                                       $ 22,038                   $ 54,816
     Accounts receivable-net                                           26,391                     22,142
     Inventories
         Raw materials                                                 21,712                     20,144
         Work in process                                               18,457                      7,967
         Finished goods                                                26,331                     17,952
     Deferred income taxes                                              2,605                      2,601
     Prepaid expenses and other assets                                  3,905                      3,272

         Total current assets                                          121,439                   128,894
                                                                      ----------------------------------

Property, plant and equipment                                           86,574                    69,901
     Less accumulated depreciation                                      11,061                     5,860
                                                                      ----------------------------------
         Net property, plant, and equipment                             75,513                    64,041
                                                                      ----------------------------------

Intangibles and other assets, net                                     $ 62,214                  $ 61,031
                                                                      ----------------------------------
                                                                      $259,166                  $253,966
                                                                      ==================================
                Liabilities and Shareholders' Equity
                ------------------------------------
Current liabilities
     Current installments of long term debt                           $  4,199                  $  4,042
     Accounts payable                                                   12,982                    16,437
     Bank overdraft                                                      2,084                     1,800
     Accrued expenses                                                    7,123                     5,566
                                                                     -----------------------------------
         Total current liabilities                                      26,388                    27,845
                                                                     -----------------------------------

Long term debt, excluding current installments                          37,192                    26,413
Deferred income taxes                                                    3,963                     3,959
     Other liabilities                                                     186                       423
                                                                     -----------------------------------
         Total liabilities                                              67,729                    58,640
                                                                     -----------------------------------

Shareholders' equity
     Common stock                                                           39                        39
     Additional paid in capital                                        201,919                   199,635
     Retained earnings                                                  (7,704)                   (1,457)
     Unearned  shares restricted to employee
     stock ownership plan                                                 (420)                     (420)
                                                                     -----------------------------------
                                                                       193,834                   197,797
Treasury shares                                                         (2,397)                   (2,471)
                                                                     -----------------------------------
     Total shareholders' equity                                        191,437                   195,326
                                                                     -----------------------------------
                                                                      $259,166                  $253,966
                                                                     ===================================


See accompanying notes.

380456.1
                                        2


                                               ISOLYSER COMPANY, INC.
                                   Condensed Consolidated Statements of Operations
                                        (in thousands except per share data)
                                                     (unaudited)


                                           Three months ended     Three months ended    Nine months ended     Nine months ended
                                           September 30, 1996     September 30, 1995    September 30, 1996    September 30, 1995
                                 -------------------------------------------------------------------------------------------
Net sales                                        $ 42,165              $ 26,543            $ 123,598               $ 68,467
     Cost of goods sold                            31,736                19,183               88,556                 48,380
                                 -------------------------------------------------------------------------------------------
     Gross Profit                                  10,429                 7,360               35,042                 20,087

Operating Expenses
     Selling & marketing                            7,401                 4,859               20,896                 12,756
     General & administrative                       3,492                 2,527                9,804                  6,408
     Research & development                           461                   249                1,411                    716
     Amortization of intangibles                    1,101                   643                3,261                  1,367
     Non-recurring cost                             3,232                    --                3,341                     --
       associated with the
       merger of Microtek
       Medical, Inc.
     Restructuring charges                          1,390                    --                1,390                     --
                                 -------------------------------------------------------------------------------------------
       Total Operating Expenses                    17,077                 8,278               40,103                 21,247
                                 -------------------------------------------------------------------------------------------
     Loss from Operations                         (6,648)                 (918)              (5,061)                (1,160)

Interest Income                                       337                   631                1,468                  2,548
Interest expense                                    (671)                 (422)              (1,829)                  (923)
Losses in joint venture                              (40)                  (17)                (179)                   (48)
                                 -------------------------------------------------------------------------------------------
Earnings (loss) before income                     (7,022)                 (726)              (5,601)                    417
  taxes and extraordinary item
Estimated tax expense (benefit)                     (490)                   365                  228                    842
                                 -------------------------------------------------------------------------------------------
Loss before extraordinary item                    (6,532)               (1,091)              (5,829)                  (425)
Extraordinary loss from                               575                                        575
  refinancing of credit facilities,
  net of tax benefit of $214
                                 -------------------------------------------------------------------------------------------
Net loss                                        $ (7,107)             $ (1,091)            $ (6,404)                $ (425)
                                 ===========================================================================================

Net loss per share                               $ (0.18)              $ (0.03)             $ (0.17)               $ (0.01)
Weighted average shares                            38,484                32,625               38,769                 34,736
  outstanding
                                 ===========================================================================================



See accompanying notes.

380456.1
                                        3


                                                       ISOLYSER COMPANY, INC.
                                           Condensed Consolidated Statements of Cash Flows
                                                           (in thousands)
                                                             (unaudited)

                                                                        Nine months ended          Nine months ended
                                                                        September 30, 1996         September 30, 1995
                                                         ----------------------------------------------------------------

Cash flows from operating activities:
     Net loss                                                                $ (6,404)                      $ (425)
       Net income for Microtek Medical, Inc. for
       December 1995                                                              143                           --
Adjustments to reconcile net loss to net cash provided
  used in operating activities:
     Depreciation and amortization                                               8,462                        2,937
     Compensation expense associated with vesting of
       variable options                                                            500                          --
     Provision for doubtful accounts                                                 -                           38
     Loss on disposal of property, plant and equipment                               -                           11
     Changes in assets and liabilities, net of acquisitions                    (20,460)                      (5,611)
                                                           -----------------------------------------------------------
     Net cash used in operating activities                                     (17,939)                      (3,050)
                                                           -----------------------------------------------------------

Cash flows from investing activities
     Additions to property, plant, and equipment net of                       (16,329)                     (26,884)
     acquisitions
     Acquisitions-net of cash acquired                                        (11,362)                     (26,542)
                                                           -----------------------------------------------------------
     Net cash used in investing activities                                    (27,691)                     (53,426)
                                                           -----------------------------------------------------------

Cash flows from financing activities
     Net borrowings under credit agreements                                     10,703                        7,537
     Change in bank overdraft                                                      284                        (217)
     Proceeds from exercised options                                             1,766                          564
     Purchase of treasury stock                                                     --                      (3,747)
     Direct cost relating to issuance of common stock                             (20)                        (325)
     Proceeds from issuance from stock                                             119                           --
                                                           -----------------------------------------------------------
     Net cash provided by financing activities                                  12,852                        3,812
                                                           -----------------------------------------------------------

Net decrease in cash and cash equivalents                                     (32,778)                     (52,664)
Cash and cash equivalents at beginning of period                                54,816                       72,014
                                                           -----------------------------------------------------------
Cash and cash equivalents at end of period                                    $ 22,038                     $ 19,350
                                                           ===========================================================



See accompanying notes.

380456.1

                             ISOLYSER COMPANY, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


Note 1

In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation, have been included in the unaudited financial information for the interim periods. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2

On August 30, 1996 the Company acquired Microtek Medical, Inc. ("Microtek") and, in connection therewith, issued 7,722,965 shares of common stock for all of Microtek's outstanding common stock. Microtek designs, manufactures and sells a broad range of surgical and medical supplies. The merger was accounted for as a pooling of interest and, accordingly, the Company's financial statements have been restated to include the results of Microtek for all periods presented. Combined and separate results of the Company and Microtek are as follows:


                                                     Isolyser          Microtek      Eliminations      Combined
                                                 --------------------------------- ----------------- -----------
                                                                             (in thousands)
Nine months ended September 30, 1996:
         Net Sales                               $     93,886      $    30,516      $ (804)         $ 123,598
         Earnings from operations                $    (7,380)      $     2,593      $ (274)         $ (5,061)
         Net income (loss) before
           extraordinary item                    $    (6,114)      $       285      $    --         $ (5,829)
         Net income (loss)                       $    (6,406)      $         2      $    --         $ (6,404)

Nine months ended September 30, 1995:
(Microtek as of August 31,1995)
         Net Sales                               $     47,115      $    21,809      $ (457)         $  68,467
         Earnings from operations                $    (4,048)      $     2,990      $ (102)         $ (1,160)
         Net Income (loss)                       $    (1,924)      $     1,499      $    --         $   (425)


Note:  All eliminations are related to inter-company sales and purchases.

In connection with the merger, Microtek changed its fiscal year end from November 30 to December 31 which conforms to Isolyser's fiscal year end. Microtek's separate results for fiscal 1996 have been restated to a December 31 year end. Microtek's separate results of operations for the month of December 1995, therefore, are not reflected in the consolidated statement of operations. The following is a condensed statement of income for Microtek for the month of December 1995.


380456.1
                                        5



                                                 Month of
                                              December 1995
                                              (in thousands)
                                              -------------------


Net Sales                                               $ 2,701

Cost of goods sold                                        1,423
                                              -------------------

Gross profit                                              1,278

Selling, general, and administrative                        939
                                              -------------------

Earnings from operations                                    339

Interest expense                                            105
                                              -------------------

Income before taxes                                         234

Estimated tax expense                                        91
                                              -------------------

Net income                                                $ 143
                                              ===================


The consolidated financial statements for all periods prior to 1996 have not been restated for the change in fiscal years. They include the Company's result of operations on a December 31, fiscal year basis, and Microtek's on a November 30, fiscal year basis.

Cost related to the merger of $3,341,000 were charged to expense primarily in the third quarter of fiscal 1996.

Note 3

On August 31, 1995 the Company's Board of Directors approved a 2 for 1 stock split effected in the form of a 100% stock dividend paid on October 2, 1995 to shareholders of record on September 15, 1995. All share and per share data have been adjusted to give retroactive effect to this stock split.


380456.1

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's consolidated statements of operations have been restated to include the operating results of Microtek which was acquired in a pooling of interest transaction on August 30, 1996. The operations of White Knight Healthcare, Inc. ("White Knight"), acquired effective September 1, 1995, are included in the Company's consolidated statements of operations only from such acquisition date.

Net sales for the three months ended September 30, 1996 (the "1996 Quarter") were $42.2 million compared to $26.5 million for the three months ended September 30, 1995 (the "1995 Quarter"), an increase of 59 percent. Net sales for the nine months ended September 30, 1996 (the "1996 Period") were $123.6 million compared to $68.5 million for the nine months ended September 30, 1995 (the "1995 Period"), an increase of 80 percent. The increase in net sales partially resulted from the $14.2 million and $44.9 million of net sales contributed by White Knight during the 1996 Quarter and 1996 Period, respectively, compared with $4.9 million of sales by White Knight included in the Company's results for the 1995 Quarter and Period. Microtek sales for the 1996 Quarter and 1996 Period were $10.5 million and $29.8 million, respectively, an increase of $3.0 million and $8.4 million, respectively, over the prior corresponding periods of 1995 primarily due to Microtek acquisitions in recent months. Sales of procedure trays and related products increased $2.6 million or 26 percent in the 1996 Quarter and $4.7 million or 15 percent in the 1996 Period over the prior corresponding periods of 1995. Sales of safety products and services were $2.6 million and $8.2 million in the 1996 Quarter and the 1996 Period, respectively, compared to $2.4 million and $6.5 million during the 1995 Quarter and 1995 Period, respectively. The sales of the Company during the 1995 Period include the net revenues of SafeWaste Corporation from the May 31, 1995 acquisition date.

The Company's sales of OREX Degradables in the 1996 Quarter and 1996 Period were $1.5 million and $5.5 million, respectively (which amounts are included in the sales figures described above). The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products. The Company's ability to achieve such objectives is subject to a number of risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Annual Report") including, without limitation, those described in the Annual Report under "Risk Factors - Risks of New Products", "- Risks of Expansion" and "- Manufacturing and Supply Risks".

Included in cost of goods sold for the 1996 Quarter and 1996 Period are charges of $531,000 for inventory shrinkage relating to product quality deficiencies in the OREX non-woven fabrics manufacturing operation, and a $1 million reserve for slow moving and potentially obsolete inventory throughout the Company. After adjusting gross profit by eliminating these charges,

380456.1
gross profit for the 1996 Quarter and the 1996 Period was 28.4 percent and 29.6 percent of net sales respectively, compared to 27.7 percent and 29.3 percent of net sales, respectively for the 1995 Quarter and 1995 Period. Pending increased utilization of the Company's existing manufacturing capacity at its Arden and Abbeville OREX manufacturing facilities, the Company will continue to encounter low profit margins on sales of its OREX Degradables products. During the 1996 Quarter and Period the Company manufactured more OREX Degradable towels than were sold. While the Company plans to sell such surplus towels, no assurances can be provided that the Company will be successful in such efforts. The possible inability of the Company to sell its towel supplies at acceptable prices could materially adversely affect the Company's operating margins and profitability.

Selling and marketing expenses were $7.4 million or 17.6 percent of net sales in the 1996 Quarter and $4.9 million or 18.3% of net sales in the 1995 Quarter. Selling and marketing expenses were $20.9 million or 16.9 percent of net sales in the 1996 Period and $12.8 million or 18.6 percent of net sales in the 1995 Period. This increase in real dollars reflects primarily the acquisition of White Knight, and the corresponding distribution and selling expenses associated with White Knight's sales volume.

General and administrative expenses were $3.5 million or 8.3 percent of net sales in the 1996 Quarter and $2.5 million or 9.5 percent of net sales in the 1995 Quarter. These expenses were $9.8 million or 7.9% of net sales in the 1996 Period and $6.4 million or 9.4 percent of net sales in the 1995 Period. This increase in real dollars reflects primarily the acquisition of White Knight.

Research and development expenses were $461,000 or 1.1 percent of net sales in the 1996 Quarter compared to $249,000 or 0.9 percent of net sales in the l995 Quarter. Research and development expenses were $1.4 million or 1.1 percent of net sales in the 1996 Period and $716,000 or 1.0 percent of net sales in the 1995 Period.

Amortization of intangibles in the 1996 Quarter and 1995 Quarter was $1.1 million and $643,000 respectively. Amortization of intangibles in the 1996 Period and 1995 Period was $3.3 million and $1.4 million respectively. This increase in costs reflects the amortization of intangibles relating to the White Knight and other acquisitions.

The Company incurred non-recurring costs associated with the acquisition of Microtek of $3.2 million in the 1996 Quarter and $3.3 million in the 1996 Period. Restructuring charges relating to severance packages and consolidation cost primarily as a result of the Microtek acquisition of $1.4 million were charged in both the 1996 Quarter and Period. The resulting loss from operations for the 1996 Quarter was $6.6 million compared to $918,000 for the 1995 Quarter. Loss from operations for the 1996 Period was $5.1 million compared to $1.2 million for the 1995 Period. After eliminating the above noted $1.5 million inventory charges included in costs of goods sold and non-recurring acquisition costs, the resulting income <loss> from operations was $<500,000> and $1.2 million for the 1996 Quarter and 1996 Period, respectively.


380456.1

Interest income was $337,000 in the 1996 Quarter compared to $631,000 for the 1995 Quarter, and $1.5 million in the 1996 Period compared to $2.5 million in the 1995 Period. This decrease in interest income reflects a reduction in short term U. S. government and U. S. government- backed securities invested during 1996, and a lower interest rate on those investments.

Interest expense was $671,000 and $422,000 for the 1996 and 1995 Quarters respectively, and $1.8 million and $923,000 for the 1996 and 1995 Periods respectively. This increase in interest expense in the 1996 Quarter and Period reflects primarily interest on debt of White Knight.

The Company recorded an income tax benefit for the 1996 Quarter of $490,000 and an income tax expense for the 1996 Period of $228,000 compared to a tax expense of $365,000 for the 1995 Quarter and $842,000 for the 1995 Period. The differences in effective rates are primarily the result of the nondeductible nature of the Microtek merger costs combined with the taxable nature of Microtek operations prior to the merger.

The extraordinary loss of $575,000 results from the refinancing of the Company's credit facilities concurrent with the Microtek merger.

The resulting net loss was $7.1 million and $6.4 million for the 1996 Quarter and Period, respectively, compared to losses of $1.1 million and $425,000 for the 1995 Quarter and Period, respectively.

Financial Condition and Liquidity

At September 30, 1996 the Company's cash and equivalents totaled $22.0 million compared to $54.8 million at December 31, 1995.

During the 1996 Period, the Company used $17.9 million of cash in operating activities as compared to $3.1 million in the 1995 Period. This use of cash is primarily associated with the $20 million increase in inventories relating primarily to OREX products. The Company used $27.7 million of cash during the 1996 Period in investing activities as compared to $53.4 million in the 1995 Period. The decrease in cash used in investing activities is the result of lower capital expenditures (related primarily to purchases of equipment for the Company's OREX manufacturing facilities) and acquisitions of which the cash portion of the consideration in 1996 was less than 1995. The increase in cash used in operating activities, offset by the combination of decreases in cash used in investing activities and net borrowings of $10.7 million, resulted in a net decrease in cash and cash equivalents during the 1996 Period of $32.8 million.

At September 30, 1996, the Company had outstanding commitments to purchase approximately $5.3 million of equipment in 1996. These commitments relate primarily to the OREX roll stock plant in Arden, North Carolina, the OREX towel plant in Abbeville, South Carolina (reflecting modifications and additions to those plants and related equipment) and the purchase of equipment for the Company's financial system software. Other material activity in the Company's plants and equipment include further investments in the Company's OREX extrusion manufacturing equipment located in Norcross, Georgia, and the acquisition of PVA fiber manufacturing equipment currently located in Charlotte, North Carolina and now operating on a test basis only.

380456.1

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

On August  30,  1996 the  Company  purchased  land and a building  in  Norcross,
Georgia  at  a  cost  of  approximately   $2.4  million,   including   estimated
refurbishment cost. The Company anticipates moving into this building as it corporate headquarters during the fourth quarter of 1996.

At September 30, 1996, the Company had outstanding debt, including current portion, of $41.4 million. As a result of the Microtek acquisition, the Company assumed all of Microtek's debt which amounted to approximately $22 million. Concurrent with the Microtek merger, the Company increased its existing credit facility to $55 million. As of September 30, 1996, the Company had outstanding $15 million under its term facility and $21 million under its revolving credit facility leaving additional borrowing available under the revolving facility of approximately $19 million.

Based on its current business plan, the Company anticipates that existing cash and cash equivalents, together with borrowing availability under its existing credit facility, will be sufficient to fund its currently foreseeable liquidity and capital requirements over the next year. While the Company is unable to make any assurances in such regard, the Company anticipates that a combination of improvements in operating results and reductions in requirements for the Company to heavily invest in inventory will reduce its historically negative cash flow. In the event that appropriate opportunities arise to acquire as yet unidentified product lines or businesses related to the Company's business, the Company may require additional financing to pursue such opportunities.

Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those in immediately preceding paragraph, include forward- looking statements made under the provisions of the Private Securities Litigation Reform Act. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by various risks described in the Company's Annual Report including, without limitation, those described in the Annual Report under "Risk Factors - Limited Operating History; Net Losses", "- Risks of New Products", "- Risks of Expansion" and "- Manufacturing and Supply Risks".

Effects of Currency Exchange Rates

The Company currently purchases materials used in its products in U.S. dollars. During the 1996 Period, the Company had export sales denominated in British pounds of 700,000 or $1.0 million dollars. As sales denominated in British pounds or other foreign currency increase, the Company could be affected by the relationship of the U. S dollar to foreign currency.


380456.1

New Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of", which the Company adopted effective January 1, 1996. This requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The initial adoption of SFAS No. 121 had no impact on the Company's results from operations.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" which the Company adopted effective January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its 1996 Annual report. Accordingly, the initial adoption of SFAS No. 123 had no impact on the Company's results of operations.




380456.1

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

         A complaint was filed against the Company as well as its President and Chief Financial Officer on December 13, 1995 on behalf of Peter Salit in the United States District Court for the Northern District of Georgia. In the complaint, the plaintiff sought class certification and damages relative to certain alleged wrongful disclosures and omissions in various of the Company's filings with the Securities and Exchange Commission, including allegations that certain OREX Degradables do not dissolve as represented and cannot be manufactured as represented. On September 25, 1996, a judgment was entered by the District Court dismissing the complaint with prejudice.

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

         None.

Item 4.  Submission of Matters to a Vote of Securityholders

         During the period covered by this report, the Company filed with the Securities and Exchange (the "Commission") and delivered to its shareholders the Company's Proxy Statement for Special Meeting of Shareholder held August 30, 1996 (the "Proxy Statement").

         (a) The Company's Special Meeting of Shareholders was held on August 30, 1996.

         (b) The meeting did not involve the election of directors.


380456.1

         (c) With respect to each matter (as more fully described in the Proxy Statement) voted upon at the meeting, the inspector of election tabulated the following votes:

             (i) Approval of Issuance of Shares for Microtek Acquisition


Number of Votes                 Number Votes                 Abstentions and
      For                         Against                    Broker Non-Votes
      ---                         -------                    ----------------
   15,271,394                     359,227                         1,819,732


             (ii) Proposal to Amend Isolyser's Stock Option Plan

                                                             Abstentions and
    For                       Against                       Broker Non-Votes
    ---                       -------                       ----------------

15,979,413                   1,189,726                           281,284





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


380456.1

     27.1             Financial Data Schedule

------------------


         * Incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-83474).

         ** Incorporated by reference to the Company's Current Report on Form 8-K filed on July 29, 1996.

         *** Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-7977).




         (b) The Company filed a Current Report on Form 8-K on July 29, 1996 and September 13, 1996.

380456.1
                                       14

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 1996.


                               ISOLYSER COMPANY, INC.



                               By:  /s/ Robert L. Taylor
                                    -------------------------------------------
                                    Robert L. Taylor
                                    President and Chief Executive Officer
                                    (principal executive officer)


                               By:  /s/ Dan R. Lee
                                    -------------------------------------------
                                    Dan R. Lee
                                    Chief Financial Officer
                                    (principal financial officer)



380456.1
                                       15