Form 10-K
period 1996-12-31
ISOLYSER CO INC /GA/
filed 1997-03-31
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1996    Commission File Number: 0-24866
                          -----------------                            -------

                             ISOLYSER COMPANY, INC.
             (Exact Name of registrant as specified in its charter)

                 GEORGIA                              58-1746149
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


650 ENGINEERING DRIVE
TECHNOLOGY PARK
NORCROSS, GEORGIA                                        30092
(Address of principal executive offices)               (Zip Code)


                                 (770) 582-6363
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     common stock, $.001 par value per share
                              stock purchase rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by nonaffiliates of the registrant based on the sale trade price of the common stock as reported on The Nasdaq Stock Market on March 27, 1997, was approximately $165.4 million. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

At March 27, 1997, there were outstanding 39,207,668 shares of the registrant's common stock, $.001 par value per share.

Documents incorporated by reference: Certain exhibits provided in Part IV are incorporated by reference from the Company's Registration Statements on Form S-1 (File Nos. 33-83474 and 33-97086), Registration Statement on Form S-4 (File No. 333-7977), Registration Statement on Form S-8 (File Nos. 33-85668), annual report on Form 10-K for the periods ended December 31, 1994, and December 31, 1995, and current reports on Form 8-K dated May 31, 1995, September 18, 1995, June 4, 1996, August 30, 1996 and December 19, 1996.



420793.1

         Note: The discussions in this Form 10-K contain forward looking statements that involve risks and uncertainties. The actual results of Isolyser Company, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", particularly "Business -- Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed or implied in any forward looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Business -- Risk Factors" in this Form 10-K.


                                     PART I


    ITEM 1.    BUSINESS

General

    Isolyser Company, Inc. ("Isolyser" or the "Company") believes that it is the first company to address the health care industry's fundamental needs of patient care, safety, cost reduction and solid waste reduction by taking a life cycle approach (from product development through disposal) to disposable products used in the hospital. Isolyser develops, manufactures and markets proprietary and other products for patient care, occupational safety and management of potentially infectious and hazardous waste. The Company's products provide patient care and safety benefits, including protection from cross-infection, by providing Point-of-Generation(TM) treatment of potentially infectious and hazardous waste. Moreover, the Company believes that its products benefit the environment by reducing the volume of solid waste while significantly reducing the disposal costs of such waste. Isolyser's products are designed to provide responsible solutions to regulatory requirements and initiatives and social concerns. Through its products and services, the Company seeks to provide an umbrella of protection from potentially infectious and hazardous waste for patients, staff, the public and the environment. The Company also believes that its products offer benefits to certain industries whose workers are in contact with hazardous materials and where contaminated clothing, clean-up and barrier materials must be incinerated at considerable expense

Trends in the Health Care Industry

    The Company's products address a number of important trends in the health care industry:

 Facilitating Environmental Protection and Regulatory Compliance. The disposal of large volumes of infectious and hazardous solid and liquid waste generated by the health care and other industries has attracted increasing public awareness and regulatory attention. The Environmental Protection Agency ("EPA") has issued for comment regulations regarding incineration of potentially infectious waste reportedly having the potential of closing many hospital incinerators, and the Department of Transportation has issued regulations regarding the transportation of potentially infectious waste. The American Hospital Association has recommended that bio-hazardous waste be treated the same day it is generated. Isolyser's products provide responsible compliance solutions to compliance objectives. For example, OREX(R) Degradables(TM) reduce the volume of solid waste placed into the environment (OREX(R) Degradables(TM)), LTS(R) converts liquid waste into solid polymers (LTS(R)) and SMS(R) encapsulates and physically disinfects sharps.

 Meeting Health Care Cost Containment Initiatives. The health care industry is under increasing pressure to reduce costs and improve efficiency. The Company believes that its products and services facilitate cost-effective regulatory compliance, reduce labor intensive disposal processes and reduce the cost of disposing of infectious and hazardous waste. As a result, a greater portion of limited health care resources may be devoted directly to patient care. The Company's procedure trays and equipment drapes facilitate cost containment by reducing inventory volume and handling costs and by decreasing operating room setup and clean up time, enabling hospitals to increase the volume of procedures which may be performed.



420793.1
                                        2

 Protecting Staff, Patients and the Public from Infection and Injury. The health care industry has experienced a substantial increase in the transmission of infectious diseases (such as HIV/AIDS and hepatitis) through cross- infection. A 1990 conference sponsored by the Centers for Disease Control reported that hospital-acquired bloodstream infections increased 133% from 1980 to 1989. Many hospitals have established committees and created new professional positions to manage this problem and monitor compliance with regulatory requirements. The Company believes that its products directly and immediately reduce the risk of cross-infection and promote compliance with professional, industry and regulatory mandates by providing solutions for safe and effective handling of potentially infectious and hazardous waste at the Point-of-Generation.

Growth Strategy

    The Company's goal is to become a leading manufacturer and supplier of disposable products to hospitals and industry. The Company intends to grow through the commercialization of OREX Degradables, increased use and improvement of manufacturing capabilities, leveraging upon existing marketing and distribution resources, marketing of OREX Degradables to industries other than health care and continued new product development. See "Risk Factors".

 Commercializing OREX Degradables. The Company intends to penetrate the market for traditional disposable and reusable products by converting users of those products to OREX Degradables, and has in the past sought to achieve that objective with an initial primary focus on the health care industry. The Company has sought to accomplish this goal by replacing conventional disposable and reusable products used in procedure trays with OREX Degradables and selling OREX Degradables on a stand-alone basis and in supplemental packs. The Company is currently undertaking a thorough review and analysis of the market position of OREX Degradables within its various market potentials. As a part of such review and analysis, the Company plans to implement appropriate adjustments to its marketing plan to seek to improve the Company's operating results. There can be no assurance that OREX Degradables will achieve or maintain substantial acceptance in their target markets. See "Risk Factors -- Limited Operating History; Net Losses" and " Risks of New Products".

 Using Manufacturing Capabilities. As an additional key component of its growth strategy, the Company has followed a strategy of vertically integrating its manufacturing capabilities through acquisitions and capital expenditures in order to internally manufacture many of its OREX Degradables products. The Company believes that such vertical integration gives it more control over its operations, including product quality, availability and cost. The Company operates a 108,000 square foot OREX Degradables non-woven fabric plant located in Arden, North Carolina and a 207,000 square foot OREX Degradables woven manufacturing plant located in Abbeville, South Carolina. As a result of the acquisition (the "White Knight Acquisition") of White Knight Healthcare, Inc. ("White Knight") in September, 1995, the Company operates five non-woven conversion manufacturing plants located in Childersburg, Alabama, Runnemede, New Jersey, Douglas, Arizona, Agua Prieta, Mexico and Acuna, Mexico. As a result of the acquisition (the "Microtek Acquisition") of Microtek Medical, Inc. ("Microtek") as of September 1, 1996, the Company operates three conversion manufacturing plants for its equipment drapes and fluid control products located in Columbus, Mississippi, the Dominican Republic and Empalme, Mexico. The Company is currently undertaking measures to consolidate its conversion manufacturing operations to achieve savings in operating costs and improve manufacturing efficiencies. The Company is also currently developing a prototype OREX Degradables film manufacturing operation in its Norcross, Georgia facility. In addition, the Company uses contract manufacturers for certain OREX film, instruments and utensils which the Company has not yet commercially marketed. See "Business -- Manufacturing and Supplies" and "Risk Factors - Manufacturing and Supply Risks".

 Using Marketing and Distribution Resources. An important element of the Company's growth strategy is the leveraging of its existing marketing resources. The Company believes that the key to penetrating health care markets is a strong sales force capable of educating distributors and end users about the unique characteristics of its products. In connection with the commercialization of OREX Degradables, the Company has followed a strategy of investing in its sales and marketing resources through hiring experienced and knowledgeable employees and through acquisitions. The White Knight Acquisition provided the Company with marketing resources, sales support and access to markets and accounts not previously penetrated by the Company through White Knight's operations and reputation in the non-woven medical products market. The Microtek Acquisition provided the Company with marketing resources, sales support and access to medical niche markets (primarily for equipment drapes and fluid control products) not previously available to the Company. Both the White Knight Acquisition and Microtek Acquisition provide the Company with increased opportunities to access international markets. The Company

420793.1
                                        3
maintains warehouse and distribution facilities in Jacksonville, Florida and the United Kingdom in addition to various contract warehouse and distribution operators. The health care market is dominated by a few large manufacturers and distributors of disposable medical products and the Company remains dependent upon those distributors to a significant degree in the purchase and distribution of its products. The Company plans to continue to strengthen its marketing and distribution resources through internal growth and strategic alliances. See "Risk Factors -- Risks of New Products", "-- Risks of Expansion" and "-- Reliance Upon Distributors".

 Marketing OREX Degradables Outside the Health Care Industry. The Company plans to develop and market commercial applications for OREX Degradables to other industries where protection from infectious or hazardous waste and reduction of solid waste is important, such as the nuclear power industry. Through the White Knight Acquisition, the Company acquired an active sales and marketing presence in industrial markets. Isolyser believes that it is the only company to offer reusables, disposables and degradables in protective wear to the industrial market. The Company plans to continue to develop existing and new markets for its products. Towards such end, the Company continually evaluates possible strategic alliances to develop new markets for its OREX products. There can be no assurance that OREX Degradables will achieve or maintain substantial acceptance in their target markets, or that the Company will be successful in concluding favorable strategic alliances to add to the Company's target markets. See "Risk Factors - Risks of New Products".

 Continuing New Product Development. The Company plans to continue to improve, develop and introduce new and innovative products to the marketplace designed to promote cost-effective achievement of occupational safety, environmental protection and regulatory compliance objectives through continued research and development. In addition, the Company will continue to substantiate the safety and effectiveness of its products with testing and to seek regulatory approval for use of its products where applicable. See "Risk Factors - Risks of New Products".

Products and Markets

 OREX Degradables

    OREX Degradables are a line of products that provide protection to the hospital staff, patient and environment while providing cost effective solutions to the problems associated with solid waste reduction and disposal. OREX Degradables are manufactured from a thermoplastic, hot water soluble polymer, which can be configured into an array of products such as woven fabrics (including operating room towels, absorbent gauze and laparotomy sponges), non-woven fabrics (including gowns, surgical drapes, mop heads and surgical headwear), films (including fluid collection bags, packaging materials and equipment drapes), thermoformed and extruded items (including syringes, bowls, instruments and tubing) as well as combinations of these configurations (including diapers, underpads and laminates). OREX Degradables perform like traditional disposable and reusable products; however, unlike traditional products, OREX Degradables can be degraded or dissolved in hot water in a specially designed washing machine (the OREX Processor) after use for safe disposal through the municipal sewer system. See "Risk Factors - Risks of New Products".

    The Company believes that its OREX Degradables not only minimize the quantity and cost of solid waste disposal, but also help to protect against the transmission of infectious diseases such as HIV/AIDS and hepatitis by providing disposal at the Point-of-Generation. Additionally, OREX Degradables facilitate environmental protection by reducing the volume of potentially infectious and hazardous waste that is either incinerated or transported to landfills. Finally, the Company believes that OREX Degradables address regulatory compliance initiatives such as the bloodborne pathogen rule promulgated under OSHA as well as state initiatives to reduce the volume of solid waste. The Company is initially focused on delivering OREX Degradables to the health care industry where, according to a study conducted in 1995 by an independent market research firm, the United States market for non-woven disposable medical products alone was estimated to be $1.7 billion in 1995 increasing to approximately $2.0 billion in 2000. While the Company is currently undertaking a thorough review and analysis of the market position of OREX Degradables, the Company currently believes that OREX Degradables may be best suited for use at hospitals where the added benefits of degradable products (such as facilitating environmental protection, complying with regulations and saving on infectious waste disposal costs) can be best realized. In addition, management also believes that the technology used to develop OREX Degradables has broad commercial applications beyond the health care industry where protection from potentially infectious or hazardous waste and reduction of solid waste is important, such as the nuclear power industry.



420793.1
                                        4

    OREX is manufactured from a variety of organic, degradable polymers that have been modified to dissolve or degrade only in hot water. The basic compound used to manufacture OREX Degradables woven and non-woven products is a polymer known as polyvinyl alcohol ("PVA"), a safe material widely used in a variety of consumer products such as eye drops, cosmetics and cold capsules. The Company more recently has begun to develop the use of other polymers to test manufacture OREX Degradables film and thermoformed and extruded products. Through a manufacturing process developed by the Company, these polymers are modified so they will dissolve or degrade only in hot water. See "Risk Factors -- Manufacturing and Supply Risks". Unlike traditional disposable products that must be disposed of through either incineration or landfill, OREX Degradables may be disposed of at the Point-of-Generation through the municipal sewer system by dissolving or degrading them in hot water in an OREX Processor. An OREX Processor is a standard commercial washing machine specially adapted primarily by upgrading its water heater and removing the spin cycle. While a number of suppliers exist for such washing machines, the Company has entered into arrangements with three washing machine distributors for the supply of OREX Processors at a retail cost of approximately $2,000 for a low capacity unit, approximately $8,500 for a mid-capacity unit and approximately $20,000 for a large capacity unit. Disposal in this manner reduces the need for storage, handling and off-site transportation of waste, reduces the potential for cross-infection, reduces the total volume of solid waste and facilitates regulatory compliance. An industry standard method for disposal of blood, with or without infectious disease contamination, is through the municipal sewer system. While the Company makes no claims or representations in its product advertising or labeling that the disposal method for OREX Degradables renders the disposal matter non-infectious, independent test results indicate that dissolving OREX Degradables in hot water inactivates in excess of 99% of tested microorganisms. Disposal in this manner is not subject to federal regulation but may be regulated by state and local sewage treatment plants to the extent that sewer discharges from hospitals or other facilities may interfere with the proper functioning of such plants. Based on product testing and available research, the Company believes that OREX Degradables manufactured from PVA will not interfere with the proper functioning of sewage treatment plants. Based on such testing and research, the Company has obtained over 100 written and verbal non-binding concurrences and is in the process of seeking additional non-binding concurrences with the Company's conclusions from local authorities. While the Company is undertaking evaluation of OREX Degradables manufactured from polymers other than PVA, no assurances can be provided that such non-PVA based OREX will not interfere with the proper functioning of sewage treatment plants. See "- Government Regulation" and "Risk Factors - Regulatory Risks".

    Tests conducted by Isolyser and independent third parties (such as testing laboratories) indicate that OREX Degradables woven and non-woven fabric and film can be produced to have the fluid resistance, moisture vapor transmission, flame retardancy, impact protection and other characteristics of corresponding conventional disposable and reusable products. To date, the Company has not successfully completed certain non-woven fabric finishing applications to lighter weight non-woven fabrics, necessitating the substitution of heavier weight fabric for certain finished products. The Company has completed limited field trials and is currently marketing OREX Degradables at more than 250 hospitals. OREX field trials, which consisted of monitored use of one or more of a limited number of OREX Degradables woven and non-woven products, have confirmed that such OREX Degradables products perform in a manner substantially equivalent to similar disposable and reusable products. The Company's marketing plan for OREX Degradables has been to provide increased focus on a limited number of hospitals to seek to convert such hospitals from using traditional disposable and reusable products to OREX Degradables products, first by conducting product introductions through, for example, field trials and thereafter by sales follow-through. These marketing efforts have been hindered by delays in the Company's manufacturing schedule for expanding the OREX product line and certain product performance issues. See "Risk Factors -- Manufacturing and Supply Risks". Beginning at the end of 1995 and through 1996, the Company engaged in a program of actively expanding its line of internally manufactured OREX Degradables products in order to meet a customer's requirements to justify conversion to degradable products, including the installation of an OREX Processor. Approximately 65 hospitals have installed OREX Processors to date. Under appropriate circumstances, the Company will favorably consider hospital installation of OREX Processors other than through purchases as the Company considers the OREX Processor as only one component to an entirely new product handling cycle by its customers. The Company now offers over 200 OREX catalog items (including both sterile and non-sterile OREX products) which the Company believes address substantially all non-woven products most often used by hospitals. Management of the Company believes approximately 15 hospitals currently use OREX Degradables for substantially all of their patient draping requirements. The Company has followed a marketing strategy of initially making the OREX products available at prices which do not take into account disposal cost savings provided by the Company's products in order to seek to achieve market acceptance of OREX products. Such pricing, coupled with manufacturing costs experienced to date in producing OREX Degradables, has caused the Company to fail to achieve profitable margins on the sale of OREX Degradables to date. The Company is currently evaluating its marketing plans for these products, and plans

420793.1
                                        5
to make appropriate adjustments to such marketing plans to seek to improve its profit margins on the sale of OREX Degradables. No assurance can be given that hospitals will use OREX Degradables, that OREX Degradables will achieve or maintain acceptance in its target markets or that the Company will be successful in selling OREX Degradables at a price providing satisfactory margins to the Company. See "Risk Factors - Risks of New Products".

    The Company has focused its manufacturing growth and product rollout on OREX Degradables non-woven and woven products to a more significant extent than with respect to other OREX Degradables products, based in part on the Company's strategic considerations relative to market size and relative product demand. The Company, however, has also marketed a limited number of OREX Degradables film products, such as kick bucket liners, hamper liners, sponge counters, and film reinforced drapes and drape sheets. The Company has not been satisfied with certain aesthetic and user-oriented product performance characteristics of the film component of its OREX Degradables reinforced gowns, and has to date used traditional film materials in its reinforced gowns containing OREX non-woven fabric. In addition, the Company has encountered some dissatisfaction with the absorbency characteristics of its OREX towels; however, management believes that the Company has recently solved such concerns through the successful application on a test basis of certain manufacturing techniques which remain to be implemented on a full commercial scale. During 1996, the Company recorded $10.0 million of reserves for OREX inventory which the Company believes is the proper amount to be recorded due to improvements in manufacturing processes realized during the latter portions of 1996 which rendered certain existing inventories second quality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors -- Risks of New Products". The Company's requirements for its OREX Degradables film roll stock have to date been supplied by a contract manufacturer. The Company has not yet commenced to commercially market a full line of OREX Degradables film products or OREX Degradables thermoformed and extruded products pending implementation of cost-effective manufacturing techniques. Management of the Company believes that its research and development group has discerned a methodology through manufacturing trials that will prove satisfactory for cost-effective commercial manufacturing of such products which is in part based upon the use of non-PVA based raw materials. As the Company cannot currently replace all traditional disposable medical products with OREX Degradables products, potential customers for the Company's products may not yet justify large-scale conversion to OREX Degradables products. See "Risk Factors - Risks of New Products".

    The Company has not been satisfied with its performance to date in manufacturing and selling OREX Degradables. The Company began limited commercial sales of limited quantities of OREX Degradables during the first nine months of 1995 following the Company's receipt of regulatory clearances and the delivery of contract manufactured operating room towels, sponges and certain other products in sufficient quantities to commence sales. Meaningful sales of OREX Degradables, however, began to occur only in the fourth quarter of 1995, during which approximately $514,000 of such products were sold. Beginning during the first quarter of 1996, progress continued in introducing OREX Degradables products to the health care market by including OREX Degradables in the Company's procedure trays and packs. Through this distribution method, over 400 hospitals were purchasing OREX Degradables in variable volumes in 1996. Throughout 1996, the Company worked toward improving the quality of its OREX products while expanding the number of types of OREX products available for regular supply. Total net sales of OREX Degradables in 1996 approximated $7.1 million, primarily in health care markets. Some of these sales included distributor stocking orders, and quarter to quarter sales of OREX remained flat over 1996. Based in part on this flat growth rate, the Company has not enjoyed sufficient demand for its OREX products to seek to operate its OREX manufacturing plants at high efficiencies and thereby reduce manufacturing costs. Such manufacturing inefficiencies, and related unabsorbed manufacturing overhead, coupled with unit pricing for sales of OREX Degradables at an amount which does not take into account the disposal cost savings provided by these products, has caused the Company to fail to achieve profitable margins on the sales of OREX Degradables to date. The Company anticipates that its manufacturing costs and other investments in OREX sales volume growth will continue to adversely impact operating results pending achieving a combination of significant increases in sales volume, reducing manufacturing costs and adjusting product unit prices to take into account disposal cost savings on OREX products.

Procedure Trays

    Procedure trays are sterilized packs which include all components (traditionally conventional disposable or reusable medical products such as, for example, laparotomy sponges, drapes and suction tubing) used in medical (primarily surgical) procedures. Custom and standard procedure trays can be utilized in a wide range of procedures, such as cardiovascular surgery and angiography, orthopedic surgery, laparoscopic and endoscopic procedures and

420793.1
                                        6

Caesarean-sections. Custom trays are assembled according to the specific requirements of the hospital end user. Isolyser entered the procedure tray market with the acquisition (the "Atkins Acquisition") of Charles Atkins and Company, Ltd. ("Atkins") on February 28, 1993, and currently conducts its procedure tray business through its subsidiary MedSurg Industries, Inc. ("MedSurg"), which it acquired (the "MedSurg Acquisition") on December 31, 1993. For 1994, 1995 and 1996, sales of procedure trays and related products accounted for approximately 55%, 46% and 34% of the Company's total revenue and 34%, 27% and 28% of gross profit, respectively. The Company made the Atkins and MedSurg acquisitions because it believes there are synergies between OREX Degradables and procedure trays, namely (i) the tray business serves as a distribution channel for OREX Degradables and (ii) OREX Degradables differentiate the Company's procedure trays from those of its competitors. Moreover, the Company's sales persons marketing procedure trays are uniquely situated to market OREX Degradables because of their direct relationship with hospital operating room personnel who are important to the decision-making process in purchasing OREX Degradables and such sales persons' knowledge about regulatory and environmental benefits and issues related to OREX Degradables. The Company estimates that for a typical open heart tray, OREX Degradables can represent approximately 45% of the cost and up to 80% of the disposal volume of the tray.

 Traditional Products and Markets

    Through the Company's acquisitions of White Knight and Microtek, the Company entered the business of conversion manufacturing and marketing of traditional medical disposable products such as disposable surgical apparel and equipment drapes. The Company made the White Knight and Microtek acquisitions because it believes the conversion manufacturing expertise and capacity of White Knight and Microtek assists Isolyser in the conversion manufacturing of various OREX Degradables products, and because those companies provide Isolyser with sales and marketing support and access to new health care markets. See "Risk Factors -- Risks of Expansion".

    The Company acquired White Knight as of September 1, 1995. Through White Knight, the Company manufactures and markets non-woven infection control products and protective apparel for use primarily in the health care industry. As an outgrowth of a business founded in the 1950s and evolved over a series of mergers, acquisitions and restructurings, White Knight pioneered the disposable medical products market in the early 1970s, and is today a leading manufacturer and converter (in competition with other larger companies such as Allegiance Corporation ("Allegiance")) of non-woven sterile and non-sterile products. White Knight is a Pennsylvania corporation formed in 1991 to acquire substantially all of the assets of the White Knight Health Care division of Work Wear Corporation, Inc., which at the time was a debtor-in-possession under Chapter 11 of the Bankruptcy Code of 1978, as amended.

    White Knight categorizes its products and related markets in three partially overlapping groups. The first and largest, called the medical products division, manufactures non-woven disposable surgical apparel, drapes and accessory products (including drapes, gowns, shoe covers, masks and caps) for use in hospitals and surgical centers. The second product group and related market, called the specialty apparel division, manufactures disposable and reusable apparel (such as coveralls, lab coats, frocks, hoods, foot coverings, masks, caps and isolation gowns) which are in part an extension of White Knight's medical products and which are marketed for use in clean room environments, laboratories and other industrial applications (including clean rooms for pharmaceutical, electronic and biotech industries as well as automotive and paint industries). The last product group and related market, called the Struble & Moffitt division, operates semi-autonomously from White Knight and is described below under "-- Safety Products and Services and Other Products".

    For the period from September 1 through December 31, 1995, net sales of White Knight represented 18% of the Company's total revenue and provided 17% of the Company's gross profit for the year ended December 31, 1995. Net sales of White Knight in 1996 represented 35% of the Company's total revenue and 35% of the Company's gross profit for that year. Included in such sales figures are $1.4 million and $4.5 million of export sales by White Knight during the last four months of 1995 and during 1996, respectively. Prior to the Company's acquisition of White Knight, the Company made no material export sales.

    The Company acquired Microtek as of September 1, 1996. Through Microtek, the Company manufactures and markets equipment drapes and fluid control products. Microtek is a Delaware corporation which, prior to the Microtek Acquisition, operated independently following its spin-off from Teknamed Corporation, a medical products company, in 1984.


420793.1
                                        7

    Microtek designs, manufactures and markets two principal product lines for use in niche markets of the health care industry. First, Microtek's infection control products consist of more than 1,500 specially designed drapes for use in draping operating room equipment during surgical procedures. This equipment includes, for example, microscopes, ultrasound probes, endoscopic video cameras, x-ray cassettes, imaging equipment, lasers and handles attached to surgical lights. In addition to reducing the risk of cross-infection, these products increase operating room efficiency by reducing the need to sterilize equipment between procedures. These disposable sterile products are generally made from plastic film containing features designed for the operating room environment, such as low glare and anti-static features. Microtek's second principal product line, fluid-control products, are specially designed disposable pouches which are attached to a surgical patient drape (called a substrate), which is placed around the operative site. For instance, Microtek manufactures a specialty pouch for knee arthroscopy. This pouch captures not only the bodily fluids that are discharged from the knee but also the sterile saline that is infused into the operative site during the arthroscopic procedure. Microtek's fluid control product line primarily consists of more than 200 different plastic disposable collection pouches. Prior to July, 1995, Microtek was also engaged in the sale of specialty otology products.

    The Company acquired Microtek in a pooling of interests transaction as of September 1, 1996, and the Company's financial statements have accordingly been restated to include Microtek's financial statements. For 1994, 1995 and 1996, sales of Microtek products accounted for approximately 36%, or 28% and 24% of the Company's total revenues and 51%, 46% and 49% of gross profit, respectively. Included in such sales figures are $5.9 million, $7.3 million and $7.9 million, of export sales by Microtek during 1994, 1995 and 1996, respectively.

 Safety Products and Services and Other Products

    The Company also offers several other lines of safety products and services for the management of potentially infectious and hazardous waste. These safety products and services are described below.

    Liquid Treatment System (LTS) is a super-absorbent powder which converts potentially infectious liquid waste into a solid waste suitable for landfill disposal. Unlike conventional super-absorbents, LTS products are designed to work across a wide pH range and electrolyte concentration, and absorb and solidify without mechanical intervention such as stirring. LTS is typically added to a suction canister or other fluid collection device in which blood or other body and irrigation fluids are collected during surgery or in wound drainage after surgery. Product testing and laboratory analyses indicate that LTS inactivates over 99% of tested microorganisms. LTS converts liquid waste into a solid waste, thereby facilitating handling, transportation and disposal. LTS can also be used to clean up spills of potentially infectious liquid waste. Regardless of whether LTS is disposed of in landfills or through incineration or other special process, LTS provides advantageous occupational safety benefits by Point-of-Generation treatment of potentially infectious liquid waste. The Company has independent test results verifying product performance, has received approvals from certain states to landfill LTS-treated waste and has a greater number of sales representatives than its competitors. Based on the number of suction canisters and other fluid collection devices sold in the United States, the Company estimates that at least a $90.0 million market exists for LTS. LTS may be sold in bulk or packaged separately with a canister or other fluid collection device.

    Sharps Management System (SMS) is designed to encapsulate and physically disinfect contaminated sharps (such as needles, syringes, scalpels, etc.) at the Point-of-Generation. The product consists of a puncture- and spill-resistant plastic container partially filled with a bathing solution for encapsulation. When full, a small amount of catalyst powder is added. The catalyst creates a chemical reaction which heats the container and solidifies the contents, thus encapsulating the sharps and nearly eliminating the risk of accidental punctures. According to product testing, this process inactivates over 99% of tested microorganisms. The container of SMS treated sharps is suitable for handling, transportation and disposal. The Company believes that SMS is the only product on the market which operates as a physical disinfecting device for sharps under applicable EPA requirements, rendering the contents safe for landfill disposal. By comparison, competitive products perform only a collection function with no disinfection or solid encapsulation capabilities, requiring disposal at a higher cost.

    Onsyte System is a mobile waste treatment unit that utilizes microwave technology and steam to render infectious waste non-hazardous. The system then shreds and grinds the material, making it non-recognizable and suitable for disposal in landfills. In 1993, Isolyser began offering its Onsyte System to hospitals and other waste generators as part of its umbrella approach to waste management. In May 1995, the Company acquired SafeWaste Corporation ("SafeWaste") to provide, among other things, improved marketing and management of the Company's mobile

420793.1
                                        8
medical waste treatment services. SafeWaste, based in Charlotte, North Carolina, operates the Company's three Onsyte Systems and a mobile waste treatment unit through a joint venture with a customer of SafeWaste.

    The Company also manufactures and markets various other products. In April, 1996, Microtek purchased the Venodyne division of Advanced Instruments, Inc. which manufactures and markets pneumatic pumps and disposable compression sleeves for use in reducing deep vein thrombosis. Sales of these products have not been material to the Company's results of operations. Through White Knight's Struble & Moffitt division, the Company manufactures disposable transportation products (such as pillow cases and head rest covers) sold to airline and passenger railroad industries, dental products (such as bracket tray covers and head rests), and adult incontinence underpads and diapers. This division has experienced declining revenue and gross profit over a period preceding the White Knight Acquisition.

Marketing and Distribution

    Substantially all of the Company's sales in 1996 were made to the health care market. Hospitals purchase most of their products from a few large distributors, many of which provide inventory control services to their customers. The Company believes that a key to penetrating the health care market is a strong sales force capable of educating distributors and end users about the unique characteristics of its products so that distributors will recommend and end users will request the Company's products. Achieving market penetration of the Company's products is subject to a number of risks. See "Risk Factors - Risks of New Products".

    As of December 31, 1996, the Company's marketing and sales force consisted of 69 sales representatives, six field sales managers, ten home office sales managers and 25 persons in customer support. The Company is dependent upon a few large distributors for the distribution of its products. The Company's top five customers accounted for approximately 38% of the Company's total revenues during 1996. Of these customers, only Owens & Minor, Inc. accounted for over 10% of the Company's total sales during 1996. Because distribution of medical products is heavily dependent upon large distributors, the Company anticipates that it will remain dependent upon these customers and others for the distribution of its products. If the efforts of the Company's distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company's products, the Company's sales may be materially adversely affected. See "Risk Factors - Reliance Upon Distributors".

    While the Company introduced OREX Degradables to the health care industry on a limited basis in March, 1994, meaningful sales of OREX Degradables did not commence to occur until 1996. Over this time, the Company conducted field trials of certain OREX Degradables products as a method to introduce this new technology to the health care marketplace. See "Products and Markets -- OREX Degradables". During 1996, the Company continued to conduct such field trials while concurrently including various OREX Degradables products, as they became available, in procedure trays and by selling such products on a stand-alone basis and in supplemental packs. The Company is currently undertaking a thorough review and analysis of the market position of OREX Degradables within its various market potentials. As a part of such review and analysis, the Company plans to implement appropriate adjustments to its marketing plan to seek to improve the Company's operating results. There can be no assurance that OREX Degradables will achieve or maintain substantial acceptance in their target markets or that the Company will be successful in selling OREX Degradables at a price providing satisfactory margins to the Company. See "Risk Factors -- Risks of New Products". Delays experienced by the Company in the availability of OREX Degradables products may have resulted in the loss of previous or potential customers. See "Risk Factors -- Manufacturing and Supply Risks".

    In connection with the White Knight Acquisition, in September, 1995, Isolyser entered into a distribution and marketing agreement (the "OREX Supply Agreement") with Sterile Concepts. Under this agreement, Isolyser agreed to supply Sterile Concepts with OREX Degradables as they became available for sale by Sterile Concepts exclusively in its sterile custom procedure trays. Sterile Concepts agreed in the OREX Supply Agreement to actively promote OREX Degradables and to sell OREX Degradables only as a component of its sterile custom procedure trays. As currently in effect, the OREX Supply Agreement does not restrict the Company in its efforts to independently market its products (including, without limitation, OREX Degradables) and compete with Sterile Concepts. In July, 1996, Sterile Concepts was acquired by Maxxim Medical, Inc. ("Maxxim"), a vertically integrated manufacturer and marketer of medical products competitive with those of the Company. The Company has made no sales under the OREX Supply Agreement to date. The OREX Supply Agreement expires on the later of June 30, 1998 or the date of retirement of certain cash flow note issued by White Knight to Sterile Concepts, unless earlier terminated in accordance with the terms of the OREX Supply Agreement.

420793.1
                                        9

    The Company sells its procedure trays exclusively through independent distributors with the marketing assistance of the Company's sales force. The Company's other traditional medical products are sold through distributors and custom procedure tray companies (including the Company's custom procedure tray operations). The Company also markets certain of its products to other manufacturers on a "non-branded" or private label basis. For example, the Company's fluid control pouches are sold to manufacturers of substrates, and the Company's equipment drapes are sold to manufacturers of the equipment for which such drapes were designed. Under an agreement entered into between White Knight and Sterile Concepts, Sterile Concepts agreed to purchase a yearly minimum of $5.1 million of products from White Knight until June 30, 1998. A portion of the purchase price payable for these products by Sterile Concepts to White Knight is used to amortize certain notes payable by White Knight to Sterile Concepts, thereby providing certain trade discounts on product sales from White Knight to Sterile Concepts. To the extent these notes are not entirely satisfied through these trade discounts, the notes terminate at January 15, 2000 regardless of whether there remains any unpaid principal or interest outstanding at that time. While Sterile Concepts has historically purchased more than its minimum purchase obligation from White Knight, as a result of Maxxim's acquisition of Sterile Concepts in mid-1996, the Company anticipates that continued purchases by Sterile Concepts from White Knight will be reduced to the minimum amount required pursuant to the underlying agreement. Following Maxxim's acquisition of Sterile Concepts, the Company began to experience declining sales to Sterile Concepts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    The Company's total export sales during 1994, 1995 and 1996 were $5.9 million, $8.7 million and $12.4 million, respectively. Outside the United States, the Company markets its products principally through a network of approximately 80 different dealers and distributors. As of December 31, 1996, the Company also had seven sales representatives operating in international markets, and maintains an office and warehouse distribution center near
Manchester, England and an office for one of its sales representatives and support personnel in Luxembourg, Europe.

    The Company markets various woven and non-woven apparel (such as coveralls, lab coats, frocks, hoods, foot coverings, masks, caps, isolation gowns, headrests and pillowcases) in industrial markets such as clean room environments, laboratories, mass transportation industries and automotive industries. The Company maintains a sales force of seven employees and a complementary set of independent sales representatives dedicated to direct selling in this industry. The Company sells its non-woven disposable industrial products primarily through large distributors and sells the woven reusable industrial products primarily through direct sales to service providers such as clean room launderers. Sales of OREX Degradables within industrial markets has not to date been material to the Company's results of operations. Recently, the Company entered into a distribution agreement with a large nuclear industry launderer for the supply of OREX Degradables apparel and ancillary products such as OREX Degradables towels. However, no sales have occurred to date under such distribution agreement as processing evaluations continue to perfect means of removing hazardous and radioactive contaminants from wastewater containing dissolved OREX Degradables products. Preliminary product evaluations and testing in the nuclear market have yielded positive results. Until these processing evaluations prove successful, no assurances can be provided that OREX Degradables will achieve market acceptance within the nuclear industry.

    On March 1, 1992, Isolyser entered into a distribution agreement with Baxter, a leader in the sale of suction canisters and related apparatus. Under this agreement, Baxter had an exclusive right in the United States and Canada to distribute LTS to the hospital and free standing surgery center market and the nonexclusive right to sell and distribute LTS to the non-hospital health care market. The agreement expires February 28, 1998 and is subject to renewal for one-year terms thereafter unless otherwise terminated. Effective at the end of 1994, Isolyser terminated Baxter's exclusive LTS distribution rights in accordance with the terms of the subject agreement allowing for such termination if Baxter did not achieve certain minimum purchase requirements. During 1996, the Company began to distribute LTS through other national distributors.

    To further expand its marketing resources, the Company from time to time seeks to enter into strategic alliances with third parties such as specialty equipment manufacturers and other non-competitive companies which would enable it to sell various of its products to non-hospital markets. While the Company from time to time engages in such discussions, the Company provides no assurances that any such strategic alliances will be consummated or, if consummated, that any such alliance will be favorable to the Company.





420793.1
                                       10

Manufacturing and Supplies

    OREX is manufactured from a variety of organic, degradable polymers that have been modified to dissolve or degrade only in hot water. The basic compound used to manufacture OREX Degradables woven and non-woven products is PVA, a safe material widely used in a variety of consumer products such as eye drops, cosmetics and cold capsules. The Company more recently has begun to develop the use of other polymers to test manufacture OREX Degradables film and thermoformed and extruded items. Through a manufacturing process developed by the Company, the Company modifies these polymers so they will dissolve or degrade only in hot water as a step in manufacturing OREX products. The modified polymers can then be made into most woven and non-woven fabrics, film, packaging and thermoformed and extruded products. The Company currently obtains its PVA raw materials from various foreign suppliers. Risks exist in obtaining the quality and quantity of PVA at a price that will allow the Company to be competitive with manufacturers of conventional disposable and reusable products. Prevailing prices of PVA have adversely affected the Company's manufacturing costs for its OREX products. PVA fiber is required to manufacture the Company's non-woven and woven OREX Degradables, while PVA resin is the raw material required to manufacture OREX Degradables utensils and film products and PVA fiber. PVA resin from Japan, Taiwan and certain producers in China are subject to anti-dumping duties if imported into the United States. See "Risk Factors - Manufacturing and Supply Risks". During 1996, the Company acquired a PVA fiber manufacturing facility located in Charlotte, North Carolina. This facility remains in the developmental stages as the Company experiments with PVA fiber manufacture as well as other compounds.

    The Company has followed a strategy of capital equipment purchases and acquisitions to expand and vertically integrate the Company's manufacturing capabilities, thereby enabling the Company to manufacture and convert into finished goods many OREX Degradables internally, giving it more control over its operations, including product quality, availability and cost. In January 1995, the Company acquired a 108,000 square foot manufacturing facility located in
Arden, North Carolina which became operational later in 1995 as an OREX Degradables non-woven fabric manufacturing plant. The Company has experienced delays in manufacturing OREX Degradables non-woven fabric at the Arden facility. Effective June 1995, the Company acquired a 207,000 square foot manufacturing facility located in Abbeville, South Carolina which started operations as an OREX Degradables woven manufacturing plant at the end of 1995. Manufacturing capacity at this plant significantly exceeds current product demand, which has caused the Company to incur overhead costs which have not been absorbed in the cost of product sales. The Company has not been satisfied with its performance to date in manufacturing and selling OREX Degradables. For example, the Company to date has not successfully completed certain non-woven fabric finishing applications to lighter weight non-woven fabrics, necessitating the substitution of heavier weight fabric for certain finished products. Based in part on the excess manufacturing capacity provided by the Company's OREX Degradables material plants, the Company has not been able to seek to operate these plants at high efficiencies. These manufacturing inefficiencies, and related unabsorbed manufacturing overhead, coupled with pricing of OREX Degradables at an amount which does not take into account disposal cost savings provided by such products, has caused the Company to fail to achieve profitable margins on the sale of OREX Degradables to date. See "- Growth Strategy", "- Products and Markets", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Risk Factors - Risks of Expansion" and "- Manufacturing and Supply Risks". Throughout 1996, the Company worked toward improving the quality of its OREX products while expanding the number of types of OREX products available for regular supply. The Company has not yet commenced to commercially manufacture a full line of OREX Degradables film products or OREX Degradables thermoformed and extruded products pending implementation of cost-effective manufacturing techniques which have been successfully used on a test basis in the Company's research and development department. The Company plans to commercially offer various products within the line of OREX Degradables on a staged basis. See "Risk Factors -- Risks of New Products".

    In addition to internal conversion manufacturing operations by the Company for various of its OREX products which are described below, the Company uses various domestic and foreign independent manufacturers for some OREX Degradables products for assembling, packaging, sterilizing and shipping by the Company. The Company uses contractors in the People's Republic of China to manufacture OREX Degradables sponge products. The Company has used various independent parties (both domestically and internationally) to manufacture various OREX Degradables thermoformed and extruded products and composite products, which have not yet been offered for commercial sale by the Company. The Company's requirements (which to date have been modest) for OREX Degradables film products are currently being supplied by a contract manufacturer.



420793.1
                                       11

    With  the  consummation  of  the  White  Knight  Acquisition,   the  Company
significantly increased its non-woven fabric conversion manufacturing capabilities. The Company's non-woven conversion manufacturing operations include conversion manufacturing (i.e., converting roll stock to finished goods) for both OREX Degradables and traditional products used in health care and other markets. The Company conducts its non-woven conversion manufacturing operations in five locations: (i) a 50,000 square foot owned facility in Childersburg, Alabama, which manufactures medical products and specialty apparel products including medical and specialty face masks; (ii) a 100,000 square foot facility under a long-term lease in Douglas, Arizona which manufactures medical products and specialty apparel; (iii) an 87,000 square foot owned facility in Agua
Prieta, Mexico located adjacent to the Douglas facility to provide labor intensive post-cutting applications; (iv) a 33,000 square foot leased facility located in Acuna, Mexico (together with the related leased Del Rio, Texas facility) to provide labor intensive cutting and sewing operations which the Company is in the process of consolidating with its Agua Prieta plant; and (v) a 60,000 square foot owned facility in Runnemede, New Jersey which manufactures products for the semi-autonomous Struble & Moffitt division of White Knight. Through White Knight, the Company also maintains contracted manufacturing operations in Texas and the People's Republic of China. Raw materials for White Knight products are purchased from numerous vendors. White Knight's relationships with vendors are good, although White Knight maintains no long-term supply contracts with vendors. Certain medical and specialty apparel products are impacted by user preference in fabric choice, such as spunlace non-woven fabric marketed by DuPont under the Sontara trade name and wet-laid non-woven fabric marketed by Dexter under the Dexter trade name. White Knight, along with other larger competitors, has access to a full complement of fabric selections from vendors of choice, although not in all cases with the same pricing discounts available to larger purchasers.

    The Company manufactures its equipment drapes and fluid control products at its facilities in Columbus, Mississippi and the Dominican Republic. During 1996 the Company also maintained, through Microtek, a facility in Alpharetta, Georgia at which some products were manufactured. This facility was closed at the end of 1996 as a part of overall consolidation and cost-saving measures. During 1996, Microtek leased a facility in Empalme, Mexico where it now conducts conversion manufacturing of equipment drapes and fluid control products.

    The Company currently purchases components for procedure trays from a large number of independent vendors, and assembles custom and standard procedure trays for use in a wide array of medical procedures, including orthopedic, ophthalmic, cardiovascular, laparoscopic, obstetric-gynecologic and endoscopic procedures. The Company's Virginia-based procedure tray manufacturing operation is separated into four stages: (i) receiving and stocking components for procedure trays,
(ii) assembling trays from these components, (iii) sterilizing and quarantining and (iv) shipping. Generally, custom trays can be shipped to customers within approximately 60 days from the date an order is placed.

    The Company currently relies upon independent manufacturers for the purchase of materials and components for most of its safety products. The Company uses, and expects to continue to use, vendors of stock items to the extent possible to control direct material costs. The Company's safety products production facility located in Norcross, Georgia is used for mixing liquid and powdered chemicals, other light manufacturing and packaging.

Order Backlog

    At December 31, 1996, the Company's order backlog totaled approximately $9.6 million compared to approximately $9.9 million (in each case net of any cancellations) at December 31, 1995. All backlog orders at December 31, 1996 are expected to be filled prior to year end 1997.

Technology and Intellectual Property

    The Company seeks to protect its technology by, among other means, obtaining patents and filing patent applications for technology or products that it considers important to its business. The Company also relies upon trade secrets, technical know-how and innovation and market penetration to develop and maintain its competitive position. The Company holds patents issued by the U.S. Patent and Trademark Office relating to its SMS, LTS, and certain other products. The Company holds a patent issued in 1993 for a combination of (x) a composite fabric consisting of the material from which OREX Degradables are made, (y) certain nondegradable material, and (z) the method of disposing of such fabric, as well as a patent issued in 1995 for OREX Degradables mop heads. The Company also holds two patents issued by the U.S. Patent and Trademark Office and reallowed by such office in 1996 concerning methods of disposing of OREX Degradables garments, fabrics and packaging materials. The Company currently has applications pending before the U.S. Patent and Trademark Office and which relate to the

420793.1
                                       12

OREX Degradables. Specifically, those applications concern (i) OREX Degradables towels, sponges and gauzes, (ii) methods of making OREX Degradables molded parts (such as utensils and packaging) and film (such as gowns, drapes, head and shoe covers, face masks, CSR wrap, underpads and diapers), (iii) methods of disposing of garments, linens, drapes, towels and other articles of OREX Degradables, (iv) methods of producing OREX Degradables drapes, towels, covers, overwraps, gowns, head covers, face masks, shoe covers, CSR wraps, sponges, dressings, tapes, underpads, diapers, washcloths, sheets, pillow coverings and napkins and (v) articles of film, fabric or fiber composed of OREX Degradables which are configured into drapes, towels, covers, overwraps, gowns, head covers, face masks, shoe covers, CSR wraps, sponges, dressings, tapes, underpads, diapers, washcloths, sheets, pillow coverings and napkins, and (vi) methods of disposing of towels, sponges and gauze produced from OREX Degradables. The U.S. Patent and Trademark Office has issued a notice of allowance for applications (v) and (vi), and Isolyser expects to receive the issued patents soon. Application (i) has not yet been examined while applications (ii) and (iv) have been examined but to date the examiners at the U.S. Patent and Trademark Office have not allowed these applications. The Company has not succeeded to date to achieve allowability of application (iii) and an appeal has been filed before the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences. The Company is not aware of any facts at this time that would indicate that patents sought by these three applications will not be issued. The Company recently filed applications with the U.S. Patent and Trademark Office for its OREX Degradables concerning (i) a surgical drape composite article and (ii) a new class of OREX biodegradable polymers. The Company's U.S. patents expire between 2001 and 2014. The Company files for foreign counterpart patents on those patents and patent applications which the Company considers to be material to its business. No assurance can be given that the various components of the Company's technology protection arrangements utilized by the Company to protect its technologies, including its patents, will be successful in preventing others from making products competitive with those offered by the Company, including OREX Degradables. See "Risk Factors - Protection of Technologies".

    Under a five-year license agreement from Microban Products Company entered into on March 22, 1996, Microtek acquired the exclusive right to incorporate certain antimicrobial additives to the Company's surgical and equipment drapes manufactured with film and nonexclusive rights to such additives in non-woven drape products, subject to the payment of royalties and certain other terms and conditions specified in the license agreement. To date, such license has not been material to the Company's operations.

    The Company has registered as trademarks with the U.S. Patent and Trademark Office "Isolyser," "LTS," "SMS" and "OREX". A trademark registration for "OREX" has also been granted in the United Kingdom. White Knight currently maintains registrations with the U.S. Patent and Trademark Offices for the trademarks "White Knight" and "Precept". Microtek maintains registrations of various trademarks which the Company believes are recognized within their principal markets.

Competition

    The markets in which the Company competes are characterized by competition on the basis of quality, price, product design and function, environmental impact, distribution arrangements, service and convenience. Many of the Company's competitors have significantly greater resources than the Company. See "Risk Factors Competition".

    Although the Company is not aware of any products currently available in the market place which provide the same disposal and degradable benefits as OREX Degradables, OREX Degradables compete with traditional disposable and reusable products currently marketed and sold by many companies. Single use disposable (as opposed to reusable) drapes and gowns have been available for over 25 years and according to a 1992 market study account for over 80% of the surgical market. Competing manufacturers of traditional disposable medical products are large companies with significantly greater resources than those of the Company. These competitors have in many instances followed strategies of aggressively marketing products competitive with OREX Degradables to buying groups resulting in increasing cost pressures. These factors have adversely affected the Company's ability to adjust its prices for its OREX products to take into account disposal cost savings provided by these products, and have adversely affected the Company's ability to successfully penetrate potential customer accounts. See "Risk Factors -- Risks of New Products" and "-- Competition".

    The market for procedure tray products is highly competitive. Based on publicly available information, the Company believes that the procedure tray market is dominated by three companies, who combined have more than 70% of the United States market thus far converted to using procedure trays.

420793.1
                                       13

    The market for the Company's traditional medical and specialty apparel products is also highly competitive, and is dominated by a few large companies such as Allegiance, Kimberly-Clark Corporation, Johnson & Johnson and 3M Corporation. The market for White Knight's transportation and dental products included in the Struble & Moffitt Division has fewer competitors, and the Company estimates that White Knight has a significant presence in this market, although its presence is declining due at least in part to a competitor offering a broader line of products in this market. Struble & Moffitt has a small (less than 1%) presence in the adult incontinence market.

    Competition for the Company's safety products includes conventional methods of handling and disposing of medical waste. Contract waste handlers are competitors which charge premium rates to remove potentially infectious and hazardous waste and transport it to an incineration or autoclaving site. Many hospitals utilize their own incinerators to dispose of this waste. In addition, systems are available that hospitals can purchase for grinding and chemically disinfecting medical waste at a central location.

    The Company believes that its LTS products command a dominant share of a market that thus far has been marginally penetrated. However, the Company is aware of a variety of absorber products that are directly competitive with LTS. The Company estimates that it has only a small (less than 5%) market share for its SMS products. The market niche for disposal of sharps is dominated by a number of other companies.

Government Regulation

    The Company is subject to a number of federal, state and local regulatory requirements which govern the marketing of the Company's products and the use, treatment and disposal of these products utilized in the patient care process. In addition, various foreign countries in which the Company's products are currently being distributed or may be distributed in the future impose regulatory requirements. See "Risk Factors - Regulatory Risks".

    The Company's traditional medical products (including, for example, drapes, gowns and procedure trays), OREX Degradables line of products and SMS products are regulated by the FDA under medical device and drug provisions of the Federal Food, Drug and Cosmetic Act (the "FDCA"). FDA regulations classify medical devices into one of three classes, each involving an increasing degree of regulatory control from Class I through Class III products. Medical devices in these categories are subject to regulations which require, among other things, pre-market notifications or approvals, and adherence to good manufacturing practices, labeling, record-keeping and registration requirements. Patient care devices which the Company currently markets are classified as Class I or Class II devices subject to existing 510(k) orders which the Company believes satisfy FDA pre-market notification requirements. The FDA has issued to the Company 510(k) orders on OREX Degradables products for surgical sponges, operating room towels, drapes, gowns, surgeon's caps, surgeon's vests, shoe covers and medical bedding. The Company is currently developing, evaluating and testing certain OREX Degradables film and thermoformed or extruded OREX products manufactured from non-PVA polymers, and it is possible that new 510(k) orders will be required for such products. There can be no assurances as to when, or if, other such 510(k) orders necessary for the Company to market products developed by it in the future will be issued by the FDA. The pharmaceutical products marketed by the Company as components of certain procedure trays are subject to labeling, current good manufacturing practices and other general requirements for drugs under the FDCA, but because these products are produced by other entities, the Company does not have any independent responsibility for any premarket approvals required for these drug products. The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, issue stop sale orders, seize non-complying medical devices, enjoin violations, impose civil and criminal penalties and criminally prosecute violators. The FDA possesses similar broad inspection and enforcement authority over pharmaceutical products.

    The FDA also requires health care companies to satisfy current good manufacturing practices and record-keeping requirements. Failure to comply with applicable regulatory requirements, which may be ambiguous or unclear, can result in fines, civil and criminal penalties, stop sale orders, loss or denial of approvals and recalls or seizures of products.

    Countries in the European Union are seeking to require that products being sold within their jurisdictions obtain a CE mark. The failure of a product to hold such mark does not necessarily prevent the sale of such products within the European Union until June 1, 1998, by which time products being sold in the European Union are required to hold such mark as a condition to such sales. Various of the Company's products are currently being sold in countries within the European Union without such mark based upon other regulatory authorizations. One of the conditions to obtaining CE mark status involves the qualification of the Company's manufacturing plants

420793.1
                                       14
under certain certification processes. Most of the Company's manufacturing plants have obtained such certifications, although Microtek's plants and the Company's Herndon, Virginia and Childersburg, Alabama plants have not yet received such certifications. The Company plans to seek such certifications for these remaining plants. While the Company does not anticipate any significant impediments to obtain the certification for these remaining plants or otherwise timely satisfying requirements for CE mark status, no assurances are provided that such certifications will be obtained or that other foreign regulatory requirements will not adversely affect the Company's marketing efforts in foreign jurisdictions.

    Under the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), any product which claims that it chemically kills microorganisms must be registered with the EPA. Any product that makes a claim that it kills microorganisms via a physical or mechanical means is considered a physical "device" under FIFRA, and does not require EPA registration. FIFRA affects primarily the Company's LTS and SMS products, neither of which is required to be registered with the EPA. The Company believes its SMS product qualifies as a physical disinfecting device under FIFRA, which permits the Company to advertise that such product physically disinfects microorganisms without EPA registration. LTS is not registered with the EPA. The lack of an EPA registration does not prevent the Company from selling LTS, so long as no claims are made by the Company in product labeling and marketing that LTS treats or disinfects medical waste or kills microorganisms, and the absence of such registration does not prevent medical waste generators from using LTS. The Company markets and labels LTS and SMS in a manner designed to comply with relevant EPA regulations.

    State and local regulations of the Company's products and services is highly variable. In certain cases, for example, state or local authorizations are required to landfill Isolyser's SMS or LTS products, or both. Currently Isolyser believes that SMS-treated waste may be landfilled in 25 states and LTS-treated waste may be landfilled in 20 states, subject in certain instances to further local approvals. The Company was recently made aware that California is reviewing its regulatory restrictions on customer landfilling of LTS-treated waste. If such review results in restrictions on landfilling of such waste in California, such restrictions could adversely affect the Company's sales of LTS in California. State and local sewage treatment plants regulate the sewer discharge, such as dissolved OREX Degradables, from commercial facilities to the extent that such discharges may interfere with the proper functioning of sewage treatment plants. Based on product testing and available research the Company believes that OREX Degradables manufactured from PVA will not interfere with the proper functioning of sewage treatment plants. The Company has obtained from state and local authorities over 100 written and verbal non-binding concurrences with the Company's conclusions and continues to pursue additional non-binding concurrences. While the process of obtaining such concurrences is time consuming and expensive due to the significant number of such authorities and the educational and testing processes involved, the Company does not believe that regulations governing sewage and waste water discharges will prevent the use of OREX Degradables. While the Company is undertaking evaluation of OREX Degradables manufactured from polymers other than PVA, no assurances can be provided that such non-PVA based OREX will not interfere with the proper functioning of sewage treatment plants.

    The Resource Conservation and Recovery Act ("RCRA") and regulations promulgated thereunder and applicable state and local laws governing the disposal of solid and/or hazardous waste may regulate customers' use of ALDE-X and raysorb. For example, the California Department of Toxic Substance Control has refused to classify waste material treated with raysorb as non-hazardous, effectively preventing the Company from marketing raysorb in California because of the requirement that raysorb users in California obtain a permit in order to dispose of material treated with raysorb, significantly increasing the cost of disposal. The Company has conducted independent testing of raysorb, the results of which confirm, in management's opinion, that raysorb-treated x-ray fixer and developer is non-hazardous.

    Regulators at the federal, state and local level have imposed, are currently considering and are expected to continue to impose regulations on medical and other waste. No prediction can be made of the potential effect of any such future regulations, and there can be no assurance that future legislation or regulations will not increase the costs of the Company's products or prohibit the sale or use of the Company's products, in either event having an adverse effect on the Company's business.

Employees

    As of December 31, 1996, the Company employed approximately 2,800 full-time employees and approximately 17 people as independent contractor sales representatives. Of these employees, 162 were employed in marketing, sales and customer support, 2,224 in manufacturing, 14 in research and development, and 400 in administrative

420793.1
                                       15
positions. The Company believes its relationship with its employees is good. Approximately 19 and 23 of White Knight's employees located at the Struble & Moffitt plant and Douglas plant, respectively, were members of and represented by the United Food and Commercial Workers Union, AFL-CIO. In addition, approximately 287 of White Knight's employees located at White Knight's Agua Prieta, Mexico plant are represented by a Mexican labor union.

Insurance

    Isolyser maintains commercial general liability protection insurance which provides coverage with respect to product liability claims of up to $11 million per occurrence with a $12 million aggregate limit. The manufacture and sale of the Company's products entail an inherent risk of liability. The Company believes that its insurance is adequate in amount and coverage. Although the Company has never been named as a defendant in a product liability lawsuit, there can be no assurance that any future claims will not exceed applicable insurance coverage. Furthermore, no assurance can be given that such liability insurance will be available at a reasonable cost or that the Company will be able to maintain adequate levels of liability insurance in the future. In the event that claims in excess of these coverage amounts are incurred, they could have a material adverse effect on the financial condition or results of operations of the Company.

Environmental Matters

    The Company is not a party to any material environmental regulation proceedings alleging that the Company has unlawfully discharged materials into the environment. The Company does not anticipate the need for any material capital expenditures for environmental control facilities during the next 18 to 24 months.

Risk Factors

    Limited Operating History; Net Losses. Isolyser was incorporated in 1987 and commenced operations in 1988. Its principal products have been available in the marketplace for a limited period of time. The Company began to commercially introduce OREX Degradables in 1995 and total net sales of OREX Degradables in 1996 approximated $7.1 million but did not provide any gross profits. The Company believes that the absence of gross profits on sales of OREX Degradables to date is due to a combination of factors including the cost of manufacturing OREX Degradables products (which is related in part to manufacturing inefficiencies experienced to date in manufacturing such products), coupled with pricing of OREX Degradables products at an amount which does not take into account disposal cost savings provided by such products. For the year ended December 31, 1996 the Company incurred actual net losses of approximately $20.5 million. No assurances can be given that the Company will operate profitably in the future. The Company anticipates that its OREX materials manufacturing costs and other investments in OREX sales volume growth will continue to adversely impact operating results pending achieving significant increases in sales volume of its OREX Degradables products and adjusting product unit prices for such products to take into account disposal costs savings on such products. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations".

    Risks of New Products. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully and profitably manufacture, market, deliver and expand its OREX Degradables line of products. The Company has invested and intends to further invest in the expansion of its manufacturing and marketing resources, primarily in connection with OREX Degradables. The Company's total sale of OREX Degradables to date has not been a significant component of the Company's total sales of all of its products, while the Company's expenses (which in significant part reflect the Company's investment in the potential for increased sales of OREX Degradables products) associated with these products have adversely affected operating results. See "-- Limited Operating History; Net Losses".

    The Company's sales of OREX Degradables has occurred and is expected to continue to occur on a staged basis subject to product availability. In early 1995, the Company began its commercial introduction of OREX Degradables with a limited number of OREX Degradables products, primarily sponges and towels purchased from contract manufacturers. Beginning in the third quarter of 1995, the Company started expanding its line of OREX Degradables products available for commercial sale as its Arden facility began to manufacture adequate quantities of non-woven fabric to produce such products. The Company sells only a limited number of OREX Degradables film products, and the Company has not commercially marketed any of its OREX Degradables thermoformed and extruded products. From time to time as the Company has introduced new OREX Degradables products, the

420793.1
                                       16

Company has encountered concerns with certain product performance characteristics of those products. For example, the Company has not been satisfied with the absorbency of its OREX Degradables towels and certain aesthetic and user-oriented product performance characteristics of the film component of its OREX Degradables reinforced gowns. To date, the Company has used traditional film in its reinforced gowns containing OREX non- woven fabric. See "Business -- Products and Markets". Technological improvements in the Company's manufacturing capabilities caused the Company to record substantial reserves in 1996 for certain early generation OREX Degradables inventories. These reserves had a material adverse affect on the Company's operating results in 1996. The Company may in the future record inventory reserves based on currently unforeseen events such as future improvements in manufacturing technology rendering existing inventories of OREX products less valuable.

    The extent and rate at which market acceptance and penetration of the Company's existing and future products are achieved is a function of many
variables  including,   but  not  limited  to,  product  availability,   product
selection, price, product performance and reliability, effectiveness of marketing and sales efforts and ability to meet delivery schedules, as well as general economic conditions affecting purchasing patterns. Long-term supply contracts entered into by large hospital chains and smaller collective buying groups may prohibit the Company from successfully marketing OREX Degradables to such customers. The leading manufacturers of traditional disposable medical products are large companies with significantly greater resources than those of the Company. Those competitors have in many instances followed strategies of aggressively marketing products competitive with OREX Degradables to buying groups resulting in pricing pressures for such products. These factors have adversely affected the Company's ability to adjust its price for OREX products to take into account disposal cost savings provided by these products and have adversely affected the Company's ability to successfully penetrate potential customer accounts. As the Company currently has commercially available only a limited number of OREX Degradables products and therefore cannot currently replace all traditional disposable medical products with OREX Degradables products, potential customers for the Company's products may not yet justify large-scale conversion to OREX Degradables products. Procedures for the approval of OREX Degradables in hospitals are complex, including approval from several departments of each hospital.

    There can be no assurance that the Company's products will achieve or maintain substantial acceptance in their target markets. In addition to market acceptance, various factors, including delays in new product development and commercialization, delays in expansion of manufacturing capability, new product introductions by competitors, price, competition, delays in regulatory clearances and delays in expansion of sales and distribution channels could materially adversely affect the Company's operations and profitability. See "Business - Products and Markets" and "- Marketing and Distribution".

    Risks of Expansion. The rapid expansion of the Company's manufacturing and marketing resources has required and may continue to require the Company to make significant additions to its fixed assets, equipment and personnel, while maintaining expenses, product quality and customer service at satisfactory levels. The White Knight and Microtek Acquisitions, which included the acquisition of operations in Mexico, the Dominican Republic and United Kingdom, as well as other expansion into foreign countries, entails additional risks, including the risks of currency fluctuations and political instability. The Company may in the future acquire other businesses as part of its growth strategy. See "Business-Growth Strategy". Any inability of the Company to successfully manage past or possible future acquisitions and expansions, while maintaining expenses, product quality and customer service at satisfactory levels, could have a material adverse effect on the Company and its operations.

    Manufacturing and Supply Risks. The Company has recently expanded its manufacturing capabilities and has begun to manufacture OREX Degradables non-woven products and OREX Degradables towels in commercial quantities. The Company, however, has used and continues to remain substantially dependent upon various domestic and foreign independent manufacturers for manufacturing and conversion of other of its OREX Degradables products, including its OREX
Degradables film products and sponges. The Company has not commenced manufacturing for commercial sale any OREX Degradables thermoformed and extruded products, and commercially offers only a limited number of OREX Degradables film products. The Company has recently begun to develop the use of new polymers to test manufacture OREX Degradables film and thermoformed and extruded products. While the Company is undertaking evaluation of OREX Degradables manufactured from these new polymers, no assurances can be provided that the Company will be successful in manufacturing on a commercial basis OREX Degradables products from these polymers or that such products will comply will all applicable regulatory requirements. The Company's products must be manufactured in compliance with FDA and other regulatory requirements while maintaining product quality at acceptable manufacturing costs. The Company has limited experience in manufacturing its non-woven and woven OREX products, and no experience in internally

420793.1
                                       17
manufacturing its other OREX products, in the quantities required for profitable operations. Prior to the Company's commencement of such manufacturing operations, no one had manufactured OREX Degradables. There can be no assurance that manufacturing or quality control problems will not arise at the Company's manufacturing plants, that the Company will be able to manufacture products at commercially acceptable costs or that the Company will be able to maintain the necessary licenses from governmental authorities to continue to manufacture its OREX Degradables products.

    The Company has experienced delays in manufacturing OREX Degradables non-woven products at its Arden non-woven manufacturing plant. The Company has also from time to time encountered dissatisfaction with certain quality or performance characteristics of its products. These delays and quality or performance issues may have resulted in the loss of certain potential hospital customers. While management believes that it has identified and is addressing the causes for such delays and while the Company continually seeks to improve its products, there can be no assurance that future delays or quality concerns will not occur. The Company anticipates that its non-woven fabric manufacturing costs and other investments in OREX sales volume growth will continue to adversely impact operating results pending a combination of achieving significant increases in sales volume of its OREX Degradables products, improving manufacturing efficiencies and adjusting product unit prices for such products to take into account disposal cost savings on such products. See "Business - Manufacturing and Supplies".

    As a result of the development of the towel production facility in Abbeville, South Carolina, the Company's towel production capacity significantly exceeds its current product requirements. The inability of the Company to sell its towel surplus to third parties at acceptable prices has adversely affected the Company's profitability and operating margins. Due to existing large inventories of OREX Degradables towels, the Abbeville plant is currently operating at very low manufacturing volume. There can be no assurances that the Company will be able to increase the demand for its OREX Degradables towels or otherwise resolve these concerns and risks related to its excess towel manufacturing capacity.

    The Company is continually in the process of making improvements to its technologies and systems for manufacturing its OREX Degradables products, while simultaneously marketing and supplying various of these products. From time to time, the Company has invested in inventory of certain OREX Degradables products which subsequently have been rendered obsolete by improvements in manufacturing technologies and systems. During 1996, the Company established a reserve of approximately $10.0 million for potentially obsolete OREX inventories. There can be no assurances that possible future improvements in manufacturing processes or products will not render other inventories of product obsolete, thereby adversely affecting the Company's financial statements.

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

    During 1996, an anti-dumping order was issued which requires that domestic importers of PVA resin post import bonds or pay cash deposits in the amount of certain scheduled margins (the "Anti-dumping Margins") of 19% (for PVA imported from Taiwan), 77% (for PVA imported from Japan), and 116% (for PVA imported from producers in the People's Republic of China other than Sichuan Vinylon Works which has been excluded from the case) of the raw material cost upon importing such raw materials. The anti-dumping order explicitly excludes PVA fiber. PVA resin, which is subject to the order, is a raw material required to manufacture OREX Degradables film, extruded and thermoformed OREX Degradables and PVA fiber, and PVA fiber, which is not subject to the order, is the raw material required to manufacture OREX Degradables woven and non-woven products. To date, the anti-dumping order has not had a direct material effect on the Company as the Company has not to date used substantial quantities of PVA resin. Such anti-dumping order may have resulted in increases to the Company's costs for raw materials over that which might otherwise have prevailed. The price of raw materials used by the Company in manufacturing its OREX Degradables products has been a significant component to the Company's total manufacturing costs for these products. Prevailing prices for such raw materials have adversely affected the Company's ability to achieve profitable gross margins on the Company's sale of OREX Degradables products. The Company does not currently anticipate any difficultly in satisfying its requirements for PVA resin as such raw material is available from a number of suppliers.

420793.1
                                       18

    The production of the Company's products is based in part upon technology that the Company believes to be proprietary. The Company has provided this technology to contract manufacturers, on a confidential basis and subject to use restrictions, to enable them to manufacture products for the Company. There can be no assurance that such manufacturers or other recipients of such information will abide by any confidentiality or use restrictions. Finally, production in the People's Republic of China and elsewhere outside the United States exposes the Company to risks of currency fluctuations, political instability and other risks inherent in manufacturing in foreign countries. Certain textiles and similar products or materials (including certain OREX Degradables woven products) imported from the People's Republic of China to the United States are subject to import quotas which restrict the total volume of such items available for import by the Company, creating risks of limited availability and increased costs for certain OREX Degradables woven products. See "Business - Manufacturing and Supplies".

    Protection of Technologies. The Company's success will depend in part on its ability to protect its technologies. The Company relies on a combination of trade secret law, proprietary know-how, non-disclosure and other contractual provisions and patents to protect its technologies. Failure to adequately protect its patents and other proprietary technologies, including particularly the Company's intellectual property concerning its OREX Degradables, could have a material adverse effect on the Company and its operations. The Company holds various issued patents and has various patent applications pending relative to its OREX Degradables products. See "Business -- Technology and Intellectual Property".

    Although management believes that the Company's patents and patent applications provide or will provide adequate protection, there can be no assurance that any of the Company's patents will prove to be valid and enforceable, that any patent will provide adequate protection for the technology, process or product it is intended to cover or that any patents will be issued as a result of pending or future applications. Failure to obtain the patents pursuant to the applications described above could have a material adverse effect on the Company and its operations. It is also possible that competitors will be able to develop materials, processes or products, including other methods of disposing of contaminated waste, outside the patent protection the Company has or may obtain, or that such competitors may circumvent, or successfully challenge the validity of, patents issued to the Company. Although there is a statutory presumption of a patent's validity, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. In the event that another party infringes the Company's patent or trade secret rights, the enforcement of such rights is at the option of the Company and can be a lengthy and costly process, with no guarantee of success. Further, no assurance can be given that the Company's other protection strategies such as confidentiality agreements will be effective in protecting the Company's technologies. Due to such factors, no assurance can be given that the various components of the Company's technology protection arrangements utilized by the Company, including its patents, will be successful in preventing other companies from making products competitive with those offered by the Company, including OREX Degradables.

    Although to date no claims have been brought against the Company alleging that its technology or products infringe upon the intellectual property rights of others, there can be no assurance that such claims will not be brought against the Company in the future, or that any such claims will not be successful. If such a claim were successful, the Company's business could be materially adversely affected. In addition to any potential monetary liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the product or products in question or could be enjoined from making or selling such product or products if such a license were not made available on acceptable terms. If the Company becomes involved in such litigation, it may require significant Company resources, which may materially adversely affect the Company. See "Business Technology and Intellectual Property".

    Competition. The health care industry is highly competitive. There are many companies engaged in the development, manufacturing and marketing of products and technologies that are competitive with the Company's products and technologies. Many such competitors are large companies with significantly greater financial resources than the Company. Sellers and purchasers of medical products have undergone consolidations in recent years, resulting in increasing concentration of the market for disposable medical products with a few companies and increasing cost pressures. This industry trend may place the Company at a competitive disadvantage. The Company believes that these trends have adversely affected the Company's ability to adjust its prices for its OREX Degradables products to take into account disposal cost savings provided by such products, in addition to adversely affecting the Company's ability to successfully penetrate potential customer accounts. The market for disposable medical products is very large and important to the Company's competitors. Certain of the Company's competitors serve as the sole distributor of products to a significant number of hospitals. There can be no assurance that the Company's competitors will not substantially increase the resources devoted to the development, manufacturing and

420793.1
                                       19
marketing of products competitive with the Company's products. The successful implementation of such strategy by one or more of the Company's competitors
could  have  a  material  adverse  effect  on  the  Company.   See  "Business  -
Competition".
    Risks of Technological Obsolescence. Many companies are engaged in the development of products and technologies to address the need for safe and cost-effective disposal of potentially infectious and hazardous waste. There can be no assurance that superior disposal technologies will not be developed or that alternative approaches will not prove superior to the Company's products. The Company's products could be rendered obsolete by such developments, which would have a material adverse effect on the Company's operations and profitability.

    Reliance Upon Distributors. The Company has historically relied on large distributors for the distribution of its products. Hospitals purchase most of their products from a few large distributors. Of these distributors, Owens & Minor accounted for 10% or more of the Company's total sales during 1996. Sterile Concepts has historically been a significant customer of White Knight, based in part on a supply agreement between White Knight and Sterile Concepts which requires that Sterile Concepts purchase a minimum of $5.1 million of product from White Knight annually until June 30, 1998. In mid-1996, Sterile Concepts was acquired by Maxxim, the latter of which is a competitor of White Knight. While Sterile Concepts remains obligated to satisfy its minimum purchase requirement under its supply agreement with White Knight until such agreement expires in 1998, there can be no assurances that Sterile Concepts will in fact satisfy such obligation. If the efforts of the Company's distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company's products, the Company's sales may be materially adversely affected.

    Regulatory Risks. The development, manufacture and marketing of the Company's products are subject to extensive government regulation in the United States by federal, state and local agencies including the EPA, the FDA and state and local sewage treatment plants. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures, concerning which the Company relies to a substantial extent on the experience and expertise of local product dealers, distributors or agents to ensure compliance with foreign regulatory requirements. The process of obtaining and maintaining FDA and any other required regulatory clearances or approvals the Company's products is lengthy, expensive and uncertain, and regulatory authorities may delay or prevent product introductions or require additional tests prior to introduction. The Company currently holds 510(k) orders issued by the FDA which the Company believes satisfy FDA required clearances for marketing of the Company's existing products. The FDA has issued to the Company 510(k) orders on OREX Degradables products for surgical sponges, operating room towels, drapes, gowns, surgeon's caps, surgeon's vests, shoe covers and medical bedding. The Company is currently developing, evaluating and testing certain OREX Degradables film and thermoformed or extruded OREX products manufactured from non-PVA polymers, and it is possible that new 510(k) orders will be required for such products. There can be no assurance as to when, or if, other such 510(k) orders necessary for the Company to market products developed by it in the future will be issued by the FDA. The FDA also requires health care companies to satisfy current good manufacturing practice and record-keeping requirements. Failure to comply with applicable regulatory requirements, which may be ambiguous or unclear, can result in fines, civil and criminal penalties, stop sale orders, loss or denial of approvals and recalls or seizures of products. There can be no assurance that changes in existing regulations or the adoption of new regulations will not occur, which could prevent the Company from obtaining approval for (or delay the approval of) various products or could affect market demand for the Company's products.

    Users of OREX Processors may be subject to regulation by local sewage treatment plants to the extent that discharges from OREX Processors may interfere with the proper functioning of such plants. The Company has approached numerous sewage treatment plants requesting their approval to dispose of OREX Degradables through the municipal sewer system. Although the Company has obtained a total of over 100 non-binding written and verbal concurrences from sewage treatment plants, certain of the founder hospitals and other hospitals who have indicated an interest in purchasing OREX Degradables and an OREX Processor are located in municipalities where such approvals have not been, and may never be, obtained. While the Company is undertaking evaluation of OREX Degradables manufactured from polymers other than PVA, no assurances can be provided that such non-PVA based OREX will not interfere with the proper functioning of sewage treatment plants thereby adversely affecting the Company's ability to successfully commercialize such newly developing OREX Degradables technology. There can be no assurance that disposal of OREX Degradables in areas where these approvals have not been granted will not result in fines, penalties or other sanctions against product users or adversely affect market demand for the Company's products.


420793.1
                                       20

    Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. In addition, the Company is subject to a variety of occupational safety and health laws and regulations, including the Occupational Safety and Health Act of 1973 ("OSHA"). While the Company believes that its facilities are substantially in compliance with these requirements, a determination that the Company is not in compliance with the ADA, OSHA or related laws and regulations could result in the imposition of fines or other penalties or, with respect to the ADA, an award of damages to private litigants. See "Business - Government Regulation".

    Environmental Matters. The Company is subject to various federal, state, local and foreign environmental laws and regulations governing the discharge, storage, handling and disposal of a variety of substances and waste used in or generated by the Company's operations. There can be no assurance that environmental requirements will not become more stringent in the future or that the Company will not incur substantial costs in the future to comply with such requirements or that future acquisitions by the Company will not present potential environmental liabilities.

    Health Care Reform. The federal government and the public have recently focused considerable attention on reforming the health care system in the United States. The current administration has pledged to bring about a reform of the nation's health care system and, in September 1993, the President outlined the administration's plan for health care reform. Included in the proposal were calls to control or reduce public and private spending on health care, to reform the payment methodology for health care goods and services by both the public (Medicare and Medicaid) and private sectors, which may include overall limitations on federal spending for health care benefits, and to provide universal access to health care. A number of other health care proposals have been advanced by members of both Houses of Congress. The Company cannot predict the health care reforms that ultimately may be enacted nor the effect any such reforms may have on its business. No assurance can be given that any such reforms will not have a material adverse effect on the Company.

    Product Liability. The manufacture and sale of the Company's products entail an inherent risk of liability. Product liability claims may be asserted against the Company in the event that the use of the Company's products are alleged to have resulted in injury or other adverse effects, and such claims may involve large amounts of alleged damages and significant defense costs. Although the Company currently maintains product liability insurance providing $12.0 million in aggregate coverage for such claims, there can be no assurance that the liability limits or the scope of the Company's insurance policy will be adequate to protect against such potential claims. In addition, the Company's insurance policies must be renewed annually. While the Company has been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available on commercially reasonable terms in the future, if it is available at all. A successful claim against the Company in excess of its available insurance coverage could have a material adverse effect on the Company. In addition, the Company's business reputation could be adversely affected by product liability claims, regardless of their merit or eventual outcome. See "Business - Insurance".

    Dependence on Key Personnel. The Company believes that its continued success will depend to a significant extent upon the continued services of a limited number of key personnel, including the management skills of Messrs. Robert L. Taylor and Dan R. Lee and the technical research and development skills of Mr. Travis W. Honeycutt. The loss of the services of these individuals could have a material adverse effect upon the Company. Certain of these executives, including Messrs. Taylor, Honeycutt and Lee, are not parties to employment agreements with the Company. While the Company currently maintains key-man insurance on Messrs. Taylor and Honeycutt, the Company is not required to continue to maintain such insurance and may not continue to do so.

    Anti-Takeover Provisions. On December 19, 1996, the Company's Board of Directors adopted a Shareholder Protection Rights Agreement (the "Rights Agreement"). Under the Rights Agreement, a dividend of one right ("Right") to purchase a fraction of a share of a newly created class of preferred stock was declared for each share of common stock outstanding at the close of business on December 31, 1996. The Rights, which expire on December 31, 2006, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of beneficial ownership of 15 percent or more of the Common Stock ("15% Acquisition") by a person or affiliated group. The Rights, if exercised, would cause substantial dilution to a person or group of persons that attempts to acquire the Company without the prior approval of the Board of Directors. The Board of Directors may cause the Company to redeem the Rights for nominal consideration. The Rights Agreement may discourage or make more difficult any attempt by a person or group of persons to obtain control of the Company.


420793.1
                                       21

    Liquidity Risks. While the Company believes that, based on its current business plan, the Company's cash equivalents, existing credit facilities and funds budgeted to be generated from operations in the future will be adequate to meet its liquidity and capital requirements through 1997, currently unforeseen future developments and possible increased working capital requirements may require that the Company seek to obtain additional debt financing or issue common stock. The Company's cash equivalents diminished from a $54.8 million at December 31, 1995 to $20.9 million at December 31, 1996. In addition, the Company had outstanding at December 31, 1996 approximately $42.9 million under its long term credit facility with the Chase Manhattan Bank. In the past, the Company has violated certain covenants of such credit facility, all of which covenant violations have been waived. Recently, the Company negotiated certain modifications of such covenants in a manner which the Company believes it will satisfy in the future. No assurances can be provided that other violations of such credit facility will not occur in the future or that, if such violations occur, those violations will be waived. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".


    ITEM 2.    PROPERTIES

    The Company maintains its principal place of business in a 25,000 square foot office building located in a light industrial park in Norcross, Georgia which it acquired in 1996. As a result of the Microtek Acquisition, the Company leases from a local economic development authority a 13,300 square foot administrative building located in Columbus, Mississippi.

    The Company maintains approximately 31,600 square feet of office, manufacturing, production, research and development and warehouse space located in Norcross, Georgia under a lease which expires December 31, 1997. Such lease may be renewed at the Company's option for two periods of three years each. The Company's custom procedure tray business is located in Herndon, Virginia, a suburb of Washington, D.C., where it occupies approximately 69,100 square feet of space for office and production facilities, pursuant to a lease agreement which expires December 31, 2003. The Company also leases approximately 60,000 square feet of space for its sterilization facilities and warehouse space pursuant to a lease agreement which expires January 31, 2004, subject to a renewal option through January 31, 2009. Effective January 5, 1995, the Company acquired a 108,000 square-foot manufacturing facility located in Arden, North Carolina which manufactures OREX Degradables non-woven fabric. The Company has since added approximately 20,000 square feet of warehouse space to its Arden facility. Effective June 1995, the Company acquired a 207,000 square foot manufacturing facility located in Abbeville, South Carolina which began to manufacture OREX Degradables towels at the end of 1995. The Company occupies an approximately 10,000 square foot building on a short term basis in Charlotte, North Carolina where the Company operates its prototype fiber manufacturing operations.

    The Company operates five existing non-woven conversion manufacturing facilities, three of which are owned. The owned facilities include (i) a 50,000 square foot facility in Childersburg, Alabama which manufactures medical products and specialty apparel products including medical and specialty face masks, (ii) an 87,000 square foot facility in Agua Prieta, Mexico located adjacent to the Company's Douglas, Arizona plant which provides labor intensive post-cutting manufacturing applications, and (iii) a 60,000 square foot facility in Runnemede, New Jersey which manufactures products for the semi-autonomous Struble & Moffitt Division of White Knight. The Company's Douglas, Arizona plant manufactures medical products and specialty apparel in a 100,000 square foot facility held under a lease expiring August 31, 2034. White Knight also operates a facility in Acuna, Mexico which houses cutting and sewing manufacturing operations under a lease expiring on June 30, 1997, and maintains a 12,000 square foot warehouse located in Del Rio, Texas under a lease expiring June 30, 1998 to serve such manufacturing operations. The Company is in the process of relocating its Acuna, Mexico and Del Rio, Texas manufacturing operations to achieve operating cost savings, and plans to combine such operations with its existing operations in Agua Prieta, Mexico and Douglas, Arizona. The Company conducts its equipment drape and fluid control manufacturing business from three locations. The Company owns two manufacturing buildings totaling approximately 80,000 square feet located in Columbus, Mississippi. The Company leases three manufacturing facilities totaling 62,000 square feet located in the Dominican Republic. During 1996, the Company also entered into a lease of a 32,000 square foot facility located in Empalme, Mexico.

    The Company also leases a facility in Jacksonville, Florida that comprises approximately 45,000 square feet of warehouse and distribution space.


420793.1
                                       22

    Through a subsidiary, the Company leases approximately 9,000 square feet of space near Manchester, England, approximately 7,000 of which is used for warehouse space and 2,000 of which is used for office space. SafeWaste leases a facility located in Charlotte, North Carolina containing approximately 4,500 square feet of office and 5,500 square feet of warehouse space.

    The Company believes that its present facilities are adequate for its current requirements.


    ITEM 3.    LEGAL PROCEEDINGS

    From time to time the Company is involved in litigation and legal proceedings in the ordinary course of business. Such litigation and legal proceedings have not resulted in any material losses to date, and the Company does not believe that the outcome of any existing lawsuits will have a material adverse effect on its business.


    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no submissions of matters to a vote of the Company's shareholders during the three months ended December 31, 1996.

420793.1
                                       23

                                     PART II

    ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

         The common stock is traded and quoted on The Nasdaq Stock Market under the symbol "OREX". The following table shows the quarterly range of high and low sales prices of the common stock during the periods indicated since December 31, 1996.

                                                                                              Common Stock(1)
Quarter Ended                                                                            High           Low

1995
   First Quarter..................................................................  $ 9.63          $ 8.13
   Second Quarter.................................................................  $17.88          $ 8.38
   Third Quarter..................................................................  $21.06          $15.38
   Fourth Quarter.................................................................  $23.00          $10.00
1996
   First Quarter..................................................................  $18.25          $11.50
   Second Quarter.................................................................  $21.00          $10.50
   Third Quarter..................................................................  $12.88          $ 7.75
   Fourth Quarter.................................................................  $ 9.50          $ 6.13


-----------

(1) On September 1, 1995, the Company declared a two-for-one stock split. The stock split was effected in the form of a share dividend paid on October 2, 1995 to shareholders of record on September 15, 1995. The high and low prices per share of common stock have been retroactively adjusted to reflect the stock split.

         On March 27, 1997, the closing sales price for the common stock as reported by The Nasdaq Stock Market was $5.00 per share.

         As  of  March  18,   1997,   the  Company  had   approximately   32,850
shareholders, including approximately 1,350 shareholders of record and 31,500 persons or entities holding the Company's common stock in nominee name.

         The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Moreover, the Company's credit facility prohibits the Company from declaring or paying cash dividends without the prior written consent its lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". Accordingly, the Company does not intend to pay cash dividends in the foreseeable future.


         ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth summary historical financial data for each of the five years in the period ended December 31, 1996. As a result of the Microtek Acquisition, which was accounted for as a pooling of interests, the Company's financial statements have been restated to include the results of Microtek for all periods presented. The operations data for the year ended December 31, 1993 does not give effect to the December 31, 1993 MedSurg Acquisition and includes only partial operating results of Atkins because the Atkins Acquisition occurred on February 28, 1993. The operations data for the year ended December 31, 1995 includes only partial operating results of SafeWaste and White Knight because these acquisitions occurred effective May 31, 1995 and September 1, 1995, respectively. On July 1, 1995, the Company acquired the infection control drape line of Xomed in exchange for Microtek's otology product line and the operations data for the year ended December 31, 1995 therefore includes only partial operating results for such acquisition transaction. The operations data for the year ended December 31, 1995 does not give effect to the November 30, 1995 acquisition of Medi-Plast International, Inc. ("Medi-Plast"), as such acquisition was consummated at Microtek's fiscal year end on November 30, 1995. In April, 1996, Microtek purchased the Venodyne division of Advanced Instruments, Inc., and the Company's results of operations include the results of Venodyne only from the April 27, 1996 acquisition date.

420793.1
                                       24

The summary historical financial data should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data appearing elsewhere in this Form 10-K. The summary historical financial data for each of the five years in the period ended December 31, 1996 has been derived from the Company's audited consolidated financial statements.


                                                           Year Ended December 31,
                                                           1992           1993        1994           1995        1996
                                                           ----           ----        ----           ----        ----

                                                                          (in thousands, except per share data)


Statement of Operations Data:

   Net sales ........................................     31,255         38,769      73,382        104,874     165,738
   Cost of goods sold ...............................     14,812         20,837      49,928         74,953     128,610
                                                        --------       --------    --------       --------    --------

   Gross Profit .....................................     16,443         17,932      23,454         29,921      37,128

   Selling and marketing ............................      7,318          9,482      14,100         18,234      28,298
   General and administrative .......................      2,793          3,803       7,396          9,503      13,903
   Research and development .........................        820            920       1,246          1,127       2,173
   Amortization of intangibles ......................      1.294          1,358       1,505          2,411       4,290
   Restructuring charge .............................          0              0         140              0       4,410
   Costs associated with merger .....................          0              0           0              0       3,372
                                                        --------       --------    --------       --------    --------

Total operating expenses ............................     12,255         15,563      24,387         31,275      56,446
                                                        --------       --------    --------       --------    --------

Income (loss) from operations .......................      4,218          2,369        (933)        (1,354)    (19,318)
Net other income ....................................     (1,228)           473          49          1,790      (1,316)
                                                        --------       --------    --------       --------    --------
Income (loss) before tax, extraordinary item and
   cumulative effect of change in accounting
   principle ........................................      2,990          2,842        (884)           436     (20,634)
Income tax provision (benefit) ......................      1,171          1,199         455            980        (639)
                                                        --------       --------    --------       --------    --------

Income (loss) before extraordinary item and
   cumulative effect of change in accounting
   principle ........................................      1,819          1,643      (1,339)          (544)    (19,995)
Extraordinary item ..................................       (296)(1)         24           0              0         457(3)
Cumulative effect of change in accounting
   principle ........................................          0              0          57(2)           0           0
                                                        --------       --------    --------       --------    --------

   Net income (loss) ................................      1,523          1,667      (1,282)          (544)    (20,452)
                                                        ========       ========    ========       ========    ========

Periodic accretion of redeemable preferred stock
to redemption value .................................        215              0           0              0           0
                                                        --------       --------    --------       --------    --------


   Net income (loss) applicable to common stock  ....      1,308          1,667      (1,282)          (544)    (20,452)
                                                        ========       ========    ========       ========    ========

Income (loss) per common and common equivalent share:
   Income (loss) before extraordinary item and
      cumulative effect of change in accounting
      principle .....................................       0.09           0.07       (0.05)         (0.02)      (0.52)
   Extraordinary item ...............................      (0.01)          0.00        0.00           0.00       (0.01)
   Cumulative effect of change in accounting
      principle .....................................       0.00           0.00        0.00           0.00        0.00
                                                        --------       --------    --------       --------    --------

      Net income (loss) .............................       0.08           0.07       (0.05)         (0.02)      (0.53)
                                                        ========       ========    ========       ========    ========

Weighted average number of common and
   common equivalent shares outstanding .............     19,801         24,400      27,030         33,704      38,763
                                                        ========       ========    ========       ========    ========


420793.1
                                       25

-------

(1) Gives effect to the extraordinary benefits from net operating loss carryforwards in 1992.
(2) The change in accounting principle reflects the adoption on January 1, 1994 of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities.
(3) Gives effect to the loss from refinancing of Isolyser's and Microtek's credit facilities, net of tax benefits of $332,000.


                                                                                 Year Ended December 31,
                                                  1992           1993           1994          1995          1996
                                                  ----           ----           ----          ----          ----

                                                                              (in thousands)
Balance Sheet Data:
   Working Capital..............................  $  14,485      $  35,366      $  88,527     $ 101,022     $  90,100
   Intangible assets, net.......................      9,190         19,364         17,994        60,004        57,627
   Total assets.................................     31,472         74,995        132,973       253,261       250,935
   Long-term debt...............................      2,958          4,436          6,779        26,413        47,029
   Redeemable common stock......................          0         26,150          1,717             0             0
   Total shareholders' equity...................  $  25,168      $  30,398      $ 110,662     $ 195,298       178,804



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company's net sales have grown from $38.8 million in 1993 to $165.7 million in 1996, a compound annual growth rate of 62%. This growth resulted primarily from strategic acquisitions of established companies which Isolyser believes are complementary to the Company's objectives to become a leading supplier of disposable and degradable products for use in hospitals and other industries for patient care, occupational safety and management of potentially infectious and hazardous waste.

         The Company was incorporated in 1987 and commenced operations in 1988 with the introduction of its SMS products. In 1990, the Company introduced its LTS products and thereafter introduced others of its safety products and services. During 1993, the Company completed the Atkins Acquisition and the MedSurg Acquisition and began to sell standard and custom procedure trays. Because these acquisitions have been accounted for using the purchase method, the Company's 1993 operating results include the operations of Atkins from February 28, 1993, but do not include any of the operating results of MedSurg which was acquired on December 31, 1993.

         On July 1, 1995, the Company acquired the infection control drape line of Xomed, in exchange for Microtek's otology product line, thereby providing Microtek greater concentration on its core business. On September 1, 1995, Isolyser completed the White Knight Acquisition and began the conversion manufacturing of non-woven fabric into finished goods such as drapes and gowns. On November 30, 1995, Microtek acquired Medi- Plast, a manufacturer of equipment drapes. Because of all of these acquisitions were accounted for using the purchase method, the Company's operating results do not include the operating results of the acquired operations for periods prior to these respective acquisition dates.

         In April, 1996, Microtek purchased the Venodyne division of Advanced Instruments, Inc., which manufactures and markets pneumatic pumps and disposable compression sleeves for use in reducing deep vein thrombosis, and the Company's results of operations include the results of Venodyne only from the April 27, 1996 acquisition date. Effective September 1, 1996, Isolyser completed its acquisition of Microtek, which was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated for all periods to combine the financial statements of each of Isolyser and Microtek.





420793.1
                                       26

Year Ended December, 1996 Compared to Year Ended December 31, 1995

         Net sales for 1996 were $165.7 million compared to $104.9 million for 1995, an increase of 60%. The 1996 increase of $60.8 million reflects primarily a 220% increase in net sales by White Knight as compared to comparable sales by the Company in 1995 as a result of the September 1, 1995 White Knight Acquisition, a 36.3% increase in net sales of Microtek primarily as a result of the Medi-Plast, Xomed and Venodyne acquisitions, and a 15% increase in net sales of procedure trays and related products primarily as a result of increased market penetration. Sales of safety products and services increased 31% in 1996 as compared to 1995. This increase reflects primarily increased sales of LTS during 1996 resulting from opening sales of LTS to more than one national distributor and increased revenues from the Company's Onsyte System during 1996 resulting from an acquisition transaction consummated during 1995.

         Sales by White Knight decreased during the latter half of 1996, which may be attributable to the acquisition in July, 1996 of Sterile Concepts, a significant customer of White Knight, by Maxxim, which is a product competitor of the Company. While Sterile Concepts remains contractually obligated to purchase a yearly minimum of $5.1 million of products until June 30, 1998, such acquisition is expected to continue to adversely affect the Company's sales in 1997 and future periods. Sales by Microtek during the fourth quarter were adversely affected by a decision made during the fourth quarter to immediately change the method of selling Microtek products by switching to direct sales through the Company's sales force and immediately cease sales through independent representatives as part of a strategy to seek to promote long term sales growth.

         Included in the foregoing sales figures are $7.1 million in sales of OREX Degradables during 1996. Quarter to quarter sales of OREX Degradables during 1996 were flat, which management of the Company believes is attributable to having only a small group of hospitals converted to using degradable versus traditional products during 1996. Management believes that the rate of growth in OREX sales has been adversely affected by delays in bringing new OREX catalog items to market in quantities sufficient for commercial supply and product performance or quality concerns for certain of the Company's OREX Degradables products. While management believes that the Company's group of OREX products currently includes substantially all non-woven products most often used in the operating room, the Company does not yet manufacture for commercial sale OREX Degradables film or thermoformed and extruded products such as bowls, basins and utensils. Sales of OREX Degradables during 1996 did not contribute any gross profits to the Company's operating results. Management believes that the Company will continue to fail to receive profitable margins on sales of OREX Degradables pending a combination of selling OREX Degradables in greater volumes, the operation of the Company's OREX manufacturing plant at higher efficiencies and increasing the unit price for OREX Degradables to an amount which takes into account the disposal cost savings provided by such products. The Company is currently undertaking a thorough review and analysis of the market position of OREX Degradables within its various market potentials. As a part of such review and analysis, the Company plans to implement appropriate adjustments to its marketing plan to seek to improve the Company's operating results in connection with the sale of OREX Degradables. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products at acceptable profit margins. The Company's ability to achieve such objectives is subject to a number of risks described under "Business - Risk Factors".

         Gross profit in 1996 was $37.1 million or 22.4% of net sales compared to $29.9 million or 28.5% of net sales in 1995. Included in costs of goods sold during 1996 was $10.0 million in reserves for OREX inventory with no comparable charges recorded in 1995. These reserves were recognized due to improvements in manufacturing processes realized during the latter portions from 1996 rendering various existing inventories obsolete or second quality. After adjusting gross profits by eliminating these charges, gross profit for 1996 would have been 28.4%. Also negatively impacting gross profit during 1996 was unabsorbed overhead included in cost of goods sold by reason of underutilization of manufacturing capacity at the Company's Arden and Abbeville manufacturing plants. During the latter portions of 1996, the Company reduced production at its Abbeville plant to more closely align production with product demand. Pending increased utilization of the Company's existing manufacturing capacity at its Arden and Abbeville manufacturing plants and adjusting pricing of OREX Degradables to take into account disposal cost savings over traditional products, the overhead of the Company incurred through its Arden and Abbeville plants will continue to negatively impact profit margins. The Company's ability to achieve such objectives is subject to a number of risks described under "Business - Risk Factors" including without limitation "- Risks of New Products" and "- Manufacturing and Supply Risks".

420793.1
                                       27

         Selling and marketing expenses were $28.3 million or 17.1% of net sales in 1996 as compared to $18.2 million or 17.4% of net sales in 1995. This increase was primarily due to the increase in commissions on increased sales, increased travel and promotional expenses and the acquisition of White Knight.

         General and administrative expenses were $13.9 million or 8.4% of net sales in 1996 as compared to $9.5 million or 9.1% of net sales in 1995. This increase reflects the White Knight acquisition.

         Research and development expenses were $2.2 million or 1.3% of net sales in 1996 as compared to $1.1 million or 1.1% of net sales in 1995. This increase reflects expenses incurred during 1996 associated with the Company's developmental PVA fiber plant.

         Amortization of intangibles was $4.3 million or 2.6% of net sales in 1996 as compared to $2.4 million or 2.3% of net sales in 1995. This increase was primarily due to the White Knight and other acquisitions.

         Restructuring charges were $4.4 million in 1996 with no comparable charges in 1995. This charge was a result of decisions made by the Company during  1996 to divest  certain  non-core  businesses  and  consolidate  certain operations. During 1996, the Company also incurred transactional costs associated with the Microtek acquisition of $3.4 million with no comparable charges during 1995.

         The resulting loss from operations was $19.3 million in 1996 as compared to $1.4 million in 1995. After adjusting the operating loss to exclude $19.1 million of charges for inventory reserves, restructuring and the Microtek transaction expenses, the operating loss would have been approximately $200,000 for 1996.

         Interest expense net of interest income was $1.3 million in 1996 as compared to interest income net of interest expense of $1.8 million in 1995. The increase in interest expense was primarily due to interest on debt incurred in connection with the Microtek Acquisition and inventory purchases and to decreased interest income reflecting a reduction in short term investments during 1996 and a lower interest rate on those investments.

         Losses from joint venture was $34,000 and $44,000 in 1996 and 1995, respectively.

         Provisions for income taxes reflect a benefit for 1996 of $640,000 compared to a tax expense of $980,000 in 1995. The effective tax rate in 1996 differs from the statutory rate due primarily to the amortization of a portion of goodwill which is not deductible for tax purposes, non-deductible Microtek acquisition costs and certain reserves for inventory considered temporary differences for tax purposes.

         The Company recorded a $457,000 extraordinary loss from the refinancing of Isolyser's and Microtek's credit facilities, net of a $332,000 tax benefit.

         The resulting net loss was $20.5 million in 1996 as compared to a net loss of $544,000 in 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Net sales for 1995 were $104.9 million compared to $73.4 million for 1994, an increase of 43.0%. The 1995 increase in net sales of $31.5 million reflects primarily the net sales of White Knight of $18.5 million from the September 1, 1995 acquisition date, a net increase in 1995 in sales of procedure trays and related products of 27.7% over corresponding 1994 sales and an increase of 12% in Microtek net sales during 1995 over 1994. The increase in sales of procedure trays and related products is net of a $1.9 million decrease in sales of bone marrow needles resulting from the loss of the then-sole customer for bone marrow needles. The Company believes that the increase in sales of procedure trays and related products reflect increased sales to customers seeking to participate in the anticipated increases in the availability of OREX Degradables products as well as the Company's strategy to aggressively market and price new procedure tray business to build market share. The rate of increase for sales of procedure trays and related products decreased during the latter portions of 1995 as the Company's distributors reduced inventory carrying levels of such products. The Company believes that its major distributors have substantially completed these inventory adjustments. On July 1, 1995, Microtek completed the exchange of Microtek's otology product line for Xomed's drape line. Primarily as a result of such exchange, sales of the Company's equipment drapes increased 31.8% during 1995 as compared to 1994 and sales of otology products decreased by 39% during 1995 as compared to 1994. In addition, sales of fluid control products decreased by 18%

420793.1
                                       28
during 1995 as compared to 1994, which decrease was primarily the result of lower prices and timing of certain sales contracts. Safety products and services sales increased 28.8% during 1995 over 1994. The major portion of such increase reflects increased revenues from the Company's Onsyte system during 1995 over 1994 following the acquisition of SafeWaste, as well as the completion by Baxter of its adjustments for inventory levels and sales by the Company of LTS to other distributors following the expiration of Baxter's exclusive rights to market LTS. Although small quantities of OREX Degradables were sold in the first three quarters of 1995, the Company's production facility for producing non-woven fabric was not producing commercial quantities until into the third quarter, and therefore related finished products were not available until the fourth quarter, during which $514,000 of OREX Degradables products were sold in custom procedure trays and sterile packs. Sales of OREX Degradables in 1995 did not have a material impact on the Company's results of operations. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products. See "Business - Risk Factors".

         Gross profit in 1995 was $29.9 million or 28.5% of net sales, compared to $23.5 million or 32.0% of net sales in 1994. The gross profit on procedure trays decreased in 1995 as result of aggressive marketing efforts and pricing strategies to capture increasing procedure tray business in an industry where margins have generally declined in recent months. Further negatively impacting 1995 gross profit margins were the start-up costs associated with the Arden non-woven fabric and Abbeville woven production facilities, and loss of the relatively low volume but high margin bone marrow needle business in mid-year 1995. Partially offsetting these margin declines was the effect of Microtek and White Knight net sales which had a 46% and 27.9% gross profit margin, respectively.

         Selling and marketing expenses were $18.2 million or 17.3% of net sales in 1995 compared to $14.1 million or 19.2% of net sales in 1994. The Company invested in increased selling and marketing expenses in late 1994 and early 1995 in anticipation of the OREX rollout early in 1995, which was delayed due to the aforementioned delay in the availability of OREX Degradables product from the Company's non-woven fabric facility. The major components of these increases was commissions on increased sales, increased travel and promotional expenses and the selling and marketing expenses of White Knight following September 1, 1995.

         General and administrative expenses were $9.5 million or 9.1% of net sales in 1995 compared to $7.4 million or 10.1% of net sales in 1994. The major portion of the increase reflects the acquisition of White Knight effective September 1, 1995.

         Research and development expenses for 1995 were $1.1 million or 1.0% of net sales compared to $1.2 million or 1.6% of net sales in 1994. The slight dollar decrease in 1995 reflects the winding down of significant developmental efforts in bringing the OREX Degradables products to market.

         Amortization of intangibles increased to $2.4 million in 1995 compared to $1.5 million in 1994, reflecting the continued amortization expenses resulting from the acquisitions of MedSurg and Atkins and additional amortization expenses in 1995 as a result of the White Knight and SafeWaste acquisitions. Amortization expenses will continue to materially impact results of operations in the future.

         The resulting loss from operations was $1.4 million in 1995 compared to $932,000 in 1994.

         Interest income, net of $1.4 million of interest expense, was $1.8 million in 1995, compared to $662,000 million in 1994, net of $694,000 of 1994 interest expense. The foregoing reflects the significant increase in cash equivalents after the October 1994 initial public offering. At December 31, 1995 all of the investments were in U. S. government or government-backed securities which mature in 90 days or less. The increase in interest expense reflects the financing of a portion of the capital expenditures relating to the non-woven facility in Arden, North Carolina in January 1995 and additional indebtedness incurred in connection with the acquisition of White Knight. Interest rates on both interest income and interest expense have declined slightly from the comparable prior year periods.

         Provision for income taxes reflected an expense in 1995 of $980,000 compared to $455,000 in 1994. The effective tax rate in 1995 differs from the statutory tax rate due to the amortization of a portion of goodwill which is not deductible for tax purposes and the allocation of certain tax benefits to reduce goodwill in connection with the acquisition of White Knight.


420793.1
                                       29

         The resulting net loss was $544,000 in 1995 compared to a net loss of $1.3 million before cumulative effect of change in accounting principles in 1994. On January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The cumulative effect of this change in accounting principle was to reduce the net loss by $57,000 in 1994.

Liquidity and Capital Resources

         As of December 31, 1996, the Company's cash and cash equivalents totalled $20.9 million compared to $54.8 million at December 31, 1995. The Company completed a public offering effective November 17, 1995 raising net proceeds of $74.4 million and completed its initial public offering effective October 20, 1994 raising net proceeds of $58.7 million.

         During 1996, the Company utilized cash and borrowings under the Company's credit facility to finance working capital requirements and to finance the purchase of property, equipment and businesses. For 1996, net cash used in operating activities was approximately $33.7 million; net cash used in investing activities was approximately $25.0 million; and net cash provided by financing activities was approximately $24.7 million. The $33.9 million use of cash in operating activities in 1996 results principally from a $25.5 million increase in inventory, a $4.1 million increase in accounts receivable and a $5.5 million decrease in accounts payable, net of effects of acquisitions. Including the effects of acquisitions, during 1995 accounts receivable increased from approximately $22.1 million to $27.4 million, inventory (including of prepaid inventory) increased from approximately $47.2 million to $63.8 million reflecting principally stocking of inventory in OREX Degradables products, and accounts payable decreased from approximately $15.8 million to $10.2 million. Cash used in investing activities during these periods include funds used to expand and equip the Arden non-woven and Abbeville woven plants, to acquire the Company's administration headquarters and for the acquisitions of Venodyne and other smaller businesses. During 1996, cash expenditures for property and equipment and deposits on machinery and equipment were $19.1 million, down from $46.5 million in 1995. Additionally, approximately $5.9 million of cash was used to acquire Venodyne and other smaller businesses.

         The Company believes it has substantially completed required capital expenditures to support the manufacture and sale of the Company's OREX Degradables based on the Company's existing available manufacturing capacity. New manufacturing techniques or technology could cause the Company to incur capital expenditures for manufacturing capabilities not currently planned. At December 31, 1996, the Company had outstanding commitments to purchase approximately $311,000 of equipment, and additional commitments of approximately $3.4 million for the purchase of OREX inventory (primarily PVA fiber). During 1996, the Company acquired a PVA fiber manufacturing facility located in Charlotte, North Carolina. This facility remains in the developmental stages as the Company experiments with PVA fiber manufacturing as well as other compounds. The Company is currently substantially dependent upon third party manufacturers and suppliers located in the People's Republic of China and outside the United States for the raw materials and certain of the finished goods comprising the OREX Degradables line. Such dependence exposes the Company to various risks concerning the costs and availability of raw materials and finished products. See "Risk Factors - Manufacturing and Supply Risks". To the extent that the Company may, in the future, incur commitments for material capital expenditures not currently envisioned, the Company anticipates that such capital expenditures may require additional term loan financing or issuances of common stock to the extent not funded from available cash.

         The Company also anticipates needing cash for the foreseeable future to finance working capital requirements resulting from the Company's expansion of its manufacturing and marketing capabilities. In connection with the Microtek Acquisition, the Company replaced its existing $24.5 million Isolyser credit agreement and $17 million Microtek credit agreement with a $55 million credit agreement (the "Credit Agreement") between the Company and The Chase Manhattan Bank (the "Bank"), as agent, consisting of a $40 million revolving credit facility maturing on August 31, 1999 and a $15 million term loan facility maturing on August 31, 2001. In connection with this replacement, the Company recorded an extraordinary loss of $457,000, net of a tax benefit of $332,000 relating to the extinguishment of the former credit agreements. Borrowing availability under the revolving credit facility is based on the lesser of a percentage of eligible accounts receivable and inventory of $40 million less any outstanding letters of credit issued under the Credit Agreement. Current additional borrowing availability under the revolving facility at December 31, 1996 was $8.6 million and at March 27, 1997 was $3.5 million. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate or LIBOR plus 1 1/2% (7.09% at December 31, 1996). Outstanding borrowings under the revolving credit

420793.1
                                       30
facility was $28.4 million at December 31, 1996 and was $31.9 at March 27, 1997. Commencing on December 31, 1996, the term loan facility is repayable in quarterly principal payments of $500,000 through September 1998 and $750,000 through June 2001, with any remaining indebtedness due on August 31, 2001. The term loan bears interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus 1/2% or LIBOR plus 2%. Outstanding borrowings under the term loan facility were $14.5 million at December 31, 1996. The Credit Agreement provides for the issuance of up to $3 million in letters of credit. Outstanding letters of credit at December 31, 1996 were $50,000. The Credit Agreement provides for a fee of 0.25% per annum on the unused commitment, an annual collateral monitoring fee of $50,000, and an outstanding letter of credit fee of up to 2% per annum. The Company is also subject to prepayment penalties through the third year of the Credit Agreement equal to 1% of the amount of the aggregate commitment terminated or reduced. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, equipment, Isolyser's stock of its subsidiaries and certain of the Company's plants. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and net income, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. The Company also is not permitted to pay any dividends. From time to time as the Company's working capital requirements increase, the Company anticipates increasing its revolving line of credit to the extent such requirements are not otherwise satisfied out of available cash flow or borrowings under the Company's existing line of credit. There can be no assurances that such an increase to the Company's revolving credit facility will be available to the Company.

         At December 31, 1996, the Company was not in compliance with the net income and leverage covenants. These covenant violations were waived by the Bank on March 28, 1997. In connection with the waiver of these covenant violations, the Bank and the Company amended the Credit Agreement to revise certain covenants including certain of the financial ratios and the net income and capital expenditures covenants, and added a net worth covenant. Such amendment also provides for the addition of certain of the Company's property as collateral for the credit facility and revises the interest rate under the Credit Agreement. The revised interest rate varies depending on the Company's ratio of long-term debt as compared to funds generated from operations. The rate options will vary between the rate options currently in effect as described above and such rates plus 0.75%. While the Company does not currently anticipate that it will violate the covenants of the Credit Agreement in the future, no assurances can be provided that these or other violations of the Credit Agreement will not occur in the future or that, if such violations occur, that the Bank will not elect to pursue its remedies under the Credit Agreement.

         Based on its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 1997. As described above, however, currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuances of common stock in 1997 and subsequent years.

         Inflation and Foreign Currency Translation. Inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

         The assets and liabilities of the Company's Mexican and United Kingdom subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates. The effect of foreign currency transactions was not material to the Company's results of operations for the year ended December 31, 1996. Export sales by the Company during 1996 were $12.4 million. Currency translations on export sales could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies.

         Newly Issued Accounting Standards. In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," was issued. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period on which the recognition criteria are first applied based on the fair value of the asset. Long-lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS No. 121 on January 1, 1996. Such adoption did not have any impact on the Company's financial position or results of operations.


420793.1
                                       31

         In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. The adoption of the new recognition provisions for stock-based compensation expense included in SFAS No. 123 is optional; however, the pro forma effects on net income had the new recognition provisions been elected is required in financial statements. The Company will continue to follow the requirements of APB No. 25, "Accounting for Stock Issued to Employees," in its accounting for employee stock options; therefore, no impact on the Company's financial position and results of operations has occurred.

         In February, 1997, SFAS No. 128, "Earnings per Share" was issued. This Statement simplifies the standards for computing earnings per share (EPS) previously found in APB Opinion No. 15, "Earnings per Share", by replacing the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under Opinion No. 15. The Company intends to adopt this Statement in 1997.

Forward Looking Statements

         Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's planned capital expenditure requirements, cash and working capital requirements, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, debt covenant compliance, and other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that the Company's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect the Company's business including, without limitation, risks associated with investing in and the marketing of the Company's OREX Degradables products, manufacturing and supply risks, risks concerning the protection of the Company's technologies, risks of technological obsolescence, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described in this Annual Report on Form 10-K. See "Business -- Risk Factors".


         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data are listed under Item 14(a) and filed as part of this report on the pages indicated.


         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the two fiscal years ended December 31, 1996.


420793.1
                                       32

                                                     PART III


         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         The current directors and executive officers of the Company are as follows:

Name                           Position

Robert L. Taylor               Chairman of the Board of Directors, President and
                               Chief Executive Officer

Travis W. Honeycutt            Executive Vice President, Secretary and Director

Dan R. Lee                     Vice President of Finance and Administration,
                               Chief Financial Officer, Treasurer and Director

Lester J. Berry                Vice President

James S. Asip                  Vice President of Sales

Richard Setian                 Vice President of Marketing

Rosdon Hendrix                 Director

Jamal Silim                    Director

Kenneth F. Davis               Director



   Robert L. Taylor (age 57) has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its inception in 1987. Prior to founding the Company with Mr. Honeycutt in 1987, Mr. Taylor served in various executive positions, including chief executive officer, with various health care companies.

   Travis W. Honeycutt (age 54) has been Executive Vice President, Secretary and a Director of the Company since its inception in 1987. Prior to founding the Company with Mr. Taylor, Mr. Honeycutt had over 20 years of experience in new product development for the industrial and health care markets.

   Dan R. Lee (age 49) became an executive officer of the Company following the conclusion of the Microtek Acquisition, and became a director of the Company in December, 1996. Prior to accepting such positions with the Company, Mr. Lee had served as the Vice President and Chief Operating and Financial Officer of Microtek since 1987. Previous to that time, he was engaged in the public accounting practice, including more than five years with KPMG Peat Marwick.

   James S. Asip (age 48) has served as Vice President of Sales since February 1992. Mr. Asip has 21 years of experience in sales, with the last 20 years being in the health care market. Prior to his employment with the Company, he was National Sales Manager for Collagen Corporation, a manufacturer of tissue repair products.

   Lester J. Berry (age 63) became an executive officer of the Company following the conclusion of the Microtek Acquisition. Prior to that time, Mr. Berry had served as a director and officer of Microtek since 1994. From 1987 through 1993, Mr. Berry served in various capacities at 3M Corporation, including service as a National Sales and Marketing Manager, Medical Specialties, and as the National Sales Manager, Health Care Specialties.



420793.1
                                       33

   Richard Setian (age 37) was elected Vice President of Marketing in May, 1996, after working with the Company's marketing department since his association with the Company in April, 1995. Between December, 1992 and March, 1995, Mr. Setian served as Executive Vice President of Maxxim in its Boundary division. Prior to his joining Maxxim, Mr. Setian held various sales and marketing positions with Kendall Healthcare Products.

   Rosdon Hendrix (age 57) was elected a Director of the Company in December 1994. Until he retired in June 1992, Mr. Hendrix served for approximately 30 years in various financial positions for General Motors Corporation, including serving as Resident Comptroller from 1975 until his retirement. Since June 1992, Mr. Hendrix has engaged in efficiency consulting studies with various governmental authorities and businesses in Georgia.

   Jamal Silim (age 42) was elected a Director of the Company in January 1996. Mr. Silim is the Senior Vice President and Chief Financial Officer of Balsam Healthcare Corp. Prior to accepting such position, Mr. Silim served as the Assistant Vice President and later Vice President of the National Commercial Bank from January 1990 to July 1992.

   Kenneth F. Davis (age 46) was elected a Director of the Company in January 1996. Dr. Davis has been a practicing surgeon on the staff of the Harbin Clinic and Redmond Regional Medical Center, Rome, Georgia since 1986. In addition, Dr. Davis serves on the Board of AmSouth Bank of Georgia, a publicly owned bank, as well as various other companies, including a privately held hospital consulting firm.


   The Company's Articles of Incorporation adopt the provisions of the Georgia Business Corporation Code (the "Corporation Code") providing that no member of the Company's Board of Directors shall be personally liable to the Company or its shareholders for monetary damages for any breach of his duty of care or any other duty he may have as a director, except liability for any appropriation, in violation of the director's duties, of any business opportunity of the Company, for any acts or omissions that involve intentional misconduct or a knowing violation of law, for liability under the Corporation Code for unlawful distributions to shareholders, and for any transaction from which the director receives an improper personal benefit.

   The Company's Bylaws provide that each officer and director shall be indemnified for all losses and expenses (including attorneys' fees and costs of investigation) arising from any action or other legal proceeding, whether civil, criminal, administrative or investigative, including any action by and in the right of the Company, because he is or was a director, officer, employee or agent of the Company or, at the Company's request, of any other organization. In the case of action by or in the right of the Company, such indemnification is subject to the same exceptions, described in the preceding paragraph, that apply to the limitation of a director's monetary liability to the Company. The Bylaws also provide for the advancement of expenses with respect to any such action, subject to the officer's or director's written affirmation of his good faith belief that he has met the applicable standard of conduct, and the officer's or director's written agreement to repay any advances if it is determined that he is not entitled to be indemnified. The Bylaws permit the Company to enter into agreements providing to each officer or director indemnification rights substantially similar to those set forth in the Bylaws, and such agreements have been entered into between the Company and each of the members of its Board of Directors. Although the form of indemnification agreement offers substantially the same scope of coverage afforded by provisions in the Articles of Incorporation and Bylaws, it provides greater assurances to officers and directors that indemnification will be available, because, as a contract, it cannot be modified unilaterally in the future by the Board of Directors or by the shareholders to eliminate the rights it provides. Such indemnification provisions applied to any losses and expenses (including defense costs) incurred by Mr. Taylor and C. Fred Harlow, the Company's former Chief Financial Officer prior to his retirement from such position in 1996, as named defendants in a suit styled Salit vs. Isolyser Company, Inc., et al. which was dismissed with prejudice on the defendants' motion for dismissal in September 1996. Defense counsel for the Company also served as defense counsel for Messrs. Taylor and Harlow in such suit. Accordingly, the Company did not advance any expenses by way of indemnification in such matter.

Section 16(a) Beneficial Ownership Reporting Compliance.

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, Isolyser's executive officers and directors and any persons holding more than ten percent of the Company's common stock are required to file with the Securities and Exchange Commission and The Nasdaq Stock Market reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific
420793.1
                                       34
due dates have been established and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to Isolyser. Based solely on its review of the copies of such reports furnished to Isolyser, or written representations that no reports were required, Isolyser believes that, during 1996, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10% of its common stock complied with the Section 16(a) requirements, except James S. Asip amended a timely filed report to report late one exempt option exercise, Richard Setian amended two timely filed reports to correct a typographical error on the expiration and vesting data of an exempt option grant, C. Fred Harlow amended a timely filed report to correct a typographical omission naming the issuer, and Jamal Silim filed a report late to report an exempt option grant.


ITEM 11.EXECUTIVE COMPENSATION

   The following table sets forth the cash and non-cash compensation paid by the Company (or Microtek for services rendered during the years ended December 31, 1996, 1995 and 1994) to its Chief Executive Officer and each of the four most highly compensated executive officers of the Company other than such Chief Executive Officer who were serving as such an executive officer at December 31, 1996 and who received compensation in excess of $100,000 during the year ended December 31, 1996 (the "Named Executive Officers").




420793.1
                                       35



                                            SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                       Annual Compensation                  Compensation
                                                                           Other Annual     Awards           All Other
Name and Principal Position         Year       Salary       Bonus          Compensation     Options (#)      Compensation
---------------------------         ----       ------       -----          ------------     -----------      ------------

Robert L. Taylor,.................  1996       $150,000         -                 -         40,000           $2,453(1)
 Chairman, President and Chief      1995       $150,000         -                 -                          $2,570(1)
 Executive Officer                  1994       $150,975         -                 -                -         $2,125(2)



Travis W. Honeycutt...............  1996       $156,250         -                 -         40,000           $3,235(2)
 Executive Vice President           1995       $150,000         -                 -                -         $3,235(2)
                                    1994       $149,234         -                 -                -         $3,235(2)



Dan R. Lee ......................   1996       $150,000     $100,000              -         50,000           $4,417(4)
 Vice President - Finance and       1995       $150,000     $100,000              -         41,250           $5,093(4)
 Administration, Chief Financial    1994       $112,500         -                 -                          $4,243(4)
 Officer (3)


Lester J. Berry...................  1996       $150,000     $ 100,000             -                -         $7,539(5)
 Vice President (3)                 1995       $150,000     $ 74,000              -         16,500           $6,427(5)
                                    1994       $137,500          -                -         66,000           $3,009(5)



James S. Asip,....................  1996       $110,000     $ 4,703              -          25,000           $    637(6)
 Vice President of Sales            1995       $110,352     $10,000              -               -           $    229(6)
                                    1994       $  90,411         -               -               -           $    119(6)



-----------

(1) This amount represents the Company's payment ($2,125) for $500,000 of term life insurance and contributions to a 401(k) plan ($328 in 1996 and $445 in 1995).

(2) This amount represents the Company's payment, on Messrs. Taylor and Honeycutt's behalf, respectively, for $500,000 term life insurance policies.

(3) Compensation earned by Messrs. Lee and Berry stated in the table is based upon compensation plans of Microtek as these individuals were executive officers of Microtek prior to the Microtek Acquisition effected September 1, 1996.

(4) This amount represents payment ($2,036) for $250,000 term life insurance and contributions to a 401(k) plan for the balance of the amounts stated.

(5) This amount represents payment ($15,158 in 1995 and 1996 and $3,009 in 1994) for $250,000 term life insurance and contributions of $1,269 and $2,381 in 1995 and 1996, respectively to a 401(k) plan.

(6) This amount represents the Company's payment on Mr. Asip's behalf for a $100,000 term life insurance policy ($239 in 1996 and $119 in 1995 and 1994) and a contribution in 1995 to a 401(k) plan ($398 in 1996 and $110 in 1995).








420793.1
                                       36

Employment Arrangements

         The Company is not a party to an employment agreement with any of its Named Executive Officers, except Lester J. Berry. Mr. Berry is a party to an employment agreement with Microtek expiring on January 3, 1999. Such employment agreement specifies a minimum salary and benefits payable to him during the term of the employment agreement and, in consideration therefore, contains certain provisions restricting his ability to compete against the Company after termination of the agreement or to use or disclose confidential information. In connection with the Microtek Acquisition, Mr. Berry agreed to delete certain compensatory provisions of such agreement otherwise arising in the event of certain events constituting a change of control.

Employee Benefit Plans

          Stock Option Plan. In April 1992, the Board of Directors and shareholders of the Company adopted a Stock Option Plan (the "Plan"). The Plan currently provides for the issuance of options to purchase up to 4,400,000 shares of common stock (subject to appropriate adjustments in the event of stock splits, stock dividends and similar dilutive events). Options may be granted under the Plan to employees, officers or directors of, and consultants and advisors to, the Company who, in the opinion of the Compensation Committee, are in a position to contribute materially to the Company's continued growth and development and to its long-term financial success. The Plan is administered by a committee appointed by the Board of Directors. The Compensation Committee has been designated by the Board of Directors as the committee to administer the Plan. The purposes of the Plan are to ensure the retention of existing executive personnel, key employees and consultants of the Company, to attract and retain new executive personnel, key employees and consultants and to provide additional incentives by permitting such individuals to participate in the ownership of the Company.

         Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code (the "Code")) or nonqualified stock options. The exercise price of the options shall be determined by the Board of Directors or the committee at the time of grant, provided that the exercise price may not be less than the fair market value of the Company's common stock on the date of grant as determined in accordance with the limitations set forth in the Code. The terms of each option and the period over which it vests are determined by the committee, although no option may be exercised more than ten years after the date of grant and all options become exercisable upon certain events defined to constitute a change of control. To the extent that the aggregate fair market value, as of the date of grant, of shares with respect to which incentive stock options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a nonqualified stock option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an incentive stock option, the purchase price per share cannot be less than 110% of the fair market value on the date of grant and the term of the incentive stock option cannot exceed five years from the date of grant. Upon the exercise of an option, payment may be made by cash, check or, if provided in the option agreement, by delivery of shares of the Company's common stock having a fair market value equal to the exercise price of the options, or any other means that the Board or the committee determines. Options are non-transferable during the life of the option holder. The Plan also permits the grant of alternate rights defined as the right to receive an amount of cash or shares of common stock having an aggregate fair market value equal to the appreciation in the fair market value of a stated number of shares of common stock from the grant date to the date of exercise. No alternate rights have been granted under the Plan.

      As of March 12, 1997, options to purchase 3,716,905 shares of common stock were outstanding under the Plan.

         Employee Stock Purchase Plan. In February 1995 the Board approved and in April 1995 the Company's shareholders ratified, the adoption of the Company's Employee Stock Purchase Plan for employees of the Company and its subsidiaries (the "Stock Purchase Plan"). The Stock Purchase Plan was established pursuant to the provisions of Section 423 of the Code. The purpose of the Stock Purchase Plan is to provide a method whereby all eligible employees of the Company may acquire a proprietary interest in the Company through the purchase of common stock. Under the Stock Purchase Plan payroll deductions are used to purchase the Company's common stock.


420793.1
                                       37

         An aggregate of 300,000 shares of common stock of the Company have been reserved for issuance under the Stock Purchase Plan, and an aggregate of 61,608 shares of common stock have been purchased and issued under the Stock Purchase Plan. All employees (including officers of the Company) who have been continuously employed for three months or more by the Company or its designated subsidiaries (during which such employee's hours of employment were 1,000 or more) as of the commencement of any offering period under the Stock Purchase Plan are eligible to participate in the Stock Purchase Plan. An employee electing to participate in the Stock Purchase Plan must authorize a whole percentage (not less than 1% nor more than 10%) of the employee's compensation to be deducted by the Company from the employee's pay during each pay period. The price for common stock which is purchased under the Stock Purchase Plan is equal to 85% of the fair market value of the common stock on either the first business day or last business day of the applicable offering period, whichever is lower.

         A participant may voluntarily withdraw from the Stock Purchase Plan at any time by giving at least 30 days notice to the Company prior to the end of the offering period and will receive on withdrawal the cash balance, without interest, then held in the participant's account. Upon termination of employment for any reason, including resignation, discharge, disability or retirement, or upon the death of a participant, the balance of the participant's account, without interest, will be paid to the participant or his or her designated beneficiary. However, in the event of the participant's death, the participant's beneficiary may elect to exercise the participant's option to purchase such number of full shares which such participant's accumulated payroll deductions will purchase at the applicable purchase price.

Stock Options

         The Company granted options to its Named Executive Officers in 1996 as set forth in the following table. The Company has no stock appreciation rights ("SARs") outstanding.


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                           Individual Grants
                     -------------------------------------------------------------
                                        Percent of                     xpiration
                        Number of         Total                          Date
                       Securities      Options/SARs     Exercise                     Potential Realizable Value at
                       Underlying       Granted to      or Base                      Assumed Annual rates of Stock
                      Options/SARs     Employees in      Price                       Price Appreciation for Option
Name                   Granted (#)     Fiscal Year       ($/Sh)       E                         Term(1)
                                                                                   ----------------------------------
                                                                                        5% ($)           10% ($)
                     --------------- ---------------- ------------   ------------- ----------------- ----------------

Robert L. Taylor           40,000             4.7%       $ 14.45       01/15/01       $  159,691(1)     $ 352,875(1)
Travis W. Honeycutt        40,000             4.7%       $ 14.45       01/15/01       $  159,691(1)     $ 352,875(1)
Dan R. Lee                 50,000             5.9%       $ 7.125       11/01/01       $   98,425(1)     $ 217,494(1)
James S. Asip              25,000             3.0%       $ 7.125       01/15/01       $   49,213(1)     $ 108.747(1)




(1) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions.


     The following table sets forth the value of options exercised during 1996 and of unexercised options held by the Company's Named Executive Officers at December 31, 1996.









420793.1
                                       38


                              AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                                       AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                   Number of
                                                                                   Securities
                                                                                   Underlying       Value of Unexercised
                                                                                  Unexercised           in-the-Money
                                                                                Options/SARs at        Options/SARs at
                                                                                   FY-End (#)            FY-End ($)
                                     Shares Acquired            Value             Exercisable/          Exercisable/
Name                                 On Exercise (#)         Realized ($)        Unexercisable          Unexercisable
----                                 ---------------         ------------        -------------          -------------

Robert L. Taylor.................           -0-                   -0-               0/40,000               0/0(1)
Travis W. Honeycutt..............           -0-                   -0-               0/40,000               0/0(1)
Dan R. Lee.......................         41,250               $375,953          292,545/50,000        1,695,278/0(2)
James S. Asip....................         99,000               $242,256             0/25,000               0/0(3)


-----------

(1) The indicated value is based on an exercise price of $14.45 per share and value per share at December 31, 1996 of $7.00. (2) The indicated value is based on exercise prices of $0.83 per share on 251,295 shares and $3.49 per share on 41,250 shares for exercisable options and $7.125 per share on 50,000 unexercisable options, and a value per share on December 31, 1996 of $7.00. (3) The indicated value is based upon an exercise price of $7.125 per share and value per share at December 31, 1996 of $7.00.

   On November 1, 1996, the Company repriced previously outstanding options held by its executive officers as follows:

                                          TEN-YEAR OPTION/SAR REPRICINGS

---------------------------------------------------------------------------------------------------------------------

                                    Length of
                                 original option
                                     Number of     arket Price of   Exercise price                   term remaining
                                    Options/SARs  Mtock at time of    at time of                       at date of
                                    repriced or   s repricing or     repricing or    New exercise     repricing or
      Name             Date         amended (#)    amendment ($)    amendment ($)     price ($)        amendment
---------------------------------------------------------------------------------------------------------------------

James S. Asip         11/01/96    25,000              $7.125            $13.13           $7.125           4.2 years
Richard Setian        11/01/96    54,000              $7.125            $9.00            $7.125           3.5 years



Director Compensation

   Nonemployee directors of the Company who are not affiliated with greater than five percent shareholders of the Company ("Nonemployee Directors") are compensated $1,000.00 and $250.00 for each meeting of the Board of Directors and Committee of the Board of Directors, respectively, requiring travel for attendance and are reimbursed upon request for the reasonable expenses incurred in attending Board of Directors or committee meetings. In addition, the Company's 1995 Nonemployee Director Stock Option Plan (the "Director Option Plan") provides for automatic grants to each Nonemployee Director of nonqualified stock options covering 2,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The date of grant under the Director Option Plan for each Nonemployee Director then serving as such is at each of the following times: (1) on the effective date of adoption of the Director Option Plan, (2) on the election of a Nonemployee Director to the Board of Directors (except at an annual meeting of shareholders) and (3) following each annual meeting of shareholders occurring subsequent to the first anniversary of the effective date of the Director Option Plan and the date of any option granted to such Nonemployee Director under the Director Option Plan. Options granted under the Director Option Plan may be exercised only by the optionee beginning six months after the date of grant until the earliest of five years after the date of grant, 30 days after ceasing to be a director of the Company (other than due to death or disability) and one year after death or disability.


420793.1
                                       39

   During 1996, the Board of Directors, with each Nonemployee Director abstaining, adopted a policy to increase the equity interest of its Nonemployee Directors in the Company by awarding to each such director a stock option for 25,000 shares of Company common stock provided such director had attended at least 75% of the sum of all meetings of the Board of Directors and any committees on which that director served during the first year following his or her election to the Board. Accordingly, each Nonemployee Director was awarded at the end of 1996 a non-qualified stock option under the Company's Stock Option Plan covering 25,000 shares of the Company's common stock at an exercise price of $8.00 per share (being the fair market value of the Company's common stock on the grant date) and being exercisable immediately upon the date of grant until the earliest of five years after the grant date or one year after ceasing to be a director of the Company.


   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of March 27, 1997, certain information regarding the beneficial ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock, (ii) each director and Named Executive Officer, and (iii) all directors and executive officers as a group:

                                  Percentage of
                                     Common
                                                                      Shares Beneficially         Stock Beneficially
Name of Beneficial Owner                                                     Owned                      Owned
-------------------------                                                    -----                      -----
Robert L. Taylor (1)............................................                 3,037,483                        7.7%
Travis W. Honeycutt (2).........................................                 3,028,055                        7.7%
Dan R. Lee (3)..................................................                   302,610                           *
James S. Asip (4)...............................................                     8,533                           *
Lester J. Berry (5).............................................                    92,974                           *
Rosdon Hendrix (6)..............................................                    75,000                           *
Kenneth Davis (7)...............................................                    48,000                           *
Jamal Silim (8).................................................                    27,000                           *
All directors and executive officers as a group (9 persons) (9).                 6,673,855                       16.8%


-----------

  *      Represents less than 1% of the common stock

(1) Includes 2,600 shares of common stock over which Mr. Taylor acts as custodian under the Georgia Transfers to Minors Act, and options to acquire 13,333 shares exercisable within 60 days.
(2)      Includes options to acquire 13,333 shares exercisable within 60 days.
(3)      Includes options to acquire 292,545 shares exercisable within 60 days.
(4)      Includes options to acquire 8,333 shares exercisable within 60 days.
(5)      Includes options to acquire 82,500 shares exercisable within 60 days.
(6)      Includes options to acquire 29,000 shares exercisable within 60 days.
(7)      Includes options to acquire 27,000 shares exercisable within 60 days.
(8)      Includes options to acquire 27,000 shares exercisable within 60 days.
(9)      Includes options to acquire 547,044 shares exercisable within 60 days.


         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has no information to report pursuant to this Item.




420793.1
                                       40

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         (1) and (2) - Financial Statements and Schedules

            The following financial statements and schedules included on pages F-1 through F-23 are filed as part of this annual report.

             Consolidated Financial Statements and Independent Auditors' Report:


          Independent Auditors' Report Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994 Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994 Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 Notes to the Consolidated Financial Statements


                  Financial Statement Schedules:

                           Schedule II - Valuation and Qualifying Accounts

                  Other  schedules are omitted  because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

             (3) Exhibits

2.1    Articles of Merger of MedSurg Industries, Inc. and MedSurg Acquisition Corp. dated December 31, 1993 (incorporated by reference to Exhibit 2.1 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
2.2    Plan and Agreement of Merger dated December 31, 1993 of MedSurg Industries, Inc. and MedSurg Acquisition Corp.
       (incorporated by reference to Exhibit 2.2 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
2.3    Certificate of Merger and Name Change of MedSurg Industries, Inc. and MedSurg Acquisition Corp. dated January 7, 1994
       (incorporated by reference to Exhibit 2.3 filed with the Company's Registration Statement on Form S-1, File No. 33-84374)
2.4    Articles of Merger of Creative Research and Manufacturing, Inc. and Creative Acquisition Corp. dated December 31, 1993
       (incorporated by reference to Exhibit 2.4 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
2.5    Plan and Agreement of Merger dated December 31, 1993 of Creative Research and Manufacturing, Inc. and Creative Acquisition
       Corp. (incorporated by reference to Exhibit 2.5 filed with the Company's Registration Statement on Form S-1, File No. 33-
       83474)
2.6    Certificate of Merger and Name Change of Creative Research and Manufacturing, Inc. and Creative Acquisition Corp. dated
       January 7, 1994 (incorporated by reference to Exhibit 2.6 filed with the Company's Registration Statement on Form S-1, File
       No. 33-83474)
2.7    Agreement and Plan of Merger dated as of July 28, 1995 among the Company, White Knight Acquisition Corp. and White Knight
       Healthcare, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 3, 1995)
2.8    Agreement and Plan of Merger dated as of May 1, 1995 among the Company, Isolyser/SafeWaste Acquisition Corp. and
       SafeWaste Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June
       15, 1995)
2.9    Articles of Merger dated May 31, 1995 of SafeWaste Corporation With and Into  Isolyser/SafeWaste  Acquisition  Corp.  (incorporated  by reference to Exhibit 2.2 to the  Company's  Current  Report on Form
       8-K filed on June 15, 1995)
2.10   Certificate of Merger dated May 31, 1995 of Isolyser/SafeWaste Acquisition Corp. and SafeWaste Corporation (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on June 15, 1995)
2.11   Articles  of Merger of White  Knight  Healthcare,  Inc.,  and White
       Knight Acquisition Corp., dated September 18, 1995 (incorporated by reference to Exhibit 2.2 to the  Company's  Current  Report on Form
       8-K filed on October 3, 1995)
2.12   Certificate of Merger of White Knight  Healthcare,  Inc., and White
       Knight Acquisition Corp., dated September 18, 1995 (incorporated by reference to Exhibit 2.3 to the  Company's  Current  Report on Form
       8-K filed October 3, 1995)
2.13   Stock Purchase Agreement dated December 31, 1993 between the Company, MedSurg Acquisition Corp., Creative Acquisition
       Corp., MedSurg Industries, Inc., Creative Research and Manufacturing, Inc. and MedInvest Enterprises, Inc. (incorporated by reference to Exhibit 2.7 to the Company's Registration Statement on Form S-1, File No. 33-83474)
2.14   Agreement and Plan of Merger dated March 15, 1996 among the Company, Microtek Medical, Inc. and MMI Merger Corp.
       (incorporated by reference to the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form
       S-4, File No. 333-7977).
3.1    Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company's
       Registration Statement on Form S-1, File No. 33-83474).
3.2    Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc.
3.3    Amended and Restated Bylaws of Isolyser Company, inc. (incorporated by reference to Exhibit 3.2 filed with the Company's
       Registration Statement on Form S-1, File No. 33-83474)

420793.1
                                                        41




3.4    First Amendment to Amended and Restated Bylaws of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 to the
       Company's Current Report on Form 8-K filed July 29, 1996).
3.5    Second Amendment of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 20, 1996).
4.1    Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 filed with the Company's Registration
       Statement on Form S-1, File No. 33-83474)
4.2    Shareholder Protection Rights Agreement dated as of December 20, 1996 between Isolyser Company, Inc. and SunTrust Bank
       (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 20, 1996).
10.1   Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company's
       Registration Statement on Form S-8, File No. 33-85668)
10.2   Second Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company's Registration
       Statement on Form S-8, File No. 33-85668)
10.3   Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company's Annual
       Report on Form 10-K for the period ended December 31, 1994)
10.4   Form of Fourth Amendments to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company's
       Annual Report on Form 10-K for the period ended December 31, 1995).
10.5   Form of Fifth Amendment to Stock Option Plan.
10.6   Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
10.7   Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
10.8   Form of Option for employees of the Company outside of Stock Option Plan (incorporated by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.9   Employment Agreement of Lester J. Berry.
10.10  Lease Agreement, dated July 29, 1993, between Richard E. Curtis, Trustee and MedSurg Industries, Inc. (incorporated by reference to Exhibit 10.25 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.11  First Lease Amendment, dated February 28, 1994, between Richard E. Curtis, Trustee and MedSurg Industries, Inc.
       (incorporated by reference to Exhibit 10.26 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.12  Lease Agreement, dated October 21, 1991, between Weeks Master Partnership, L.P. and the Company (incorporated by reference to Exhibit 10.27 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.13  Lease, dated September 28, 1984, between M.S.I. Limited Partnership and MedSurg Industries, Inc. (incorporated by reference to Exhibit 10.28 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.14  Amendment No. 1 to Lease, dated October 10, 1984, between M.S.I. Limited Partnership and MedSurg Industries, Inc.
       (incorporated by reference to Exhibit 10.29 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.15  Agreement and Second Amendment to Lease, dated December 31, 1993, between M.S.I. Limited Partnership and MedSurg
       Industries, Inc. (incorporated by reference to Exhibit 10.30 filed with the Company's Registration Statement on Form S-1,
       File No. 33-83474)
10.16  Third Amendment to Lease, dated September 9, 1994, between M.S.I. Limited Partnership nd Medsurg Industries, Inc.
       (incorporated by reference to Exhibit 10.31 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.17  Lease Agreement, dated October 4, 1990, between Minnetonka Business Associates and Creative Research and Manufacturing,
       Inc. (incorporated by reference to Exhibit 10.35 filed with the Company's Registration Statement on Form S-1, File No. 33-
       83474)
10.18  Agreement to Extend Lease, dated October 7, 1991, between Minnetonka Business Associates and Creative Research and
       Manufacturing, Inc. (incorporated by reference to Exhibit 10.36 filed with the Company's Registration Statement on Form S-1,
       File No. 33-83474)
10.19  Agreement to Extend Lease, dated June 23, 1993, between Minnetonka Business Associates and Creative Research and
       Manufacturing, Inc. (incorporated by reference to Exhibit 10.37 filed with the Company's Registration Statement on Form S-1,
       File No. 33-83474)
10.20  Agreement to Extend Lease dated June 27, 1995, between 7100 Building Company Limited Partnership and Creative Research
       and Manufacturing, Inc. (incorporated by reference to Exhibit 10.27 filed with the Company's Registration Statement on Form
       S-1 File No. 33-97086)
10.21  Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.22  Amended and Restated Credit  Agreement dated as of August 30, 1996, among the Company, MedSurg,  Microtek, White Knight, the Guarantors
       named  therein,  the Lenders named therein and The Chase  Manhattan
       Bank  (incorporated  by referenced to Exhibit 10.1 of the Company's
       Current Report on Form 8-K filed on September 13, 1996).
10.23  Lease  Agreement,  dated  November 18, 1994,  between Weeks Realty,
       L.P. and the Company  (incorporated  by reference to Exhibit  10.38 filed with the Company's  Annual Report on Form 10-K for the period ended December 31, 1994)
10.24  1995 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.39 filed with the Company's Annual
       Report on Form 10-K for the period ended December 31, 1994)
10.25  Agreement and Lease dated October 1, 1992 between Industrial Development Authority of the City of Douglas, Arizona and
       White Knight Healthcare, Inc. (incorporated by reference to Exhibit 10.41 filed with the Company's Registration Statement on
       Form S-1 File No. 33-97086)
10.26  Product Purchase and Supply Agreement dated February 8, 1993 between White Knight Healthcare, Inc. and Sterile Concepts,
       Inc. (incorporated by reference to Exhibit 10.42 filed with the Company's Registration Statement on Form S-1 File No.
       33-97086)
10.27  Non-Negotiable Promissory Note in the original principal amount of $2,304,000.00 dated February 8, 1993 between White
       Knight Healthcare, Inc. and Sterile Concepts, Inc. (incorporated by reference to Exhibit 10.43 filed with the Company's
       Registration Statement on Form S-1 File No. 33-97086)

420793.1
                                                        42




10.28  Non-Negotiable Promissory Note in the original principal amount of $1,278,500.00 dated February 8, 1993 between White
       Knight Healthcare, Inc. and Sterile Concepts, Inc. (incorporated by reference to Exhibit 10.44 filed with the Company's
       Registration Statement on Form S-1 File No. 33-97086)
10.29  Form of  Non-Negotiable  Promissory Note in the original  Principal amount of $750,000 dated September 15, 1995 between the Company and
       Ali R. Momtaz  (incorporated  by reference  to Exhibit  10.46 filed with  the  Company's  Registration  Statement  on Form S-1 File No.
       33-97086)
10.30  Distribution and Marketing Agreement dated September 15, 1995 between the Company and Sterile Concepts, Inc. (incorporated by reference to Exhibit 10.48 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)
10.31  Agreement, dated November 1, 1992 between Struble & Moffitt Company and United Food and Commercial Workers Union Local 1360,  chartered by United Food and Commercial  Workers,  AFL-CIO  (incorporated  by reference to Exhibit  10.49 filed with the  Company's  Registration
       Statement on Form S-1 File No. 33-97086)
10.32  Agreement,  dated  March 18, 1995  between  White  Knight  Hospital
       Disposables  and  United  Food and  Commercial  Workers  Local  99R
       (incorporated   by  reference  to  Exhibit  10.50  filed  with  the
       Company's Registration Statement on Form S-1 File No. 33- 97086)
10.33  Labor Contract, dated July 22, 1994, between Union of Industrial, Related and Similar Workers of the Municipality of Agua
       Prieta, Sonora, C.R.O.M. and Industrias Apson, S.A. de C.V. (incorporated by reference to Exhibit 10.51 filed with the
       Company's Registration Statement on Form S-1 File No. 33-97086)
10.34  Lease Agreement dated June 21, 1995 between Caballeros Blanca, S.A. de C.V. and Constuctora Immobiliaria del Norte de
       Doahuila, S.A. de C.V. (incorporated by reference to Exhibit 10.53 filed with the Company's Registration Statement on Form
       S-1 File No. 33-97086)
10.35  Lease, dated August 1, 1987, between HARP, a division of M.B. Haynes Electric Corporation, and Mars/White Knight, a
       division of Work Wear Corporation, Inc., as amended by Addendum No. 1 dated July 6, 1987, Addendum No. 2 dated July 6,
       1987, Addendum No. 3 dated May 14, 1990, Addendum No. 4, dated June 17, 1992, second Addendum No.4 dated June 28,
       1993, Addendum No. 5 dated May 26, 1994, Addendum No. 6 dated July 11, 1995, and Addendum No. 7 dated September 202,
       1995 (incorporated by reference to Exhibit 10.55 filed with the Company's Registration Statement on Form S-1 File No.
       33-97086)
10.36  Lease, dated October 1, 1995, between SafeWaste Corporation and Highwoods/Forsyth Limited Partnership (incorporated by reference to Exhibit 10.56 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)
10.37  1995 Employee Stock Purchase Plan, as amended by First Amendment dated July 1, 1995 (incorporated by reference to Exhibit
       10.57 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)
10.38  Second Amendment to 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.58 to the Company vs.
       Annual Report on Form 10-K for the period ended December 31, 1995)
10.39  Third Amendment to 1995 Employee Stock Purchase Plan
10.40  Asset Exchange Agreement dated July, 1995 between Microtek and Xomed, Inc. (incorporated by reference to Exhibit 10.9 to
       Microtek's Annual Report on Form 10-K for the period ended November 30, 1995).
10.41  Asset Purchase Agreement dated November 30, 1995 among Microtek, Medi-Plast International, Inc. and certain affiliates of
       Medi-Plast International, Inc. (incorporated by reference to Microtek's Current Report on Form 8-K dated December 8, 1995).
10.42  Asset Purchase Agreement dated April 27, 1996 between Microtek and Advanced Instruments, Inc. (incorporated by reference to Exhibit 2.1 to Microtek's Current Report on Form 8-K dated May 15, 1996).
11.1   Statement re: computation of per share earnings
21.1   Subsidiaries of the Company
23.1   Consent of Deloitte & Touche LLP
23.2   Consent of KPMG Peat Marwick LLP
27.1   Financial Data Schedule

(b)          Reports on Form 8-K:

          (1) Form 8-K, dated December 19, 1996, regarding Other Events





420793.1
                                       43

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1997.

                                    ISOLYSER COMPANY, INC.


                                    By: /s/ Robert L. Taylor
                                        Robert L. Taylor, President and Chief
                                        Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 31, 1997.

SIGNATURE                          TITLE


/s/ Robert L. Taylor               President, Chief Executive
Robert L. Taylor                   Officer and Chairman of the Board of
                                   Directors (principal executive officer)


/s/ Travis W. Honeycutt            Executive Vice President,
Travis W. Honeycutt                Secretary and Director


/s/ Dan R. Lee                     Vice President of Finance and Administration,
Dan R. Lee                         Chief Financial Officer, Treasurer and
                                   Director(principal financial and accounting
                                   officer)


/s/ Rosdon Hendrix                 Director
Rosdon Hendrix


/s/ Jamal Silim                    Director
Jamal Silim


                                   Director
Kenneth F. Davis




420793.1
                                       44

INDEPENDENT AUDITORS' REPORT


Board of Directors of Isolyser Company, Inc.:

We have audited the consolidated balance sheets of Isolyser Company, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at
Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Microtek Medical, Inc. ("Microtek") which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the balance sheet of Microtek as of November 30, 1995, or the related statements of operations, changes in shareholders' equity, and cash flows of Microtek for the years ended November 30, 1995 and 1994 which statements reflect total assets of $45,226,563 as of November 30, 1995, and total revenues of $30,058,999 and $26,893,875 for the years ended November 30, 1995 and 1994, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Microtek for 1995 and 1994, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for investments to conform with Statement of Financial Accounting Standards No. 115.


DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 7, 1997
(March 28, 1997 as to the 7th paragraph of Note 4)

                          Independent Auditors' Report



The Board of Directors
Microtek Medical, Inc.:


We have audited the accompanying consolidated balance sheets of Microtek Medical, Inc. and subsidiaries as of November 30, 1995 and 1994 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1995. These consolidated financial statements (not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microtek Medical, Inc. and subsidiaries as of November 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1995, in conformity with generally accepted accounting principles.

As discussed in notes 2 and 9 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as of December 1, 1993.




Jackson, Mississippi                                     KPMG PEAT MARWICK LLP
January 17, 1996


ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
---------------------------------------------------------------------------------------


ASSETS                                              1996             1995

CURRENT ASSETS:
  Cash and cash equivalents                      $20,925,485      $54,818,852

  Accounts receivable, net of allowance
    for doubtful accounts of $1,702,069
    and $1,175,597, respectively                  27,369,258      22,088,901

  Inventories, net                                62,823,765      46,077,033

  Prepaid inventories                                932,784       1,177,900

  Deferred income taxes                                            2,601,331

  Prepaid expenses and other assets                2,731,565       1,425,592

        Total current assets                     114,782,857     128,189,609

PROPERTY AND EQUIPMENT:
  Land                                             2,842,390       2,120,389

  Building and leasehold improvements             24,541,979      19,404,536

  Equipment                                       51,460,525      41,301,695

  Furniture and fixtures                           4,821,744       4,014,946

  Construction-in-progress                         1,967,451

                                                  85,634,089      66,841,566

  Less accumulated depreciation                   11,883,053       5,860,017

      Property and equipment, net                 73,751,036      60,981,549

DEPOSITS ON MACHINERY
  AND EQUIPMENT                                    2,003,573       3,058,985

ASSETS HELD FOR SALE                               1,642,082

INTANGIBLE ASSETS:
  Goodwill                                        57,411,281      55,484,049

  Customer lists                                   5,559,410       5,623,512

  Patent and license agreements                    2,526,063       1,880,451

  Noncompete agreements                              485,000         910,000

  Other                                              717,886       1,612,247

                                                  66,699,640      65,510,259

  Less accumulated amortization                    9,145,022       5,506,526

        Intangible assets, net                    57,554,618      60,003,733

INVESTMENT IN JOINT VENTURE                          154,463         218,591

OTHER ASSETS - Net                                 1,045,970         808,082

                                           $     250,934,599    $253,260,549


See notes to consolidated financial statements.


-----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                 1996           1995

CURRENT LIABILITIES:
  Accounts payable                             $  10,227,378   $  15,759,268

  Bank overdraft                                   3,229,216       1,800,042

  Accrued compensation                             3,149,073       3,583,635

  Other accrued liabilities                        3,580,440       1,983,067

  Current portion of long-term debt                4,496,623       4,041,503

        Total current liabilities                 24,682,730      27,167,515

LONG-TERM DEBT                                    47,028,592      26,412,514

DEFERRED INCOME TAXES                                              3,958,813

OTHER LIABILITIES                                    419,741         423,269

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Participating preferred stock, no par,
    500,000 shares authorized, none issued
  Common stock, $.001 par; 100,000,000
    shares authorized; 39,341,832 and
    38,352,649 shares issued, respectively            39,342          38,353

  Additional paid-in capital                     203,345,978     199,607,972

  Accumulated deficit                            (21,839,927)     (1,414,278)

  Unearned shares restricted to employee
    stock ownership plan                            (360,000)       (420,000)

  Cumulative translation adjustment                   14,723         (42,344)

                                                 181,200,116     197,769,703
  Treasury shares, at cost
    (319,544 and 329,502 shares,
     respectively)                                (2,396,580)     (2,471,265)
                                                ------------    -----------

        Total shareholders' equity               178,803,536     195,298,438







                                               $ 250,934,599   $ 253,260,549




ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
----------------------------------------------------------------------------------------------------------------------

                                            1996             1995            1994

NET SALES                               $165,737,685     $104,874,417    $73,382,287
COST OF GOODS SOLD                       128,610,449       74,953,378     49,927,857
                                       -------------     ------------   ----------

        Gross profit                      37,127,236       29,921,039     23,454,430

OPERATING EXPENSES:

  Selling and marketing expenses          28,298,033       18,234,438     14,099,819

  General and administrative expenses     13,902,758        9,503,179      7,396,187

  Amortization of intangibles              4,289,850        2,411,090      1,504,785

  Research and development                 2,172,910        1,126,873      1,246,076

  Restructuring Charge                     4,410,536                         140,000

  Costs associated with merger             3,371,546

        Total operating expenses          56,445,633       31,275,580     24,386,867
                                        ------------     ------------   ----------

LOSS FROM OPERATIONS                     (19,318,397)      (1,354,541)      (932,437)

INTEREST INCOME                            1,708,766        3,212,838      1,356,043

INTEREST EXPENSE                          (2,990,147)      (1,378,621)      (694,092)

LOSS ON SALE OF INVESTMENTS                                                 (613,595)

LOSS FROM JOINT VENTURE                      (34,246)         (43,810)

LOSS BEFORE INCOME TAX PROVISION
(BENEFIT), EXTRAORDINARY ITEM,
AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                  (20,634,024)          435,866      (884,081)

INCOME TAX PROVISION (BENEFIT)              (639,120)          979,615       454,616
                                          ----------         ---------      -------

LOSS BEFORE EXTRAORDINARY ITEM
AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                   (19,994,904)        (543,749)    (1,338,697)

EXTRAORDINARY ITEM - Loss from
  refinancing of credit facilities,
  net of tax benefit of $332,041             (457,465)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                                           56,719

NET LOSS                                 $ (20,452,369)        (543,749)    (1,281,978)
                                         =============       ==========   ===========

LOSS PER COMMON SHARE:
  Loss before extraordinary item
  and cumulative effect of change in
  accounting principle                   $       (0.52)   $       (0.02)   $     (0.05)
  Extraordinary item                             (0.01)
  Cumulative effect of change
    in accounting principle                          -                -              -
                                              --------         --------       --------

NET LOSS                                 $       (0.53)    $      (0.02)    $    (0.05)
                                                =======          =======         ======

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                        38,762,750       33,704,310     27,029,761
                                           ============     ============     ==========

  See notes to consolidated financial statements.

----------------------------------------------------
ISOLYSER COMPANY, INC. AND SUBSIDIARIES
----------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------


                               COMMON STOCK ISSUED  ADDITIONAL RETAINED                LOSS ON
                               --------------------- PAID-IN    EARNINGS  TRANSLATION SHORT-TERM  ESOP      TREASURY
                                 SHARES     AMOUNT   CAPITAL   (DEFICIT)   ADJUSTMENT  INVESTMENT SHARES     SHARES          EQUITY

BALANCE - December 31, 1993   21,494,980     21,495 30,505,371  $ 411,449   $   (66)             $(540,000)             $30,398,249

  Issuance of common stock
    to acquire business            9,264          9     69,471                                                               69,480
  Issuance of common stock
    at $9 per share for
    cash in conjunction
    with the Company's
    initial public offering
   (net of transaction costs
    of $5,893,678)             7,170,000      7,170  58,629,152                                                          58,636,322
  Reclassification of
    redeemable common shares
    to common shares           3,000,000      3,000 22,497,000                                                           22,500,000
  Exercise of stock options
    and warrants                 209,822        210    213,115                                                              213,325
  Contribution of 16,500
   shares to ESOP                 16,500         17     59,983                                                               60,000
  Release of 16,500
    shares reserved for ESOP                            (8,750)                                     60,000                   51,250
  Tax benefits related
    to stock options                                    23,765                                                               23,765
  Currency translation loss                                                  (8,519)                                         (8,519)
  Unrealized loss on
    short-term investments                                                               $(56,719)                          (56,719)
  Change in unrealized loss
                                                                                           56,719                            56,719
  Net loss
                                                                 (1,281,978)                                             (1,281,978)


BALANCE - December 31, 1994    31,900,566 31,901   111,989,107     (870,529)  (8,585)         -    (480,000)            110,661,894
  Issuance of common stock
    to acquire businesses         528,292    528     8,925,458                                                            8,925,986
  Issuance of common stock
  at $14.50 per share for
  cash in conjunction with
  the Company's secondary
  public offering
    (net of transaction
     costs of $5,288,360)       5,492,970   5,493   74,354,213                                                           74,359,706

  Reclassification of
    redeemable common shares
    to common shares              495,930     496    3,718,979                                                            3,719,475

  Exercise of stock
    options and warrants          318,348     318    1,224,595                                                            1,224,913
  Purchase and retirement
    of common stock              (383,457)   (383)  (1,281,476)                                                          (1,281,859)
  Release of 16,500 shares
   reserved for ESOP                                    11,125                                     60,000                   71,125
  Tax benefits related
   to stock options                                     665,971                                                             665,971
  Currency translation loss                                                     (33,759)                                    (33,759)
  Purchase of 329,502
   treasury shares                                                                                        $(2,471,265)   (2,471,265)
  Net loss                                                            (543,749)                                            (543,749)


BALANCE - December 31, 1995     38,352,649 38,353   199,607,972     (1,414,278) (42,344)      -  (420,000) (2,471,265)  195,298,438
  Microtek net income for
   December, 1995                                                       26,720                                               26,720
  Exercise of stock
    options and warrants           989,183    989     3,118,021                                                           3,119,010
  Issuance of 9,985 shares
    of common stock from
    treasury pursuant to ESPP                            43,860                                                74,685       118,545
  Vesting of performance
   stock options                                        500,000                                                             500,000
  Release of 16,500
   shares reserved for ESOP                              76,125                                      60,000                 136,125
  Currency translation gain
                                                                                 57,067                                      57,067
  Net loss
                                                                   (20,452,369)                                         (20,452,369)

BALANCE - December 31, 1996     39,341,832 $39,342  $203,345,978  $(21,839,927) $14,723     $  -  $(360,000)$(2,396,580)$178,803,536


See notes to consolidated financial statements.



ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
----------------------------------------------------------------------------------------------------------------------


                                                                     1996               1995              1994

OPERATING ACTIVITIES:
  Net loss                                                     $(20,452,369)         $(543,749)       $(1,281,978)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    Microtek net income for December 1995                            26,720
    Depreciation                                                  6,552,416           2,552,817         1,286,138
    Amortization                                                  4,289,850           2,336,383         1,504,330
    Provision for doubtful accounts                                 145,092              82,832            12,970
    Provision for obsolete and slow moving inventory              9,479,426             372,611           195,356
    Tax benefits relating to stock options                                              665,971            23,765
    Loss on sale of investments                                                                           613,595
    Loss on disposal of property and equipment                      207,252              25,646             1,783
    Translation gain (loss)                                          57,067             (33,759)           (8,519)
    Impairment loss                                               2,169,934
    Losses from joint ventures                                       34,426             44,236
    Compensation expense related to ESOP                            136,125             71,125            111,250
    Compensation expense related to vesting
      of variable options                                           500,000
    Cumulative effect of change in
      accounting principle                                                                                (56,719)
    Changes in assets and liabilities, net of effects
      from purchased businesses:
      Accounts receivable                                        (4,128,080)          (296,003)         (861,560)
      Inventories                                               (25,708,431)       (16,995,068)         (915,929)
      Prepaid inventories                                           245,116           (819,476)         (358,424)
      Prepaid expenses and other assets                          (1,305,973)          (447,744)         (542,215)
      Deferred income taxes                                      (1,357,482)          (794,346)          111,424
      Other assets                                                 (185,977)        (1,425,325)         (458,483)
      Accounts payable                                           (5,531,890)          8,244,677         (601,294)
      Accrued compensation                                         (434,562)           (48,457)           158,912
      Other liabilities                                              (3,528)           (96,387)           347,023
      Other accrued liabilities                                   1,597,373           (366,141)           481,801
                                                                     -----------         ----------         -------

            Net cash used in operating activities               (33,667,495)        (7,470,157)          (236,774)
                                                                   -------------       ------------        ---------

INVESTING ACTIVITIES:
  Purchase of and deposits for property and equipment           (19,081,793)       (46,494,427)       (7,846,422)
  Purchase of businesses, net of cash acquired                   (5,873,503)       (33,455,465)         (861,055)
  Proceeds from the sale of property and equipment                                     125,703            16,037
  Purchase of short-term investments                                                                 (28,436,168)
  Sale of short-term investments                                                                      47,920,660
  Investment in joint venture                                                                             (1,613)
  Proceeds from disposition of joint venture                                           298,248

     Net cash provided by (used in) investing
        activities                                              (24,955,296)       (79,525,941)       10,791,439
                                                                   -------------      -------------      ----------


                                                                                                      (Continued)




ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
-------------------------------------------------------------------------------------------------------------------------


                                                                        1996              1995               1994

FINANCING ACTIVITIES:
  Borrowings under line of credit agreements                         $74,943,720       $18,527,411        $33,561,933
  Repayments under line of credit agreements                         (52,264,517)      (33,388,630)       (32,182,677)
  Increase (decrease) in bank overdraft                                1,429,174           728,837          (421,998)
  Proceeds from notes payable                                         13,844,872        18,177,688          1,335,065
  Repayment of notes payable                                         (16,461,380)       (6,075,497)        (1,350,725)
  Proceeds from issuance of common stock                                                79,648,066         64,530,000
  Direct costs related to issuance of common stock                                      (5,288,360)        (5,829,586)
  Purchase of treasury stock                                                            (3,753,124)
  Issuance of treasury stock                                             118,545
  Proceeds from exercise of stock options and warrants                 3,119,010         1,224,913            213,325
                                                                     -----------       -----------            -------

            Net cash provided by financing activities                 24,729,424        69,801,304         59,855,337
                                                                    ------------      ------------         ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                   (33,893,367)      (17,194,794)         70,410,002

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                   54,818,852        72,013,646           1,603,644
                                                                    ------------      ------------           ---------

  End of year                                                        $20,925,485       $54,818,852         $72,013,646
                                                                    ============      ============          ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest (net of interest capitalized)                           $ 2,797,865        $1,350,731           $675,350
                                                                     ===========       ===========            =======
    Income taxes                                                     $ 1,922,656        $1,302,386           $775,449
                                                                     ===========       ===========            =======

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Liabilities assumed in conjunction with the purchase
     of businesses                                                                     $30,214,399

  Equipment acquired through capital leases                          $ 1,008,503


See notes to consolidated financial statements.

                                                                                                        (Concluded)


ISOLYSER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1996 AND 1995 AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------------


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Isolyser Company, Inc. and subsidiaries (the "Company") develop, manufacture, and market proprietary and other products and services for patient care, occupational safety, and management of potentially infectious and hazardous waste primarily for the domestic health care market. The Company's products provide an umbrella of protection from potentially infectious and hazardous waste for patients, staff, the public, and the environment by facilitating the safe and cost-effective disposal of such waste at the Point-of-Generation(TM). The Company markets its products to hospitals and other end users through distributors and directly through its own sales force.

      The Company's future performance will depend to a substantial degree upon its ability to successfully market its patented OREX Degradables (TM) products ("OREX") in commercial quantities. The Company's sales of OREX products were $7,079,000 for the year ended December 31, 1996.

      Consolidation Policy - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Revenue Recognition - Revenues from the sale of the Company's products are recognized at the time of shipment. The Company generally only accepts product returns for damaged products. Actual returns have not been significant.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Inventories - Inventories are stated at the lower of cost or market. The first-in first-out ("FIFO") valuation method is used to determine the cost of inventories except for the inventories held by the Company's subsidiary, White Knight Healthcare, Inc. ("White Knight"). White Knight uses the last-in first-out ("LIFO") inventory valuation method. Cost includes material, labor, and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are stated net of an allowance for obsolete and slow-moving inventory.

      Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight-line method over the estimated useful lives of the related assets. During 1996 and 1995, the Company capitalized as part of property and equipment $220,000 and $920,000 of interest, respectively.

      Intangible Assets - Intangible assets consist primarily of goodwill, customer lists, and noncompete agreements. Goodwill represents the excess of the cost of acquired businesses over the fair value of net identifiable assets acquired and is amortized using the straight-line method over 10 to 40 years. Customer lists and noncompete agreements are amortized using the straight-line method over three to seven years.

      Joint Venture - Investment in the joint venture is accounted for using the equity method of accounting. The joint venture investment represents a 50% ownership interests in a mobile waste treatment operation.

      Research and Development Costs - Research and development costs are charged to expense as incurred.

      Cash Equivalents - Cash equivalents are short-term, highly liquid investments with original maturities of three months or less consisting entirely of U.S. government securities or government backed securities. These investments are classified in accordance with Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," as available for sale securities and are stated at cost which approximates market.

      Short-Term Investments - Effective January 1, 1994, the Company adopted SFAS 115. The Statement addresses the accounting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company classified its existing short-term investment securities as available-for-sale securities which, under the Statement, are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. The cumulative effect of this change in accounting principle was to increase 1994 income by $56,719.

      Income Taxes - Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized (Note 6).

      Foreign Currency Translation - The assets and liabilities of the Company's United Kingdom and Mexican subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates. As the Mexican subsidiaries' operations are an extension of the Company's operations, the U.S. dollar is considered to be the functional currency and any exchange gains or losses are included in net income. The effect of foreign currency transactions was not material to the Company's results of operations for the years ended December 31, 1995 and 1996.

      Newly Issued Accounting Standards - In March 1995, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of," was issued. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Long-lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS 121 effective January 1, 1996. The adoption of SFAS 121 had no effect on the Company's financial position or results of operations.

      In October 1995, SFAS 123, "Accounting for Stock-Based Compensation," was issued. The adoption of the new recognition provisions for stock-based compensation expense included in SFAS 123 is optional; however, the pro forma effects on net income had the new recognition provisions been elected is required in financial statements (Note 9). The Company will continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in its accounting for employee stock options; therefore, there was no impact on the Company's financial position and results of operations.

      In February 1997, SFAS 128, "Earnings Per Share," was issued. This Statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion 15, "Earnings Per Share," ("APB 15") by replacing the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company intends to adopt this Statement in 1997.

2.    ACQUISITIONS

      On August 30, 1996, the Company merged with Microtek Medical, Inc. ("Microtek"), a manufacturer and marketer of a broad range of medical and surgical supplies, and, in connection therewith, issued 7,722,965 shares of common stock for all of Microtek's outstanding common stock. Costs related to the merger of $3,372,000 were charged to expense primarily in the third quarter of fiscal 1996. The merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the results of Microtek for all periods presented. In conjunction with the merger, certain stock options issued to officers of Microtek became fully vested, and, accordingly, $500,000 of compensation expense related to this vesting was recognized as additional paid-in capital. Combined and separate results of the Company and Microtek for the periods prior to the merger are as follows:


                                                           ISOLYSER    MICROTEK      ELIMINATIONS   COMBINED

NINE MONTHS ENDED SEPTEMBER 30, 1996
Net sales                                                    93,886      30,516        (804)         123,598
Extraordinary item                                             (292)       (283)                        (575)
Net income (loss)                                            (6,406)          2                       (6,404)

YEAR ENDED DECEMBER 31, 1995
  (MICROTEK AS OF NOVEMBER 30, 1995)
Net sales                                                    75,414      30,059        (599)         104,874
Net income (loss)                                            (2,851)      2,307                         (544)

YEAR ENDED DECEMBER 31, 1994
  (MICROTEK AS OF NOVEMBER 30, 1995)
Net sales                                                    46,624      26,894        (136)          73,382
Net income (loss)                                            (1,862)        580                       (1,282)



      Note : All eliminations are related to intercompany sales and purchases.

      In connection with the merger, Microtek changed its fiscal year-end from November 30 to December 31, which conforms to Isolyser's fiscal year-end.
      Microtek's separate results for fiscal 1996 have been restated to a December 31 year-end. Microtek's separate results of operations for the month of December 1995, therefore, are not reflected in the consolidated statement of operations. The following is a condensed statement of income for Microtek for the month of December 1995 (in thousands):

Net sales                                                              $  2,701
Cost of goods sold                                                        1,423

    Gross profit                                                          1,278

Operating expenses                                                          939

    Income from operations                                                  339

Interest expense                                                            105

    Income before income tax provision                                      234

Income tax provision                                                        207

    Net income                                                        $      27


      The consolidated financial statements for all periods prior to 1996 have not been restated for the change in fiscal years. They include the Company's result of operations on a December 31 fiscal year basis, and Microtek's on a November 30 fiscal year basis.

      On April 28, 1996, the Company acquired substantially all of the assets of Venodyne, a manufacturer and marketer of medical products for $4,000,000 in cash financed by Microtek's credit facility, a $1,750,000 note payable (Note 4), and additional consideration not to exceed $1,000,000, based on sales of certain of Venodynes' products through April 1999. Through December 31, 1996, $124,000 in additional consideration has been paid. Goodwill arising from this acquisition is being amortized using the straight-line method over 25 years.

      On May 31, 1995, the Company acquired SafeWaste Corporation ("SafeWaste"), a mobile waste management company, for $3,105,000, consisting of $1,179,000 in cash and 169,318 shares of common stock valued at $1,926,000. Goodwill arising from this acquisition is being amortized using the straight-line method over ten years.

      On June 27, 1995, the Company acquired the infection control drape line of Xomed, Inc. ("Xomed"), in exchange for the assets of the Company's otology product line, $1,316,000 in cash financed by Microtek's credit facility and $1,314,000 in notes payable (Note 4). Goodwill arising from the acquisition is being amortized using the straight-line method over 25 years.

      Effective September 1, 1995, the Company acquired White Knight, a manufacturer, packager, and distributor of medical supplies for $30,888,000, including $1,388,000 in expenses, consisting of $23,889,000 in cash and 359,000 shares of common stock valued at $6,994,000. In conjunction with the purchase, the Company allocated $4,124,000 to a customer list and $22,355,000 to goodwill, which are being amortized using the straight-line method over 7 and 20 years, respectively.

      On November 30, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Medi-Plast International, Inc., ("Mediplast"), a manufacturer and marketer of medical supplies for $11,119,000 consisting of $7,519,000 in cash financed by the Company's credit facility and a $3,600,000 note payable (Note 4). Goodwill arising from the acquisition is being amortized using the straight-line method over 25 years.

      These  acquisitions  have been accounted for using the purchase  method of
      accounting.   The  consolidated   statements  of  operations  include  the
      operations of the businesses since their respective acquisition dates.

      The following unaudited pro forma information for 1996 and 1995 gives effect to these acquisitions as if they had occurred on January 1, 1995:


                                                       1996                 1995

Net sales                                    $  166,492,000       $  147,783,000
Net loss                                        (20,697,000)          (1,071,000)
Net loss per share                                    (0.53)               (0.03)

      The pro forma consolidated information is not necessarily indicative of the results that would have been reported had such acquisitions occurred on such dates, nor is it indicative of the Company's future operations.

3.    INVENTORIES

      Inventories are summarized by major classification at December 31, 1996 and 1995 as follows:

                                                        1996               1995

Raw materials                                  $  20,936,000      $  20,145,000
Work-in-process                                   23,267,000          8,143,000
Finished goods                                    29,346,000         18,409,000
                                                ------------   ----------------
                                                  73,549,000         46,697,000
Less reserves for:
  Slow moving and obsolete inventory              10,041,000            613,000
  LIFO inventory                                     684,000              7,000
                                               $  62,824,000      $  46,077,000
                                             ===============      =============


      At December 31, 1996 and 1995, LIFO inventories approximated $28,324,000 and $13,675,000, respectively.

      The Company currently obtains most of the raw materials for its OREX degradable products from suppliers in the People's Republic of China. The Company does not have any long-term supply contracts or other formal contractual arrangements with any of its OREX raw materials suppliers. While OREX raw materials are currently available from other domestic and foreign independent manufacturers, there can be no assurance that the Company will continue to be able to obtain these raw materials on a commercially reasonable basis.

      At December 31, 1996, inventory includes approximately $34,716,199 of OREX, of which $10,693,726 represents raw materials. Additionally, at December 31, 1996, the Company had commitments to purchase $3,374,000 of OREX raw materials.

4.    LONG-TERM DEBT

      In conjunction with the August 30, 1996 Microtek merger, the Company replaced its existing $24,500,000 Isolyser credit agreement and $17,000,000 Microtek credit agreement with a $55,000,000 credit agreement (the "Credit Agreement") between the Company and a bank, consisting of a $40,000,000 revolving credit facility through August 31, 1999 and a $15,000,000 term loan facility. In conjunction with this replacement, the Company recorded an extraordinary loss of $457,000, net of a tax benefit of $332,000 relating to the extinguishment of the former credit agreements.

      Borrowings under the revolving credit facility are based on the lesser of a percentage of eligible accounts receivable and inventory or $40,000,000 less any outstanding letters of credit issued under the Credit Agreement. Current additional borrowing availability under the facility at December 31, 1996 was $8,646,000. Revolving credit borrowings bear interest, at the Company's option, at either the Alternate Base Rate, as defined or LIBOR plus 1 1/2% (7.09% at December 31, 1996). Outstanding borrowings under the revolving credit facility were $28,447,000 and $5,879,000 at December 31, 1996 and 1995, respectively.

      Commencing on December 31, 1996, the term loan facility is repayable in quarterly principal payments of $500,000 through September 1998 and $750,000 through June 2001, with any remaining indebtedness due on August 31, 2001. The term loans bear interest, at the Company's option, at either the Alternate Base Rate plus 1/2% or LIBOR plus 2%. Outstanding borrowings under the term loan facility were $14,500,000 and $17,000,000 at December 31, 1996 and 1995, respectively.

      The Credit Agreement provides for the issuance of up to $3,000,000 in letters of credit. Outstanding letters of credit at December 31, 1996 were $50,000.

      The Credit Agreement provides for a fee of .25% per annum on the unused commitment, an annual collateral monitoring fee of $50,000, and an outstanding letter of credit fee of up to 2% per annum. The Company is also subject to prepayment penalties through the third year of the Credit Agreement equal to 1% of the amount of the aggregate commitment terminated or reduced, as defined.

      Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, property and equipment, and general intangibles, as defined and are guaranteed by the Company. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and net income, and limitations on acquisitions, dispositions, capital expenditures, and additional indebtedness. The Company also is not permitted to pay any dividends.

      At December 31, 1996, the Company was not in compliance with the net income and leverage covenants. These existing covenant violations were waived by the bank on March 28, 1997. In connection with the waiver of these covenant violations, the Bank and the Company amended the Credit Agreement to revise certain covenants including certain of the financial ratios and the net income and capital expenditures covenants
      and added a net worth  covenant.   Such  amendment also provides for the
      addition of certain of the Company's property as collateral for the credit facility and revises the interest rate under the Credit Agreement. The revised interest rate varies depending on the Company's ratio of long-term debt as compared to funds generated from operations. The rate options will vary between the rate options currently in effect as described above and such rates plus 0.75%.

      As a result of the Microtek merger, the Company is also obligated under certain other long-term notes payable, relating primarily to Microtek acquisitions, which aggregated $5,238,000 and $5,278,000 at December 31, 1996 and 1995, respectively. These obligations bear interest at rates ranging from 6.09% to 9.5% and mature through November 2000. Two of the acquisition notes payable aggregating $4,638,000 at December 31, 1996 are subordinated to the Credit Agreement.

      As a result of the White Knight acquisition, the Company is also obligated under certain other long-term notes payable and capital leases which aggregated approximately $1,906,000 and $2,387,000 at December 31, 1996 and 1995, respectively. These obligations bear interest at rates ranging from 6.06% to 13.25% and mature through August 2003.

      The Company has a $250,000 overdraft protection credit facility with another bank which was unused at December 31, 1996.

      During 1996, the Company acquired certain equipment under capital leases aggregating $822,000 at December 31, 1996.

      At December 31, 1996, aggregate maturities of long-term debt, including amounts due under capital leases, are summarized below:

      1997                                                        $    4,497,000
      1998                                                             3,925,000
      1999                                                            32,899,000
      2000                                                             5,509,000
      2001                                                             4,312,000
      Thereafter                                                         383,000
                                                                   $  51,525,000


      The carrying value of long-term debt at December 31, 1996 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar provisions provided for in the existing debt agreements.

5.    LEASES

      The Company leases office, manufacturing and warehouse space, and equipment under operating lease agreements expiring through 2004. Rent expense was $2,549,000, $1,728,000, and $1,239,000 in 1996, 1995, and
      1994, respectively. At December 31, 1996, minimum future rental payments under these leases are as follows:

                                                                       OPERATING
      YEAR                                                                LEASES

      1997                                                        $    2,052,000
      1998                                                             1,680,000
      1999                                                             1,628,000
      2000                                                             1,586,000
      2001                                                             1,537,000
      Thereafter                                                      14,066,000

      Total minimum payments                                       $  22,549,000
                                                                   =============



      The  Company   may,  at  its  option,   extend   certain  of  its  office,
      manufacturing, and warehouse facilities lease terms through various dates.

6.    INCOME TAXES

      The income tax provision (benefit) is summarized as follows:

                                       1996             1995           1994

    Current:
      Federal                     $  349,000        $  852,000      $249,000
      State                           67,000           140,000        49,000
      Foreign                        179,000           380,000        57,000
                                   ---------         ---------        ------
                                     595,000         1,372,000       355,000
    Deferred:
      Federal                     (1,039,000)       (1,483,000)       69,000
      State                         (195,000)          (68,000)        7,000
                                   ----------         ---------         -----
                                  (1,234,000)       (1,551,000)       76,000

     Tax expense  resulting
     from allocating employee
     stock option tax benefits
     to additional paid-in capital                      666,000       24,000

     Tax expense  resulting from
     allocating  certain tax
     benefits to reduce goodwill,
     including  $252,000 of
     previously  unrecognized tax
     benefits at December 31, 1994                      493,000

                                    (639,000)           980,000       455,000
     Income tax benefit related
       to extraordinary item        (332,000)
                                  ----------         ----------       -------
      Total income tax
      provision (benefit)         $ (971,000)         $ 980,000      $455,000
                                  ==========          =========       =======


      During 1995 and 1994, the Company recognized $666,000 and $24,000, respectively, in income tax benefits associated with the exercise of employee stock options. Of the benefit recognized in 1995, $125,000 related to compensation expense deductions generated during 1994. These income tax benefits were recorded in the accompanying consolidated financial statements as additional paid-in capital.

      In connection with the recording of the acquisition of White Knight, the Company recognized $377,000 in previously unrecognized deferred tax assets at December 31, 1994 through a reduction of goodwill or through an increase in additional paid-in capital.

      The income tax provision (benefit) allocated to continuing operations using the federal statutory tax rate differs from the actual income tax provision (benefit) as follows:


                                                  DECEMBER 31,
                                  ---------------------------------------------------------------------
                                                1996                    1995                1994
                                  =====================================================================
      Federal statutory rate            $(7,016,000)   $(34)%  $  148,000    34%   (299,000)      (34)%

      State income taxes                                           86,000    20      45,000         5
      Items not deductible for tax
        purposes, primarily
        goodwill and merger
        costs                             2,881,000      14       504,000   116     302,000        35
      Tax benefit allocated to
        reduce goodwill                                           242,000    56
      Other, net                            124,000       1
      Valuation allowance                 3,372,000      16                         407,000        47
                                        -----------     ----     ---------  ----    -------       ---
                                        $  (639,000)     (3)%    $980,000   226%   $455,000        53%
                                         ===========     ====    =========  ====   ========       ===


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      The following items comprise the Company's deferred taxes at December 31, 1996 and 1995:

                                                         1996               1995

Deferred income tax assets (liabilities):
  Allowance for doubtful accounts              $      585,000     $      438,000
  Inventory                                         4,727,000            500,000
  Operating loss carryforward                                          1,484,000
  Accrued compensation                                324,000            579,000
  Credit carryforward                                                    101,000
  Other                                               156,000            (13,000)
  Valuation allowance                              (5,792,000)          (488,000)
                                                   ----------        -----------
      Net deferred income tax assets - current              -          2,601,000

  Operating loss carryforward                       3,143,000
  Capital loss carryforward                           230,000            230,000
  Intangible assets                                (1,000,000)        (1,473,000)
  Property and equipment                           (2,554,000)        (2,513,000)
  Credit carryforward                                 157,000
  Other                                                24,000           (143,000)
  Valuation allowance                                                    (60,000)
                                               ---------------    --------------
      Net deferred income tax
        liabilities - noncurrent                             -        (3,959,000)
                                               ---------------    --------------

      Net deferred income tax
        assets (liabilities)                       $               $  (1,358,000)
                                               ===============    ==============


      Gross deferred  income tax assets and liabilities  equaled  $9,346,000 and
      $3,554,000,   respectively,  at  December  31,  1996  and  $3,332,000  and
      $4,142,000, respectively, at December 31, 1995.

      During 1994, the Company established a valuation allowance of $644,000 with respect to deferred tax assets. Remaining net deferred tax assets at December 31, 1994 of $354,000 were recoverable through the carryback of such deductible temporary differences to taxable income in prior years. During 1995, the Company reduced the valuation allowance by $96,000 to $548,000. During 1996, the Company increased the valuation allowance by $5,244,000 to $5,792,000.

      At December 31, 1996, the Company had a net operating loss of $8,279,000 which, if not utilized, expires through 2011. $3,385,000 of the loss relates to compensation cost deductions associated with the exercise of employee stock options. The tax benefit relating to these deductions will, when realized, be recorded as additional paid in capital.

7.    COMMITMENTS AND CONTINGENCIES

      The  following   items   comprise  the  Company's   outstanding   purchase
      commitments at December 31, 1996:

      OREX degradable inventory                                     $  3,374,000
      Equipment for Abbeville,
        South Carolina manufacturing plant                               147,000
      Equipment for Arden,
        North Carolina manufacturing plant                                65,000
      Other equipment                                                    109,000
                                                                     ===========
                                                                    $  3,695,000


      A complaint was filed against the Company, as well as its President and Chief Financial Officer on December 13, 1995 on behalf of Peter Salit in the United States District Court for the Northern District of Georgia. In the complaint, the plaintiff sought class certification and damages related to certain alleged wrongful disclosures and omissions in various of the Company's filings with the Securities and Exchange Commission, including allegations that certain OREX Degradables do not dissolve as represented and cannot be manufactured as represented. On September 25, 1996, a judgment was entered by the District Court dismissing the complaint with prejudice.

      On March 22, 1995, the Internal Revenue Service ("IRS") issued a report proposing certain adjustments to White Knight's income tax return for 1992 which approximated $864,000 in federal taxes without penalties and interest. During 1996, the Company reached a settlement with the IRS under which White Knight paid $229,843 in federal taxes and $75,415 in related interest. All taxes and interest ensuing from this settlement are the subject matter of provisions indemnifying the Company negotiated between the Company and the sellers of White Knight as a part of the White Knight acquisition. Such indemnification provisions provide that all payments in the way of indemnities (including, without limitation, indemnification payments for such taxes and interest) are subject to an aggregate deductible amount of $250,000.

      The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company's financial position or results of operations.

      The Company's SafeWaste subsidiary is a co-guarantor for a $303,000 capital lease obligation of Safewaste's joint venture, Safe Horizon.

8.    REDEEMABLE COMMON STOCK

      In connection with the sale of 3,000,000 shares of common stock at $7.50 per share in April 1993, the Company issued warrants to purchase 600,000 of its common shares at $7.50 per share. These warrants expired unexercised in March 1995. The share purchaser also had an option to require the Company to repurchase the common shares at $7.50 per share which, in accordance with the purchase agreement, expired concurrent with the Company's October 20, 1994 initial public offering of common stock. Accordingly, on October 20, 1994, the carrying value of these shares was reclassified as a component of shareholders' equity.

      In connection with the December 31, 1993 acquisition of MedSurg and Creative Research, the Company issued 991,860 shares of common stock at $7.50 per share to Medinvest. In accordance with the terms of the acquisition agreement, Medinvest had the option to require the Company to repurchase up to 50% of the common shares, 495,930 shares, at $7.50 per share exercisable between January 2, 1995 and March 31, 1995.

      On January 24, 1995, the Company received notice from Medinvest of its election to require the Company to repurchase 267,006 of the redeemable common shares at $7.50 per share. The closing of this redemption took place on February 24, 1995. On April 28, 1995, an additional 62,496 shares were repurchased for $468,720, pursuant to a March 30, 1995 final redemption election from Medinvest. The carrying value of the remaining 166,428 unredeemed shares was reclassified as a component of shareholders' equity.

9.    SHAREHOLDERS' EQUITY

      Preferred Stock - On April 24, 1994, the Company authorized for future issuance in one or more series or classes 10,000,00 shares of no par value preferred stock. On December 19, 1996, the Company allocated 500,000 of the authorized shares to a series of stock designated as Participating Preferred Stock.

      Common Stock and Warrants - In November 1995, the Company completed a secondary public offering of 5,492,970 shares of its $.001 par value common stock at $14.50 per share for proceeds of $74,359,706, net of transaction costs of $5,288,360. A portion of the proceeds of this offering was used to repay all of Isolyser's revolving credit borrowings. Had this repayment been made on January 1, 1995, net income per share would have been $0.

      On August 31, 1995, the Company's Board of Directors approved a 2-for-1 stock split effected in the form of a 100% stock dividend to shareholders of record on September 15, 1995. All share and per share data have been adjusted to give retroactive effect to this stock split.

      In November 1994, the Company completed an initial public offering of 7,170,000 shares of its $.001 par value common stock at $9 per share for proceeds of $58,636,322, net of transaction costs of $5,893,678.

      In connection with the sale of 1,255,600 shares of common stock at $3 per share in 1991, the Company issued currently exercisable warrants to purchase, in whole or in part, 83,708 of its common shares at $3 per share, subject to adjustment to prevent dilution. In September 1995, warrants to purchase 41,854 shares of common stock were exercised. On March 7, 1996, the remaining warrants were exercised.

      Stock Options - On April 28, 1992, the Company adopted the Stock Option Plan (the "Plan") which, as amended, authorizes the issuance of up to 4,800,000 shares of common stock to certain employees, consultants, and directors of the Company under incentive and/or nonqualified options and/or alternate rights. An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company's common stock from the alternate right grant date to the exercise date. The Plan Committee may grant alternate rights in tandem with an option, but the grantee must exercise either the right or the option. Options and/or rights under the Plan may be granted through April 27, 2002 at prices not less than 100% of the market value at the date of grant. Options and/or rights become exercisable based upon a vesting schedule determined by the Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the Plan Committee. Through December 31, 1996, no alternate rights had been issued.

      The Company has also granted nonqualified stock options to certain employees, nonemployees, consultants, and directors to purchase shares of the Company's common stock outside of the Plan. Options granted expire in various amounts through 2001.

      In April 1995, the Company adopted a Director Stock Option Plan, which authorizes the issuance of up to 30,000 shares of common stock. At December 31, 1996, currently exercisable options for 8,000 shares were outstanding under this plan.

      A summary of option activity during the three years ended December 31, 1996 is as follows:

                                                                        WEIGHTED
                                                                         AVERAGE
                                                     SHARES             EXERCISE
                                                                           PRICE

      Outstanding - December 31, 1993               2,604,783            $  2.65
        Granted                                     1,259,600               7.80
        Exercised                                    (259,322)              0.98
        Canceled                                      (51,080)              3.07
                                                     ---------

     Outstanding - December 31, 1994                3,553,981               4.59
        Granted                                       751,613              10.30
        Exercised                                    (233,663)              4.94
        Canceled                                      (38,932)              8.39
                                                     ---------

    Outstanding - December 31, 1995                 4,032,999               5.60
       Granted                                      1,875,016               7.95
       Exercised                                     (983,165)              3.19
       Canceled                                    (1,111,819)             11.50
                                                  ------------

   Outstanding - December 31, 1996                  3,813,031               5.65
                                                  ============

      The  following  table   summarizes   information   pertaining  to  options
      outstanding and exercisable at December 31, 1996:


                                                    WEIGHTED
                                                   AVERAGE       WEIGHTED
                                                    REMAINING     AVERAGE                           AVERAGE
         RANGE OF                  NUMBER          CONTRACTUAL   EXERCISE          NUMBER          EXERCISE
     EXERCISE PRICES            OUTSTANDING       LIFE (YEARS)     PRICE         EXERCISABLE         PRICE

      $.83 to $3.79              1,304,281           3.6            2.52          1,304,281           2.52

      $4.64 to $9.00             2,421,917           3.1            7.03          1,325,320           6.94

     $13.13 to $18.00               86,833           4.0           14.40              6,833          13.87


      The fair value of options granted in 1996 and 1995 were $6.93 and $8.94, respectively, using the Black Sholes option pricing model with the following assumptions:

                                                              1996          1995
      Dividend yield                                          0.00%        0.00%
      Expected volatility                                    53.90%       53.00%
      Risk free interest rate                                 6.03%        6.06%
      Forfeiture rate                                         3.00%        3.00%
      Expected life, in years                                  4.05        3.25


      In April  1995,  the  Company  adopted an  Employee  Stock  Purchase  Plan
      ("ESPP") which authorizes the issuance of up to 300,000 shares of common stock. Under the ESPP, eligible employees may contribute up to 10% of their compensation toward the purchase of common stock at each year-end. The employee purchase price is derived from a formula based on fair market value of the Company's common stock. At December 31, 1996 and 1995, 9,958 and 51,650 rights to purchase shares had been granted, respectively. Pro forma compensation costs associated with the rights granted under the ESPP is estimated based on fair market value.

      Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's pro forma net loss and net loss per share for 1996 and 1995 would have been as follows (in thousands, except per share amounts):
                                                        1996                1995

       Net loss                               $  (24,577,000)     $  (5,335,000)
                                             ================    ==============
       Net loss per share                              (0.63)             (0.16)
                                                      =======            ======


      At December 31, 1996 and 1995, shares reserved for future issuance upon the granting and/or exercise of stock options and warrants or the purchase of shares under the ESPP totaled 3,874,639 and 4,660,866 shares, respectively.

      Employee Stock Ownership Plan - Effective December 1, 1992, Microtek adopted an Employee Stock Ownership Plan ("ESOP") to which the Company has the option to contribute cash or shares of the Company's common stock. During 1993, the Company contributed 16,500 common shares to the ESOP. On November 29, 1993, the Company reserved an additional 148,500 common shares at $3.64 per share for issuance to the ESOP. As consideration for the 148,500 reserved shares, the ESOP issued a $540,000 purchase loan (the "ESOP Loan") to the Company, payable in equal annual installments of $79,000, including interest at 6% commencing November 29, 1994. 16,500 reserved shares have been released during each of 1996, 1995, and 1994, resulting in compensation expense of $136,000, $71,000, and $51,250, respectively. At December 31, 1996, 99,000 common shares with a market value of $693,000 remain unearned under the ESOP.

      The Company's contributions to the ESOP each plan year will be determined by the Board of Directors provided that for any year in which the ESOP Loan remains outstanding, the contributions by the Company may not be less than the amount needed to provide the ESOP with sufficient cash to pay installments under the ESOP Loan. The Company contributed $79,392 to the ESOP during each of 1996, 1995, and 1994.

      The unearned shares reserved for issuance under the ESOP are accounted for as a reduction of shareholder's equity. The ESOP Loan is not recorded in the accompanying financial statements.

      Shareholder Rights Plan - On December 19, 1996, the Company adopted a shareholder rights plan under which one common stock purchase right is presently attached to and trades with each outstanding share of the Company's common stock. The rights become exercisable and transferable apart from the common stock ten days after a person or group, without the Company's consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 15% or more of the Company's common stock or announces or commences a tender offer or exchange offer that could result in 15% ownership. Once exercisable, each right entitles the holder to purchase one one-hundredth of a share of Participating Preferred Stock at a price of $60.00 per one one-hundredth of a Preferred Share, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expire on December 31, 2006, and are redeemable at the discretion of the Board of Directors at $.001 per right.

      If a person acquires 15% ownership, except in an offer approved by the Company under the plan, then each right not owned by the acquiror or related parties will entitle its holder to purchase, at the right's exercise price, common stock or common stock equivalents have a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquiror obtains 15% ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquiror or related persons will entitle its holder to purchase, at the right's exercise price, shares of common stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price.

10.   RESTRUCTURING

      During 1996, the Company approved a plan to consolidate and or dispose of certain of its noncore businesses and to consolidate certain of its administrative functions and services (the "Restructuring"). As part of this Restructuring, the Company recorded the following charges:

       Write-down of intangible assets                           $ 2,623,000
       Employee severance                                          1,113,000
       Other                                                         675,000
                                                              ---------------
                                                                $  4,411,000


      In conjunction with the Restructuring, the Company recorded an impairment loss of $2,623,000 relating to valuation adjustments on certain intangible assets of the Company's noncore businesses to be sold. As a result of the Restructuring, certain long-lived assets, primarily equipment with a carrying value of $1,642,000 at December 31, 1996, are being held for sale. The Company expects to dispose of these noncore businesses and other assets in 1997. In accordance with SFAS 121, these assets should be recorded at the lower of their carrying value or their fair value less costs of disposal. The Company believes that the carrying value of these assets approximates the fair value less costs of disposal.

11.   SIGNIFICANT CUSTOMERS AND CERTAIN CONCENTRATIONS

      For the year ended December 31, 1996, approximately 17%, of the Company's sales were to one customer. Accounts receivable from this customer was $2,688,000 at December 31, 1996. For the year ended December 31, 1995, 21% and 11% of the Company's sales were to two customers. Accounts receivable from such customers were $2,450,000 and $2,411,000 at December 31, 1995. During the year ended December 31, 1994, 20%, 13%, and 10% of the Company's sales were to three customers. Accounts receivable from these customers at December 31, 1994 were $1,740,000, $1,011,000, and
      $1,071,000.

      Included in Company's consolidated balance sheet at December 31, 1996 are the net assets of the Company's manufacturing facilities located in the United Kingdom, Mexico, and the Dominican Republic, which total $6,006,000.

      At December 31, 1996, approximately 11% of the Company's labor force is covered under three collective bargaining agreements none of which expire within one year.

12.   RETIREMENT PLANS

      The Company maintains four 401(k) retirement plans covering employees who meet certain age and length of service requirements, as defined. The Company matches a portion of employee contributions to the plans. Vesting in the Company's matching contributions are based on years of continuous service. The Company contributed $140,391 and $102,203 to the plans during 1996 and 1995, respectively. Effective January 1, 1997, the Company merged the existing 401(k) plans into one master 401(k) plan.

13.   UNAUDITED QUARTERLY FINANCIAL INFORMATION
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               QUARTER
                                                     -----------------------------------------------------------
                                                           FIRST         SECOND         THIRD          FOURTH
       YEAR ENDED
       DECEMBER 31,

       1996

       Net sales                                         $  40,334     $  41,098      $  42,165      $  42,141
       Gross profit                                         11,694        12,918         10,429          2,085
       Loss before extraordinary item                          438           266         (6,532)       (14,166)
       Net income (loss)                                       438           266         (7,107)       (14,048)

       Net income (loss) per common share                     0.01          0.01          (0.18)         (0.37)

       1995

       Net sales                                         $  19,134     $  22,791       $  26,543      $  36,406
       Gross profit                                          5,529         7,198           7,360          9,834
       Net income (loss)                                       389           276          (1,090)          (118)

       Net income (loss) per common share                     0.01          0.01           (0.03)             -




ISOLYSER COMPANY, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------------------------------------------------------------------------

                                                                   CHARGED TO
                                       BALANCE AT    CHARGED TO       OTHER
                                        BEGINNING     COSTS AND     ACCOUNTS       DEDUCTIONS       BALANCE AT
DESCRIPTION                             OF PERIOD     EXPENSES      (NOTE 1)        (NOTE 2)       END OF PERIOD

YEAR ENDED DECEMBER 31, 1994:
Allowance for doubtful trade
  accounts receivable                   $ 441,605      $ 15,981 $      -           $(201,041)        $256,545
                                        =========      ======== ===============    ==========        ========

Reserve for obsolete and
  slow-moving inventories               $ 702,572      $195,356 $      -           $(203,868)        $694,060
                                        =========     ========= ===============    ==========        ========


YEAR ENDED DECEMBER 31, 1995:
Allowance for doubtful
  trade accounts receivable             $ 256,545      $ 82,832 $   836,210        $    -           $1,175,597
                                        =========      ======== ==============     ===========      ==========

Reserve for obsolete
  and slow-moving inventories           $ 694,060     $ 372,611 $      -           $(454,074)        $ 612,597
                                        =========     ========= ===============    ==========        =========


YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful trade
  accounts receivable                   $1,175,597    $  145,092 $   381,390      $(4,049,233)       $1,702,069
                                        ===========    =========  =============    ============      ==========

Reserve for obsolete
  and slow-moving inventories           $  612,597    $9,479,426 $     -           $  (51,180)      $10,040,843
                                        ===========   ========== ===============   ============     ============
                                                                       -


      Note 1: Represents allowance for doubtful accounts and reserves for slow-moving and obsolete inventories of acquired businesses at date of acquisition.

      Note 2: "Deductions" represent amounts written off during the period less recoveries of amounts previously written off.