Form 10-Q
period 1997-03-31
ISOLYSER CO INC /GA/
filed 1997-05-15
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997         Commission File No.  0-24866
                  --------------                              -------


                             ISOLYSER COMPANY, INC.
             (Exact name of Registrant as specified in its charter)


   Georgia                                                     58-1746149
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

                              650 Engineering Drive
                                 Technology Park
                             Norcross, Georgia 30092
                    (Address of principal executive offices)

                                 (770) 582-6363
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                               Outstanding at May 14, 1997

Common Stock, $.001 par value                           39,242,669

433441.1

                                     PART I

                              FINANCIAL INFORMATION



Item 1.        Financial Statements

                                               ISOLYSER COMPANY, INC.
                                        Condensed Consolidated Balance Sheets
                                                     (unaudited)

(in thousands)

Assets                                                                   March 31, 1997                  December 31, 1996
------                                                                   --------------                  -----------------
Current Assets:
     Cash and cash equivalents......................                          $18,147                            $20,925
     Accounts receivable, net.......................                           27,671                             27,691
     Inventories, net...............................                           64,750                             63,757
Prepaid expenses and other assets...................                            2,917                              2,629
                                                                         --------------                      -------------
     Total current assets...........................                          113,485                            115,002
                                                                         --------------                      -------------
Property, plant and equipment.......................                           89,446                             88,289
     Less accumulated depreciation..................                          (14,111)                           (12,279)
                                                                         --------------                      -------------
         Net property, plant and equipment..........                           75,335                             76,010
                                                                         --------------                      -------------
Assets held for sale................................                            1,642                              1,642
Intangibles and other assets, net...................                           57,225                             58,281
                                                                         --------------                      -------------

                                                                             $247,687                           $250,935
                                                                         ==============                      =============







433441.1
                                        2

                                               ISOLYSER COMPANY, INC.
                                        Condensed Consolidated Balance Sheets
                                                     (unaudited)




Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
    Current installments of long term debt..........                        $    4,323                        $    4,497
    Accounts payable................................                             9,336                            10,982
    Bank overdraft..................................                             1,770                             3,229
    Accrued expenses................................                             6,369                             5,975
                                                                          --------------                    --------------
         Total current liabilities..................                            21,798                            24,683
                                                                          --------------                    --------------

Long-term debt, excluding current installments......                            49,726                            47,028
Other liabilities...................................                               392                               420
                                                                          --------------                    --------------
                                                                                50,118                            47,448
                                                                          --------------                    --------------
         Total liabilities..........................                            71,916                            72,131
                                                                          --------------                    --------------
Shareholders' equity
     Common stock...................................                                39                                39
     Additional paid in-capital.....................                           203,840                           203,346
     Accumulated deficit............................                           (25,738)                          (21,825)
     Unearned shares restricted to employee
     stock ownership plan...........................                              (360)                             (360)
                                                                          --------------                    --------------
                                                                               177,781                           181,200
     Treasury shares................................                            (2,010)                           (2,397)
                                                                          --------------                    --------------
         Total shareholders' equity.................                           175,771                           178,804
                                                                          --------------                    --------------
Total liabilities and shareholders' equity..........                         $ 247,687                         $ 250,935
                                                                          ==============                    ==============







See accompanying notes.




433441.1
                                        3

                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                  (in thousands, except per share data)

                                                              Three months ended         Three months ended
                                                                March 31, 1997             March 31, 1996
                                                                --------------             --------------

Net sales..............................................                  $ 40,003                  $  40,145
Cost of goods sold.....................................                    30,846                     28,665
                                                                    -------------              -------------
         Gross profit..................................                     9,157                     11,481

Operating expenses:
     Selling & marketing...............................                     6,902                      6,305
     General & administrative..........................                     3,632                      3,107
     Research & development............................                       768                        372
     Amortization of intangibles.......................                       956                      1,041
                                                                    -------------              -------------
         Total operating expenses......................                    12,258                     10,824
                                                                    -------------              -------------
Income (loss) from operations..........................                    (3,101)                       656
Interest income........................................                       228                        641
Interest expense.......................................                    (1,020)                      (573)
Losses in joint venture................................                       (14)                       (18)
                                                                    -------------             --------------
Income (loss) before income tax expense................                    (3,906)                       705
Estimated tax expense..................................                         4                        268
                                                                    -------------             --------------
Net income (loss)......................................                  $ (3,910)                 $     437
                                                                    =============             ==============

Net income (loss) per common share.....................                  $  (0.10)                 $     .01
                                                                     ============             ==============
Weighted average number of common shares
outstanding............................................                    38,828                     38,735
                                                                    =============              =============




See accompanying notes.



433441.1
                                        4

                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

(in thousands)                                                                            Three months ended   Three months ended
                                                                                            March 31, 1997       March 31, 1996

Cash flows from operating activities:
     Net income (loss)..................................................................           $  (3,910)          $      437
     Net income for Microtek Medical, Inc. for December 1995............................                   0                   27
Adjustments to reconcile net income (loss) in operating activities:
     Depreciation.......................................................................               1,834                2,037
     Amortization.......................................................................                 956                1,041
     Provision for doubtful accounts....................................................                  57                    9
     Loss on disposal of property, plant and equipment..................................                   6                    0
     Changes in assets and liabilities, net of acquisitions.............................              (2,500)              (9,630)
                                                                                                  ----------            ---------
     Net cash used in operating activities..............................................              (3,557)              (6,079)
                                                                                                  ----------            ---------
Cash flows from investing activities:
     Additions to property, plant and equipment net of acquisitions.....................              (1,166)              (5,019)
     Acquisitions -- net of cash acquired...............................................                   0               (1,175)
                                                                                                  ----------           ----------
Net cash used in investing activities...................................................              (1,166)              (6,194)
                                                                                                  ----------           ----------
Cash flows from financing activities:
     Net borrowings under credit agreements.............................................               2,524                3,101
     Changes in bank overdraft..........................................................              (1,459)                  89
     Proceeds form exercised stock options..............................................                 574                  506
     Proceeds from issuance of stock....................................................                 306                  119
     Direct costs relating to issuance of common stock..................................                   0                  (14)
                                                                                                  ----------           ----------
Net cash provided from financing activities.............................................               1,945                3,800
                                                                                                  ----------           ----------
Net decrease in cash and cash equivalents...............................................              (2,778)              (8,472)
Cash and cash equivalents at beginning of period........................................              20,925               54,819
                                                                                                  ----------            ---------
Cash and cash equivalents at end of period..............................................           $  18,147            $  46,346
                                                                                                  ==========            =========




See accompanying notes.

433441.1
                                        5

                             ISOLYSER COMPANY, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

         (1) In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K at December 31, 1996.

         (2) On August 30, 1996 the Company acquired Microtek Medical, Inc. ("Microtek") and, in connection therewith, issued 7,722,965 shares of common stock for all of Microtek's outstanding common stock. Microtek designs, manufactures and sells a broad range of surgical and medical supplies. The merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements for the three months ended March 31, 1996 have been restated to include the results of Microtek.

         In connection with the merger, Microtek changed its fiscal year end from November 30 to December 31 which conforms to Isolyser's fiscal year end. Microtek's separate results for fiscal year 1996 have been restated to a December 31 year end.

         (3) At March 31, 1997, the Company was not in compliance with the restrictive covenant of its credit facility pertaining to net income. This existing covenant violation was waived by the Company's lenders on May 13, 1997.

         (4) In February 1997, SFAS 128, "Earnings Per Share", was issued and is effective for interim and annual periods ending after December 15, 1996. This Statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion 15, "Earnings Per Share" ("APB 15"), by replacing the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company intends to adopt this Statement in the fourth quarter of 1997. Application of SFAS 128 to each of the three month periods included herein would have no impact on the EPS calculation.

         (5)  Certain  prior  period   amounts  have  been   reclassified   for
comparative purposes.

433441.1
                                                         6

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's consolidated statements of operations for the three months ended March 31, 1996 have been restated to include the operating results of Microtek which was acquired in a pooling of interests transaction on August 30, 1996.

Net sales for the three months ended March 31, 1997 (the "1997 Quarter") were $40.0 million compared to $40.1 million for the three months ended March 31, 1996 (the "1996 Quarter). The sales mix for the 1997 Quarter included a 13.6% increase in sales of procedure trays and related products, a 9.6% increase in Microtek sales and a 15.6% decrease in White Knight sales. Sales of safety products decreased by 9.5% in the 1997 Quarter as compared to the 1996 Quarter due to timing differences in purchase orders. The decline in White Knight sales may be attributable to the acquisition in July, 1996 of Sterile Concepts, a significant customer of White Knight, by Maxxim, which is a product competitor of the Company. While Sterile Concepts remains contractually obligated to purchase from the Company a yearly minimum of $5.1 million of products until June 30, 1998, such acquisition is expected to continue to adversely affect the Company's sales for the remainder of 1997 and future periods. Sales by Microtek during the first quarter were adversely affected by a decision made during the fourth quarter to immediately change the method of selling Microtek products by switching to direct sales through the Company's sales force and immediately cease sales through independent representatives as part of a strategy to seek to promote long term sales growth.

Included in the foregoing sales figures are $2.1 million in sales of OREX Degradables during the 1997 Quarter as compared to $1.6 million during each of the 1996 Quarter and the quarter ended December 31, 1996. Management believes that this small increase in OREX Degradable sales is attributable to having only a small group of hospitals converted to using degradable versus traditional products. Management believes that the rate of growth in OREX sales has been adversely affected by delays in bringing new OREX catalog items to market in quantities sufficient for commercial supply and product performance or quality concerns for certain of the Company's OREX Degradables products. While management believes that the Company's group of OREX products currently includes substantially all non-woven products most often used in the operating room, the Company does not yet manufacture for commercial sale OREX Degradables film or thermoformed and extruded products such as bowls, basins and utensils. Sales of OREX Degradables during the 1997 Quarter did not contribute any gross profits to the Company's operating results. Management believes the Company will continue to fail to receive profitable margins on sales of OREX Degradables pending a combination of selling OREX Degradables in greater volumes, the operation of the Company's OREX manufacturing plants at higher efficiencies and increasing the unit price for OREX Degradables to an amount which takes into account the disposal cost savings provided by such products. The Company is currently undertaking a thorough review and analysis of the market position of OREX Degradables within

433441.1
                                        7
its various market potentials. As a part of such review and analysis, the Company plans to implement appropriate adjustments to its marketing plan to seek to improve the Company's operating results in connection with the sale of OREX Degradables. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products at acceptable profit margins. The Company's ability to achieve such objectives is subject to a number of risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report") including, without limitation, those described in such Annual Report under "Risk Factors -- Risks of New Products", and "-- Manufacturing and Supply Risks".

Gross profit for the 1997 Quarter was $9.1 million as compared to $11.5 million for the 1996 Quarter, a decline of 20.2%. The decline is primarily attributed to excess capacity of the Company's OREX manufacturing facilities. During the latter portions of 1996, the Company reduced production at its Abbeville and Arden manufacturing plants to more closely align production with product demand. During the 1997 Quarter, the Company sold product from existing inventory, further negatively affecting margin. Pending increased utilization of the Company's existing manufacturing capacity at its Abbeville and Arden manufacturing plants and adjusting pricing of OREX Degradables to take into account disposal cost savings over traditional products, the overhead of the Company incurred through its Abbeville and Arden plants will continue to negatively impact profit margins. In addition to the effect of OREX Degradables on gross margins, the decline in White Knight sales created excess capacity, adversely affecting gross margin.

Selling and marketing expenses were $6.9 million or 17.2 percent of net sales in the 1997 Quarter as compared to $6.3 million or 15.7 percent in the 1996 Quarter. The increase in sales and marketing expenses was primarily due to increased distribution costs related to the movement of the Company's drape and gown operation located in Acuna to Apson, Mexico, and increased salaries and benefits.

General and administrative expenses were $3.6 million or 9.2 percent of net sales in the 1997 Quarter as compared to $3.1 million or 7.7 percent of net sales in the 1996 Quarter. The increase in general and administrative expenses was primarily due to increased consulting fees, audit fees and costs related to the Company's corporate office.

Research and development expenses were $558,000 or 1.4 percent of net sales in the 1997 Quarter as compared to $297,000 or 0.7 percent of net sales in the 1996 Quarter. This increase in research and development expense was primarily attributed to the Company's development of fiber and compounding technology.

Amortization of intangibles was $956,000 during the 1997 Quarter as compared to $1.0 million during the 1996 Quarter.



433441.1
                                        8

Interest income was $228,000 in the 1997 Quarter as compared to $641,000 in the 1996 Quarter. The decrease in interest income is primarily attributed to a reduction of the Company's cash position as a result of the acquisition of OREX Degradable inventory and manufacturing capabilities during 1996.

Interest expense was $1.0 million in the 1997 Quarter as compared to $573,000 during the 1996 Quarter. The increase in interest expense is primarily attributed to the Company's acquisition of OREX Degradable inventory and manufacturing capabilities during 1996.

Provisions for income taxes reflect an expense for the 1997 Quarter of $4,000 compared to a tax expense of $268,000 for the 1996 Quarter. The effective tax rate in the 1997 Quarter differs from the statutory rate due primarily to the amortization of a portion of goodwill which is not deductible for tax purposes. At March 31, 1997, the Company had a net operating loss of $11.5 million which, if not utilized, expires through 2012.

The resulting net loss was $3.9 million in the 1997 Quarter as compared to net income of $437,000 in the 1996 Quarter.

Liquidity and Capital Resources

At March 31, 1997 the Company's cash and cash equivalents totaled $18.1 million as compared to $20.9 million at December 31, 1996.

During the 1997 Quarter, the Company used $3.6 million of cash in operating activities as compared to $6.1 million in the 1996 Quarter. The use of cash during the 1997 Quarter is attributable to a combination of the Company's operating loss, an increase in inventory and a reduction in accounts payable. The Company used $1.2 million in investing activities during the 1997 Quarter as compared to $6.2 million during the 1996 Quarter. The use of cash during the 1997 Quarter was primarily attributable to several computer software implementations in progress.

As more fully described in the Company's Annual Report, the Company has a $55 million credit agreement (the "Credit Agreement") consisting of a $40 million revolving credit facility maturing on August 31, 1999 and a $15 million term loan facility maturing on August 31, 2001. Current additional borrowing availability under the revolving credit facility at March 31, 1997 was approximately $5.1 million. Outstanding borrowings under the revolving credit facility were approximately $32.0 million at March 31, 1997. Outstanding borrowings under the term loan facility were $14.0 million at March 31, 1997. The Credit Agreement provides for the issuance of up to $3 million in letters of credit. Outstanding letters of credit were $50,000 at March 31, 1997. At March 31, 1997, the Company was not in compliance with the net income covenant contained in the Credit Agreement. This covenant violation was waived on May 13, 1997. No assurances can be provided that other violations of covenants contained in the Company's Credit Agreement will not occur in the future or, if such violations occur, that those violations will be waived. Any unwaived default by the Company under the Credit Agreement would be expected

433441.1
                                                         9
to have a material adverse effect upon the Company. At March 31, 1997, outstanding indebtedness under the Credit Agreement exceeded the Company's cash and cash equivalents.

Based upon its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 1997. Currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuances of common stock in 1997 and subsequent years. There can be no assurances that the Company could obtain any required additional debt financing or successfully consummate an issuance of common stock on terms favorable to the Company, if at all.

Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those in the immediately preceding paragraph, include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's Annual Report including, without limitation, those described in the Annual Report under "Risk Factors -- Limited Operating History; Net Losses", "-- Risks of New Products", "-- Risks of Expansion", "-- Manufacturing & Supply Risks" and "-- Liquidity Risks".

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

433441.1
                                       10

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         During the quarter for which this report is filed, there were no material modifications in the instruments defining the rights of shareholders. During the quarter for which this report is filed, none of the rights evidenced by the shares of the Company's common stock were materially limited or qualified by the issuance or modification of any other class of securities. During the quarter for which this report is filed, the Company sold no equity securities of the Company that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

         At March 31, 1997, the Company was not in compliance with the restrictive covenant of its credit facility pertaining to net income. This existing covenant violation was waived by the Company's lenders on May 13, 1997.

Item 4.  Submission of Matters to a Vote of Securityholders

         None.

Item 5.  Other Information

         None.

433441.1
                                                         11

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

         Exhibit No.                        Description

         3.1(1)                             Articles of Incorporation of Isolyser Company, Inc.

         3.2(2)                             Articles of Amendment to Articles of Incorporation of
                                            Isolyser Company, Inc.

         3.3(1)                             Amended and Restated Bylaws of Isolyser Company, Inc.

         3.4(3)                             First Amendment to Amended and Restated Bylaws of
                                            Isolyser Company, Inc.

         3.5(4)                             Second Amendment to Amended and Restated Bylaws of
                                            Isolyser Company, Inc.

         4.1(1)                             Specimen Certificate of Common Stock

         27.1                               Financial Data Schedule

------------------


         (1)      Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-
                  83474).

         (2)      Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1996.

         (3)      Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed
                  July 29, 1996.

         (4)      Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed
                  December 20, 1996.





(b) No current reports on Form 8-K were filed during the quarter for which this report is filed.




433441.1
                                                         12

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 1997.


                                            ISOLYSER COMPANY, INC.



                                            By:    /s/ Gene R. McGrevin
                                                   Gene R. McGrevin
                                                   President
                                                   (principal executive officer)


                                            By:    /s/ Peter A. Schmitt
                                                   Peter A. Schmitt
                                                   Chief Financial Officer
                                                   (principal financial officer)







433441.1