Form 10-K/A
period 1996-12-31
ISOLYSER CO INC /GA/
filed 1997-06-13
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
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

Documents incorporated by reference: Portions of the Company's definitive proxy statement for the annual meeting of shareholders are incorporated by reference into Part III. Certain exhibits provided in Part IV are incorporated by reference from the Company's Registration Statements on Form S-1 (File Nos. 33-83474 and 33-97086), Registration Statement on Form S-4 (File No. 333-7977), Registration Statement on Form S-8 (File Nos. 33-85668), annual report on Form 10-K for the periods ended December 31, 1994, and December 31, 1995, and current reports on Form 8-K dated May 31, 1995, September 18, 1995, June 4, 1996, August 30, 1996 and December 19, 1996.



438869.1

         Note: The discussions in the Form 10-K and this Amendment contain forward looking statements that involve risks and uncertainties. The actual results of Isolyser Company, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", particularly "Business -- Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in the Form 10-K. Statements contained in the Form 10-K and this Amendment that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed or implied in any forward looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Business -- Risk Factors" in the Form 10-K.

         Subsequent to filing the Annual Report on Form 10-K for the period ending December 31, 1996 ("Form 10-K") of Isolyser Company, Inc. (the "Company") and during 1996, the Company changed certain of its directors and executive officers. Accordingly, effective May 1, 1997 the undersigned registrant hereby amends Part III of its Annual Report on Form 10-K as set forth below:





438869.1
                                        2

                                    PART III


         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the Company's definitive proxy statement dated May 1, 1997 (the "Proxy Statement") under the caption "Directors and Executive Officers" is incorporated herein by reference in response to this item.

         ITEM 11. EXECUTIVE COMPENSATION

         The information contained in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference in response to this item, exclusive of the information contained in the Proxy Statement under the captions "Report of the Compensation Committee on Executive Compensation" and "Stock Price Performance Graph".

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information in the Proxy Statement contained under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference in response to this item.

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

             (3) Exhibits


2.1          Articles of Merger of MedSurg Industries, Inc. and MedSurg Acquisition Corp. dated December 31, 1993
             (incorporated by reference to Exhibit 2.1 filed with the Company's Registration Statement on Form S-1, File No. 33-
             83474)
2.2          Plan and Agreement of Merger dated December 31, 1993 of MedSurg Industries, Inc. and MedSurg Acquisition Corp.
             (incorporated by reference to Exhibit 2.2 filed with the Company's Registration Statement on Form S-1, File No. 33-
             83474)
2.3          Certificate of Merger and Name Change of MedSurg Industries, Inc. and MedSurg Acquisition Corp. dated January
             7, 1994 (incorporated by reference to Exhibit 2.3 filed with the Company's Registration Statement on Form S-1, File
             No. 33-84374)

438869.1
                                        3


2.4          Articles of Merger of Creative Research and Manufacturing, Inc. and Creative Acquisition Corp. dated December 31,
             1993 (incorporated by reference to Exhibit 2.4 filed with the Company's Registration Statement on Form S-1, File
             No. 33-83474)
2.5          Plan and Agreement of Merger dated December 31, 1993 of Creative Research and Manufacturing, Inc. and Creative
             Acquisition Corp. (incorporated by reference to Exhibit 2.5 filed with the Company's Registration Statement on Form
             S-1, File No. 33-83474)
2.6          Certificate of Merger and Name Change of Creative Research and Manufacturing, Inc. and Creative Acquisition Corp.
             dated January 7, 1994 (incorporated by reference to Exhibit 2.6 filed with the Company's Registration Statement on
             Form S-1, File No. 33-83474)
2.7          Agreement and Plan of Merger dated as of July 28, 1995 among the Company, White Knight Acquisition Corp. and
             White Knight Healthcare, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form
             8-K filed October 3, 1995)
2.8          Agreement and Plan of Merger dated as of May 1, 1995 among the Company, Isolyser/SafeWaste Acquisition Corp.
             and SafeWaste Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K
             filed on June 15, 1995)
2.9          Articles of Merger dated May 31, 1995 of SafeWaste Corporation With and Into  Isolyser/SafeWaste  Acquisition  Corp.
             (incorporated  by reference to Exhibit 2.2 to the  Company's  Current  Report on Form 8-K filed on June 15, 1995)
2.10         Certificate of Merger dated May 31, 1995 of Isolyser/SafeWaste Acquisition Corp. and SafeWaste Corporation
             (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on June 15, 1995)
2.11         Articles  of Merger of White  Knight  Healthcare,  Inc.,  and White Knight Acquisition Corp., dated September 18, 1995
             (incorporated by reference to Exhibit 2.2 to the  Company's  Current  Report on Form 8-K filed on October 3, 1995)
2.12         Certificate of Merger of White Knight  Healthcare,  Inc., and White Knight Acquisition Corp., dated September 18, 1995
             (incorporated by reference to Exhibit 2.3 to the  Company's  Current  Report on Form 8-K filed October 3, 1995)
2.13         Stock Purchase Agreement dated December 31, 1993 between the Company, MedSurg Acquisition Corp., Creative
             Acquisition Corp., MedSurg Industries, Inc., Creative Research and Manufacturing, Inc. and MedInvest Enterprises,
             Inc. (incorporated by reference to Exhibit 2.7 to the Company's Registration Statement on Form S-1, File No. 33-
             83474)
2.14         Agreement and Plan of Merger dated March 15, 1996 among the Company, Microtek Medical, Inc. and MMI Merger
             Corp. (incorporated by reference to the Joint Proxy Statement/Prospectus included in the Company's Registration
             Statement on Form S-4, File No. 333-7977).
3.1          Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company's
             Registration Statement on Form S-1, File No. 33-83474).
3.2*         Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc.
3.3          Amended and Restated Bylaws of Isolyser Company, inc. (incorporated by reference to Exhibit 3.2 filed with the
             Company's Registration Statement on Form S-1, File No. 33-83474)
3.4          First Amendment to Amended and Restated Bylaws of Isolyser Company, Inc. (incorporated by reference to Exhibit
             3.1 to the Company's Current Report on Form 8-K filed July 29, 1996).
3.5          Second Amendment of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's
             Current Report on Form 8-K filed December 20, 1996).
4.1          Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 filed with the Company's
             Registration Statement on Form S-1, File No. 33-83474)
4.2          Shareholder Protection Rights Agreement dated as of December 20, 1996 between Isolyser Company, Inc. and
             SunTrust Bank (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on
             December 20, 1996).
10.1         Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the
             Company's Registration Statement on Form S-8, File No. 33-85668)
10.2         Second Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company's
             Registration Statement on Form S-8, File No. 33-85668)
10.3         Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company's
             Annual Report on Form 10-K for the period ended December 31, 1994)
10.4         Form of Fourth Amendments to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company's
             Annual Report on Form 10-K for the period ended December 31, 1995).
10.5*        Form of Fifth Amendment to Stock Option Plan.
10.6         Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
10.7         Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit
             4.3, filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
10.8         Form of Option for employees of the Company outside of Stock Option Plan (incorporated by reference to Exhibit
             10.6 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.9*        Employment Agreement of Lester J. Berry.
10.10        Lease Agreement, dated July 29, 1993, between Richard E. Curtis, Trustee and MedSurg Industries, Inc.
             (incorporated by reference to Exhibit 10.25 filed with the Company's Registration Statement on Form S-1, File No.
             33-83474)
10.11        First Lease Amendment, dated February 28, 1994, between Richard E. Curtis, Trustee and MedSurg Industries, Inc.
             (incorporated by reference to Exhibit 10.26 filed with the Company's Registration Statement on Form S-1, File No.
             33-83474)
10.12        Lease Agreement, dated October 21, 1991, between Weeks Master Partnership, L.P. and the Company (incorporated by reference to Exhibit 10.27 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.13        Lease, dated September 28, 1984, between M.S.I. Limited Partnership and MedSurg Industries, Inc. (incorporated by reference to Exhibit 10.28 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)

438869.1
                                        4




10.14        Amendment No. 1 to Lease, dated October 10, 1984, between M.S.I. Limited Partnership and MedSurg Industries,
             Inc. (incorporated by reference to Exhibit 10.29 filed with the Company's Registration Statement on Form S-1, File
             No. 33-83474)
10.15        Agreement and Second Amendment to Lease, dated December 31, 1993, between M.S.I. Limited Partnership and
             MedSurg Industries, Inc. (incorporated by reference to Exhibit 10.30 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.16        Third Amendment to Lease, dated September 9, 1994, between M.S.I. Limited Partnership nd Medsurg Industries,
             Inc. (incorporated by reference to Exhibit 10.31 filed with the Company's Registration Statement on Form S-1, File
             No. 33-83474)
10.17        Lease Agreement, dated October 4, 1990, between Minnetonka Business Associates and Creative Research and
             Manufacturing, Inc. (incorporated by reference to Exhibit 10.35 filed with the Company's Registration Statement on
             Form S-1, File No. 33-83474)
10.18        Agreement to Extend Lease, dated October 7, 1991, between Minnetonka Business Associates and Creative Research and Manufacturing, Inc. (incorporated by reference to Exhibit 10.36 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.19        Agreement to Extend Lease, dated June 23, 1993, between Minnetonka Business Associates and Creative Research and Manufacturing, Inc. (incorporated by reference to Exhibit 10.37 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.20        Agreement to Extend Lease dated June 27, 1995, between 7100 Building Company Limited Partnership and Creative
             Research and Manufacturing, Inc. (incorporated by reference to Exhibit 10.27 filed with the Company's Registration
             Statement on Form S-1 File No. 33-97086)
10.21        Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.22        Amended and Restated Credit Agreement dated as of August 30, 1996, among the Company, MedSurg,  Microtek, White Knight, the Guarantors named  therein,  the Lenders named therein and The Chase  Manhattan Bank  (incorporated  by referenced to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 13, 1996).
10.23        Lease  Agreement,  dated  November 18, 1994,  between Weeks Realty, L.P. and the Company  (incorporated  by reference to Exhibit  10.38 filed with the Company's  Annual Report on Form 10-K for the period ended December 31, 1994)
10.24        1995 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.39 filed with the Company's
             Annual Report on Form 10-K for the period ended December 31, 1994)
10.25        Agreement and Lease dated October 1, 1992 between Industrial Development Authority of the City of Douglas,
             Arizona and White Knight Healthcare, Inc. (incorporated by reference to Exhibit 10.41 filed with the Company's
             Registration Statement on Form S-1 File No. 33-97086)
10.26        Product Purchase and Supply Agreement dated February 8, 1993 between White Knight Healthcare, Inc. and Sterile
             Concepts, Inc. (incorporated by reference to Exhibit 10.42 filed with the Company's Registration Statement on Form
             S-1 File No. 33-97086)
10.27        Non-Negotiable Promissory Note in the original principal amount of $2,304,000.00 dated February 8, 1993 between
             White Knight Healthcare, Inc. and Sterile Concepts, Inc. (incorporated by reference to Exhibit 10.43 filed with the
             Company's Registration Statement on Form S-1 File No. 33-97086)
10.28        Non-Negotiable Promissory Note in the original principal amount of $1,278,500.00 dated February 8, 1993 between
             White Knight Healthcare, Inc. and Sterile Concepts, Inc. (incorporated by reference to Exhibit 10.44 filed with the
             Company's Registration Statement on Form S-1 File No. 33-97086)
10.29        Form of  Non-Negotiable  Promissory Note in the original  Principal amount of $750,000 dated September 15, 1995 between the Company and Ali R. Momtaz  (incorporated  by reference  to Exhibit  10.46 filed with  the  Company's  Registration
             Statement  on Form S-1 File No. 33-97086)
10.30        Distribution  and  Marketing  Agreement  dated  September  15, 1995 between the Company and Sterile  Concepts,  Inc.
             (incorporated  by reference to Exhibit  10.48 filed with the  Company's  Registration Statement on Form S-1 File No.
             33-97086)
10.31        Agreement, dated November 1, 1992 between Struble & Moffitt Company and United Food and Commercial Workers Union Local
             1360, chartered by United Food and Commercial  Workers,  AFL-CIO  (incorporated  by reference to Exhibit  10.49 filed with the  Company's  Registration Statement on Form S-1 File No. 33-97086)
10.32        Agreement,  dated  March 18, 1995  between  White  Knight  Hospital Disposables  and  United  Food and  Commercial
             Workers  Local  99R (incorporated   by  reference  to  Exhibit  10.50  filed  with  the Company's Registration
             Statement on Form S-1 File No. 33-97086)
10.33        Labor Contract, dated July 22, 1994, between Union of Industrial, Related and Similar Workers of the Municipality
             of Agua Prieta, Sonora, C.R.O.M. and Industrias Apson, S.A. de C.V. (incorporated by reference to Exhibit 10.51 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)
10.34        Lease Agreement dated June 21, 1995 between Caballeros Blanca, S.A. de C.V. and Constuctora Immobiliaria del
             Norte de Doahuila, S.A. de C.V. (incorporated by reference to Exhibit 10.53 filed with the Company's Registration
             Statement on Form S-1 File No. 33-97086)
10.35        Lease, dated August 1, 1987, between HARP, a division of M.B. Haynes Electric Corporation, and Mars/White
             Knight, a division of Work Wear Corporation, Inc., as amended by Addendum No. 1 dated July 6, 1987, Addendum
             No. 2 dated July 6, 1987, Addendum No. 3 dated May 14, 1990, Addendum No. 4, dated June 17, 1992, second
             Addendum No.4 dated June 28, 1993, Addendum No. 5 dated May 26, 1994, Addendum No. 6 dated July 11, 1995, and Addendum No. 7 dated September 202, 1995 (incorporated by reference to Exhibit 10.55 filed with the
             Company's Registration Statement on Form S-1 File No. 33-97086)
10.36        Lease,  dated October 1, 1995,  between  SafeWaste  Corporation and Highwoods/Forsyth Limited Partnership (incorporated by reference to Exhibit  10.56 filed with the Company's  Registration  Statement on Form S-1 File No. 33-97086)

438869.1
                                        5




10.37        1995 Employee Stock Purchase Plan, as amended by First Amendment dated July 1, 1995 (incorporated by reference to Exhibit 10.57 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)
10.38        Second Amendment to 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.58 to the
             Company vs. Annual Report on Form 10-K for the period ended December 31, 1995)
10.39*       Third Amendment to 1995 Employee Stock Purchase Plan
10.40        Asset Exchange Agreement dated July, 1995 between Microtek and Xomed, Inc. (incorporated by reference to Exhibit
             10.9 to Microtek's Annual Report on Form 10-K for the period ended November 30, 1995).
10.41        Asset Purchase Agreement dated November 30, 1995 among Microtek, Medi-Plast International, Inc. and certain affiliates of Medi-Plast International, Inc. (incorporated by reference to Microtek's Current Report on Form 8-K dated
             December 8, 1995).
10.42        Asset Purchase Agreement dated April 27, 1996 between Microtek and Advanced Instruments, Inc. (incorporated by reference to Exhibit 2.1 to Microtek's Current Report on Form 8-K dated May 15, 1996).
10.43        Employment Agreement dated December 31, 1993 between Michael Sahady MedSurg Industries, Inc., Creative
             Research and Manufacturing, Inc. and the Company (incorporated by reference to Exhibit 10.1 filed with the
             Company's Registration Statement on Form S-1, File No. 33-83474).
10.44        Amendment to Employment Agreement dated as of May 24, 1996 between Michael Sahady, MedSurg Industries, Inc.,
             Creative Research and Manufacturing, Inc. and the Company.
10.45        Employment Agreement dated December 31, 1993 between Kenneth Newsome, MedSurg Industries, Inc., Creative
             Research and Manufacturing, Inc. and the Company (incorporated by reference to Exhibit 10.2 filed with the
             Company's Registration Statement on Form S-1, File No. 33-83474)
10.46        Amendment to Employment Agreement dated as of December 31, 1996 between Kenneth Newsome, MedSurg
             Industries, Inc., Creative Research and Manufacturing, Inc. and the Company.
10.47        Form of Sixth Amendment of Isolyser Company, Inc. Stock Option Plan
11.1*        Statement re: computation of per share earnings
21.1*        Subsidiaries of the Company
23.1*        Consent of Deloitte & Touche LLP
23.2*        Consent of KPMG Peat Marwick LLP
27.1*        Financial Data Schedule

*            Previously filed


(b)          Reports on Form 8-K:

                (1)  Form 8-K, dated December 19, 1996, regarding Other Events






438869.1
                                        6

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 11, 1997.

                                    ISOLYSER COMPANY, INC.



                                    By:   Gene R. McGrevin
                                          Gene R. McGrevin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on June 11, 1997.

SIGNATURE                           TITLE



Gene R. McGrevin                           President
Gene R. McGrevin                           Chairman of the Board of Directors
                                           (principal executive officer)


Peter Schmitt                              Vice President of Finance,
Peter Schmitt                              Chief Financial Officer and Treasurer
                                           (principal financial and accounting
                                           officer)


Travis W. Honeycutt                        Executive Vice President,
Travis W. Honeycutt                        Secretary and Director



Dan R. Lee                                 Executive Vice President
Dan R. Lee                                 and Director



Rosdon Hendrix                             Director
Rosdon Hendrix



Kenneth F. Davis                           Director
Kenneth F. Davis



Olivia F. Kirtley                          Director
Olivia F. Kirtley



438869.1
                                        7