Form 10-Q
period 1997-06-30
ISOLYSER CO INC /GA/
filed 1997-08-14
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  June 30, 1997     Commission File No.                0-24866
                   -------------                                        -------


                             ISOLYSER COMPANY, INC.
             (Exact name of Registrant as specified in its charter)


   Georgia                                                       58-1746149
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

Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Class                                           Outstanding at August 14, 1997

Common Stock, $.001 par value                             39,242,669

462968.1

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                             ISOLYSER COMPANY, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)

                                                                                           June 30, 1997         December 31, 1996
                                                                                       ------------------    -----------------------
                                     Assets
Current assets
    Cash and cash equivalents                                                         $          10,275     $               20,925
    Accounts receivable-net                                                                      26,771                     27,691
    Inventories                                                                                  61,723                     62,824
    Prepaid expenses and other assets                                                             4,023                      3,562
                                                                                       ------------------    -----------------------
         Total Current Assets                                                                   102,792                    115,002
                                                                                       ------------------    -----------------------

Property, plant and equipment                                                                    91,920                     88,289
    Less accumulated depreciation                                                              (16,695)                   (12,279)
                                                                                       ------------------    -----------------------
         Net property, plant, and equipment                                                      75,225                     76,010
                                                                                       ------------------    -----------------------

Assets held for sale                                                                              1,655                      1,642
Intangibles and other assets, net                                                                56,560                     58,281
                                                                                       ------------------    -----------------------
                                                                                      $         236,232     $              250,935
                                                                                       ------------------    -----------------------
                      Liabilities and Shareholders' Equity
Current liabilities
    Current installments of long term debt                                            $           3,534     $                4,497
    Accounts payable                                                                              8,855                     10,982
    Bank overdraft                                                                                  849                      3,229
    Accrued expenses                                                                              6,786                      5,975
                                                                                       ------------------    -----------------------
         Total current liabilities                                                               20,024                     24,683
                                                                                       ------------------    -----------------------

Long term debt, excluding current installments                                                   43,409                     47,028
    Other liabilities                                                                               365                        420
                                                                                       ------------------    -----------------------
         Total liabilities                                                                       63,798                     72,131
                                                                                       ------------------    -----------------------

Shareholders' equity
    Common stock                                                                                     39                         39
    Additional paid in capital                                                                  203,763                    203,346
    Retained earnings                                                                          (29,315)                   (21,840)
    Cumulative translation adjustment                                                               107                         15
    Unearned shares restricted to employee stock ownership plan                                   (360)                      (360)
                                                                                       ------------------    -----------------------
                                                                                                174,234                    181,200
Treasury shares                                                                                  (1,800)                    (2,396)
                                                                                       ------------------    -----------------------
    Total shareholders' equity                                                                  172,434                    178,804
                                                                                       ------------------    -----------------------
                                                                                      $         236,232     $              250,935
                                                                                       ==================    =======================

See accompanying notes.


462968.1
                                        2

                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                       Three months        Three months         Six months           Six months
                                                           ended              ended               ended                 ended
                                                       June 30, 1997      June 30, 1996       June 30, 1997         June 30, 1996
                                                     -----------------  ------------------ --------------------   -----------------
Net sales                                           $       42,434      $        40,879    $         82,437       $       81,026
Cost of goods sold                                          32,962               28,184              63,808               56,849
                                                     -----------------  ------------------ --------------------   -----------------
    Gross profit                                             9,472               12,695              18,629               24,177

Operating expenses:
    Selling & marketing                                      6,680                6,764              13,581               13,069
    General & administrative                                 3,864                3,281               7,497                6,387
    Research & development                                     619                  582               1,387                  954
    Amortization of intangibles                                961                1,072               1,917                2,113
    Merger costs                                                 -                  109                   -                  109
                                                     -----------------  ------------------ --------------------   -----------------
         Total operating expenses                           12,124               11,808              24,382               22,632
                                                     -----------------  ------------------ --------------------   -----------------
Income (loss) from operations                              (2,652)                  887             (5,753)                1,545
Interest income                                                111                  490                 340                1,130
Interest expense                                           (1,012)                (637)             (2,031)              (1,210)
Losses in joint venture                                        (6)                 (23)                (20)                 (41)
                                                     -----------------  ------------------ --------------------   -----------------
Income (loss) before income tax expense                    (3,559)                  717             (7,464)                1,424
Estimated tax expense                                            7                  449                  11                  718
                                                     -----------------  ------------------ --------------------   -----------------
Net income (loss)                                   $      (3,566)      $           268    $        (7,475)       $          706
                                                     =================  ================== ====================   =================

Net income (loss) per common share                  $          (0.09)   $            0.01  $            (0.19)    $           0.02
                                                     -----------------  ------------------ --------------------   -----------------
Weighted average number of common
    shares outstanding                                      39,252               39,089              39,214               38,912
                                                     =================  ================== ====================   =================


See accompanying notes.

462968.1
                                        3

                             ISOLYSER COMPANY, INC.
                        Condensed Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                      Six months ended          Six months ended
                                                                                       June 30, 1997              June 30, 1996
                                                                                    --------------------      ----------------------

Cash flows from operating activities:
    Net income (loss)                                                              $           (7,475)       $                 706
    Net income for Microtek Medical, Inc. for December 1995                                       ----                          27

Adjustments to reconcile net income (loss) in operating activities:
    Depreciation                                                                                 3,650                       3,635
    Amortization                                                                                 1,917                       2,114
    Provision for doubtful accounts                                                                173                          18
    Loss on disposal of property, plant & equipment                                               (27)                        ----
    Changes in assets and liabilities, net of acquisitions                                        (87)                    (19,074)
                                                                                    --------------------      ----------------------
Net cash used in operating activities:                                                         (1,849)                    (12,574)
                                                                                    --------------------      ----------------------

Cash flows from investing activities
    Additions to property, plant and equipment net of acquisitions                             (2,852)                    (11,728)
    Acquisitions, net of cash acquired                                                            ----                     (5,874)
                                                                                    --------------------      ----------------------
Net cash used in investing activities:                                                         (2,852)                    (17,602)
                                                                                    --------------------      ----------------------

Cash flows from financing activities:
    Net borrowings under credit agreements                                                     (4,582)                       8,074
    Changes in bank overdraft                                                                  (2,380)                       (155)
    Proceeds from exercised stock options                                                          574                       1,695
    Proceeds from issuance of stock                                                                306                         119
    Direct costs relating to issuance of common stock                                              133                        (20)
                                                                                    --------------------      ----------------------
Net cash provided from financing activities:                                                   (5,949)                       9,713
                                                                                    --------------------      ----------------------
Net increase (decrease) in cash and cash equivalents                                          (10,650)                    (20,463)
Cash and cash equivalents at beginning of period                                                20,925                      54,819
                                                                                    --------------------      ----------------------
Cash and cash equivalents at end of period                                         $            10,275       $              34,356
                                                                                    ====================      ======================


See accompanying notes.


462968.1
                                        4

                             ISOLYSER COMPANY, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


         (1) In the opinion of management, the information furnished reflects all adjustments, (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K at December 31, 1996.

         (2) On August 30, 1996 the Company acquired Microtek Medical, Inc. ("Microtek") and, in connection therewith, issued 7,722,965 shares of common stock for all of Microtek's outstanding common stock. Microtek designs, manufactures and sells a broad range of surgical and medical supplies. The merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements for the quarter and six months ended June 30, 1996 have been restated to include the results of Microtek.

         (3) In connection with the merger, Microtek changed its fiscal year end from November 30 to December 31 which conforms to Isolyser's fiscal year end. Microtek's separate results for fiscal year 1996 have been restated to a December 31 year end.

         (4) Inventories are stated at the lower of cost or market and are summarized as follows:

                                                                      June 30, 1997               December 31, 1996
                                                                -------------------------    ---------------------------

Raw materials and supplies                                     $              26,842,000    $                20,936,000
Work in process                                                                7,570,000                     23,267,000
Finished goods                                                                36,695,000                     29,346,000
                                                                -------------------------    ---------------------------
         Total                                                                71,107,000                     73,549,000
                                                                -------------------------    ---------------------------
Slow moving and obsolete inventory                                            (9,532,000)                   (10,041,000)
Reserve for LIFO inventory                                                       148,000                       (684,000)
                                                                -------------------------    ---------------------------
         Total                                                 $              61,723,000    $                62,824,000
                                                                =========================    ===========================

The first-in first-out ("FIFO") valuation method is used to determine the cost of inventories except for inventories held by the Company's subsidiary, White Knight Healthcare, Inc. ("White Knight"). White Knight uses the last-in first-out ("LIFO") inventory valuation method. At June 30, 1997 and December 31, 1996, LIFO inventories approximated $26,896,000 and $28,324,000, respectively.

462968.1
                                        5

         (5) Loss per common share is computed using the weighted average number of common shares outstanding during the respective periods. There is no significant difference between primary and fully diluted per share amounts for these periods.

         (6) At June 30, 1996, the Company was not in compliance with the restrictive covenants of its credit facility pertaining to net income and net worth. This existing covenant violation was waived by the Company's lenders on August 12, 1997.

         (7) Certain prior period amounts have been reclassified for comparative purposes.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's consolidated statements of operations for the three and six months ended June 30, 1996 have been restated to include the operating results of Microtek which was acquired in a pooling of interests transaction on August 30, 1996.

Net sales for the three months ended June 30, 1997 (the "1997 Quarter") were $42.4 million compared to $40.9 million for the three months ended June 30, 1996 (the "1996 Quarter"), an increase of 3.7%. Net sales for the six months ended June 30, 1997 (the "1997 Period") were $82.4 million compared to $81.0 million for the six months ended June 30, 1996 (the "1996 Period"), an increase of 1.7%. The increase in net sales in the 1997 Quarter and 1997 Period over the corresponding periods of 1996 reflects the 20.5% and 17.2% increase in sales of procedure trays and related products, respectively, the 14.2% and 12.0% increase in sales of Microtek products, respectively, the 26.5% and 5.2% increase in sales of safety products, respectively, offset by a 26.2% and 24.3% decline in sales of White Knight products. The Company believes that these increased sales for procedure trays and Microtek products are primarily attributable to a combination of new business development and increased product usage by existing customers, while the increased sales of safety products is primarily due to timing of distributor orders. Management anticipates that sales of procedure trays and related products will be adversely affected during the third quarter by the Company's implementation of and conversion to an upgraded manufacturing system at the Company's MedSurg division during the third quarter of 1997. The decline in White Knight sales may be attributable to the acquisition in July, 1996 of Sterile Concepts, a significant customer of White Knight, by Maxxim, which is a product competitor of the Company. While Sterile Concepts remains contractually obligated to purchase from the Company a yearly minimum of $5.1 million of products until June 30, 1998, such acquisition is expected to continue to adversely affect the Company's sales for the remainder of 1997 and future periods. For the twelve months ended June 30, 1997, Sterile Concepts had purchased substantially less than its yearly minimum purchase requirement for such twelve months.


462968.1
                                        6

As the Company previously reported in its Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report"), the State of California is reviewing the regulatory restrictions currently in effect on customer landfilling of LTS-treated waste in California. The Company was recently made aware that other states, including Florida and Georgia, are reviewing regulatory restrictions applicable to customer landfilling of LTS-treated waste in those states, possibly as a result of certain efforts of a product competitor. To date, these regulatory review processes have had no discernable impact on sales of safety products. In the event such processes result in further restrictions on the landfilling of such waste, such restrictions could adversely affect the Company's sales of LTS. Gross margins on sales of LTS for the 1997 Quarter and Period were in excess of 10% of corporate gross margin for such periods.

Included in the foregoing sales figures are $2.5 million in sales of OREX Degradables during the 1997 Quarter and $4.7 million during the 1997 Period as compared to $2.4 million and $4.0 million during the corresponding period of 1996. Management believes that this small increase in OREX Degradable sales is attributable to having only a small group of hospitals converted to using degradable versus traditional product. Management believes that the rate of growth in OREX sales has been adversely affected by delays in bringing new OREX catalog items to market in quantities sufficient for commercial supply and product performance or quality concerns for certain of the Company's OREX Degradable products. While management believes that the Company's group of OREX Products currently include substantially all non-woven products most often used in the operating room, the Company does not yet manufacture for commercial sale OREX Degradables film or thermoformed and extruded products such as bowls, basins and utensils. Sales of OREX Degradables during the 1997 Quarter and Period did not contribute any gross profits to the Company's operating results. Management believes the Company will continue to fail to receive profitable margins on sales of OREX Degradables pending a combination of selling OREX in greater volumes, the operation of the Company's OREX manufacturing plants at higher efficiencies and increasing the unit price for OREX Degradables to an amount which takes into account the disposal cost savings provided by such products. The Company is currently undertaking a thorough review and analysis of the market position of OREX Degradables within its various market potentials. As a part of such review and analysis, the Company plans to implement appropriate adjustments to its marketing plan to seek to improve the Company's operating results in connection with the sale of OREX Degradables. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products at acceptable profit margins. The Company's ability to achieve such objectives is subject to a number of risks described in the Company's Annual Report including, without limitation, those described in such Annual Report under "Risk Factors - Risks of New Products", and "-Manufacturing and Supply Risks".

Gross profit for the 1997 Quarter and 1997 Period was $9.5 million and $18.6 million, respectively, compared to $12.7 million and $24.2 million for the 1996 Quarter and 1996 Period, respectively. The decline is primarily attributed to excess capacity of the Company's OREX manufacturing facilities. During the latter portions of 1996, the Company reduced production at its Abbeville and Arden manufacturing plants to more closely align production with

462968.1
                                        7
product demand. During the 1997 Quarter and 1997 Period, the Company sold product from existing inventory, further negatively affecting margin. Pending increased utilization of the Company's existing manufacturing capacity at its Abbeville and Arden manufacturing plants and adjusting pricing of OREX
Degradables to take into account disposal cost savings over traditional products, the overhead of the Company incurred through its Abbeville and Arden plants will continue to negatively impact profit margins. There can be no assurances that the Company will be able to increase utilization of the Company's manufacturing capacity at its Abbeville and Arden manufacturing plants. In addition to the effect of OREX Degradables on gross margins, the decline in White Knight sales created excess capacity, adversely affecting gross margin.

Selling and marketing expenses were $6.7 million or 15.8% of net sales in the 1997 Quarter compared to $6.8 million or 16.6% of net sales in the 1996 Quarter. Selling and marketing expenses were $13.6 million or 16.5% of net sales in the 1997 Period compared to $13.1 million or 16.2% of net sales in the 1996 Period. The decrease during the 1997 Quarter is a result of decreased salaries and benefits associated with reducing the Company's sales and marketing personnel, and reduced distribution costs. Included in selling and marketing expenses during the 1997 Quarter was $392,000 in severance costs associated with the reduction of the Company's sales and marketing personnel.

General and administrative expenses were $3.9 million or 9.1% of net sales in the 1997 Quarter compared to $3.3 million or 8.0% of net sales in the 1996 Quarter. General and administrative expenses were $7.5 million or 9.1% of net sales in the 1997 Period compared to $6.4 million or 7.9% of net sales in the 1996 Period. The increase in general and administrative expenses was primarily attributed to costs related to several software and hardware installations, and costs related to the Company's corporate office.

Research and development expenses were $619,000 or 1.5% of net sales in the 1997 Quarter compared to $582,000 or 1.4% of net sales in the 1996 Quarter. Research and development expenses were $1.4 million or 1.7% of net sales in the 1997
Period compared to $954,000 or 1.2% of net sales in the 1996 Period. The increase in research and development expense was primarily attributed to the Company's development of fiber and compounding technology.

Amortization of intangibles in the 1997 Quarter and 1996 Quarter were $961,000 and $1.1 million, respectively. Amortization of intangibles in the 1997 Period and 1996 Period were $1.9 million and $2.1 million, respectively.

The resulting loss from operations during the 1997 Quarter was $2.7 million as compared to income from operations of $887,000 during the 1996 Quarter. Loss from operations was $5.8 million for the 1997 Period as compared to income from operations of $1.5 million during the 1996 Period.



462968.1
                                        8

Interest income was $111,000 in the 1997 Quarter compared to $490,000 in the 1996 Quarter, and $340,000 in the 1997 Period compared to $1.1 million in the 1996 Period. The decrease in interest income is primarily attributed to a reduction of the Company's cash position as a result of the acquisition of OREX Degradable inventory and manufacturing capabilities during 1996.

Interest expense was $1.0 million in the 1997 Quarter compared to $637,000 in the 1996 Quarter, and $2.0 million in the 1997 Period compared to $1.2 million in the 1996 Period. The increase in interest expense is primarily attributed to the Company's acquisition of OREX Degradable inventory and manufacturing capabilities during 1996.

Provision for income taxes reflect an expense for the 1997 Quarter of $7,000 compared to a tax expense of $449,000 for the 1996 Quarter. The provision for income taxes reflects an expense for the 1997 Period of $11,000 as compared to an expense of $717,000 for the 1996 Period.

The resulting net loss was $3.6 million for the 1997 Quarter compared to net income of $268,000 for the 1996 Quarter. The net loss was $7.5 million for the 1997 Period as compared to net income of $706,000 for the 1996 Period.

Liquidity and Capital Resources

At June 30, 1997, the Company's cash and equivalents totaled $10.3 million as compared to $20.9 million at December 31, 1996.

During the 1997 Period, the Company used $1.8 million of cash in operating activities as compared to $12.6 million in the 1996 Period. This use of cash during the 1997 Period is attributable to a combination of the Company's operating loss and a reduction in accounts payable. The Company used $2.9 million in investing activities during the 1997 Period as compared to $17.6 million during the 1997 Period. This use of cash during the 1997 Quarter was primarily attributable to several computer software implementations that will continue into 1998.

As more fully described in the Company's Annual Report, the Company has a $55 million credit agreement (the "Credit Agreement") consisting of a $40 million revolving credit facility maturing on August 31, 1999 and a $15 million term loan facility maturing on August 31, 2001. Current additional borrowing availability under the revolving credit facility at June 30, 1997 was approximately $11.9 million. Outstanding borrowings under the revolving credit facility were approximately $25.9 million at June 30, 1997. Outstanding borrowings under the term loan facility were $13.5 million at June 30, 1997. The Credit Agreement provides for the issuance of up to $3 million in letters of credit. Outstanding letters of credit were $50,000 at June 30, 1997. At June 30, 1997, the Company was not in compliance with the net income and net worth covenants contained in the Credit Agreement. This violation was waived on August 12, 1997. In connection with the waiver of such violation, certain financial covenants were modified and, if availability of additional borrowing capacity under the revolving credit facility falls below $10

462968.1
                                        9
million for 30 consecutive days, then the otherwise applicable rate of interest under the Credit Agreement increases by .25%. No assurances can be provided that other violations of covenants contained in the Company's Credit Agreement will not occur in the future or, if such violations occur, that those violations will be waived. Any unwaived default by the Company under the Credit Agreement would be expected to have a material adverse effect upon the Company. At June 30, 1997, outstanding indebtedness under the Credit Agreement exceeded the Company's cash and cash equivalents.

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

Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those in the immediately preceding paragraph, include forward- looking statements made under the provisions of the Private Securities Litigation Reform Act. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's Annual Report including, without limitation, those described in the Annual Report under "Risk Factors -- Limited Operating History; Net Losses","-- Risks of New Products", "-- Risks of Expansion", "-- Manufacturing & Supply Risks" and "-- Liquidity Risks".

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

462968.1
                                       10

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         During the quarter for which this report is filed, there have been no material modifications in the instruments defining the rights of shareholders. During the quarter for which this report is filed, none of the rights evidenced by the shares of the Company's common stock have been materially limited or qualified by the issuance or modification of any other class of securities. During the quarter for which this report is filed, the Company sold no equity securities of the Company that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

         At June 30, 1997, the Company was not in compliance with the restrictive covenants of its credit facility pertaining to net income and net worth. This existing violation was waived by the Company's lenders on August 12, 1997.

Item 4.  Submission of Matters to a Vote of Securityholders

         During the period covered by this report, the Company filed with the Securities and Exchange (the "Commission") and delivered to its shareholders the Company's Proxy Statement for Annual Meeting of Shareholder held May 29, 1997 (the "Proxy Statement").

          (a) The Company's Annual Meeting of Shareholders was held on May 29, 1997.

          (b) The Board of Directors of the Company as previously reported to the Commission was re-elected in its entirety.

          (c) With respect to each matter (as more fully described in the Proxy Statement) voted upon at the meeting, the inspector of election tabulated the following votes:





462968.1
                                       11

                  (i)      Election of Directors


                                        Number of Votes                 Number Votes                   Abstentions and
       Nominee for Office                     For                         Withheld                    Broker Non-Votes

Gene R. McGrevin                          30,882,237                         771,997                             -0-

Travis W. Honeycutt                       30,849,279                         804,955                             -0-

Dan R. Lee                                30,891,516                         762,718                             -0-

Rosdon Hendrix                            30,867,162                         787,072                             -0-

Kenneth F. Davis                          30,903,623                         750,611                             -0-

Olivia F. Kirtley                         30,923,293                         730,941                             -0-



                  (ii)     Proposal to Amend Isolyser's Stock Option Plan


                                                                            Abstentions and
              For                             Against                       Broker Non-Votes

           25,769,665                         4,350,992                         1,533,577



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

         Exhibit No.                        Description

         3.1(1)                             Articles of Incorporation of Isolyser Company, Inc.

         3.2(2)                             Articles of Amendment to Articles of Incorporation of
                                            Isolyser Company, Inc.

         3.3(1)                             Amended and Restated Bylaws of Isolyser Company, Inc.

         3.4(3)                             First Amendment of the Amended and Restated Bylaws of
                                            Isolyser Company, Inc.


462968.1
                                       12


         3.5(4)                             Second Amendment to Amended and Restated Bylaws of
                                            Isolyser Company, Inc.

         4.1(1)                             Specimen Certificate of Common Stock

         4.2                                Sixth Amendment of Stock Option Plan

         27.1                               Financial Data Schedule


------------------

         (1)      Incorporated by reference to the Company's registration statement on Form S-1
                  (File No. 33-83474).

         (2) Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         (3)      Incorporated by reference to Exhibit 3.1 the Company's Current Report on Form
                  8-K filed on July 29, 1996.

         (4)      Incorporated by reference to Exhibit 3.1 to the Company's Current Report on
                  Form 8-K filed December 20, 1996.



         (b) No current reports on Form 8-K were filed during the quarter for which this report is filed.



462968.1
                                       13

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 1997.


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



462968.1
                                       14