Form 10-Q
period 1997-09-30
ISOLYSER CO INC /GA/
filed 1997-11-14
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended       SEPTEMBER 30, 1997           Commission File No. 0-24866
                        ------------------                               -------





                             ISOLYSER COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Georgia                                             58-1746149
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

Yes   X       No
    ----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at November 13, 1997
-----                                           --------------------------------

Common Stock, $.001 par value                             39,380,152

489587.2

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ISOLYSER COMPANY, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)


                            ASSETS                             SEPTEMBER 30, 1997       DECEMBER 31, 1996
                            ------                             -------------------------------------------

Current Assets
         Cash and cash equivalents                             $        9,477           $  20,925
         Accounts receivable-net                                       27,437              27,691
         Inventories                                                   44,590              62,824
         Prepaid expenses and other assets                              5,215               3,562
                                                               -------------------------------------------
                  Total Current Assets                                 86,719             115,002
                                                               -------------------------------------------

Property, plant and equipment                                          93,258              88,289
         Less accumulated depreciation                               (18,617)            (12,279)
                                                               -------------------------------------------
                  Net property, plant, and equipment                   74,641              76,010
                                                               -------------------------------------------

Assets held for sale                                                    1,739               1,642
Intangibles and other assets, net                                      55,660              58,281
                                                               -------------------------------------------
                                                               $      218,759           $ 250,935
                                                               ===========================================

             LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
         Current installments of long term debt                $       40,165           $   4,497
         Accounts payable                                              10,244              10,982
         Bank overdraft                                                   251               3,229
         Accrued expenses                                               6,938               5,975
                                                               ------------------------------------------
                  Total current liabilities                            57,598              24,683
                                                               ------------------------------------------

Long term debt, excluding current installments                          5,403              47,028
         Other liabilities                                                337                 420
                                                               ------------------------------------------
                  Total liabilities                                    63,338              72,131
                                                               ------------------------------------------

Shareholders' equity
         Common stock                                                      40                  39
         Additional paid in capital                                   203,739             203,346
         Retained earnings                                           (46,492)            (21,840)
         Cumulative translation adjustment                                117                  15
         Unearned shares restricted to employee stock
         ownership plan                                                 (360)               (360)
                                                               -----------------------------------------
                                                                      157,044             181,200
Treasury shares                                                       (1,623)             (2,396)
                                                               -----------------------------------------
         Total shareholders' equity                                   155,421             178,804
                                                               -----------------------------------------
                                                               $      218,759           $ 250,935
                                                               =========================================

See accompanying notes.

489587.2

                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                          THREE MONTHS ENDED THREE  MONTHS ENDED  NINE MONTHS ENDED NINE MONTHS ENDED
                                          SEPTEMBER 30, 1997 SEPTEMBER 30, 1996  SEPTEMBER 30, 1997SEPTEMBER 30, 1996
                                          --------------------------------------------------------------------------
Net sales                                 $           41,877 $           41,956 $         124,314 $          122,981
Cost of goods sold                                    46,492             31,666           110,300             88,515
                                          --------------------------------------------------------------------------
         Gross profit                               ( 4,615)             10,290            14,014             34,466

Operating expenses:
         Selling & marketing                           6,316              7,178            19,898             20,247
         General & administrative                      3,843              3,481            11,339              9,868
         Research & development                          595                580             1,982              1,534
         Amortization of intangibles                     961              1,083             2,878              3,196
         Merger costs                                                     3,232                 -              3,341
         Restructuring cost                                -              1,390                 -              1,390
                                          --------------------------------------------------------------------------
                  Total operating expenses            11,715             16,943            36,097             39,575
                                          --------------------------------------------------------------------------
Loss from operations                                (16,330)            (6,653)          (22,083)            (5,109)
Interest income                                          118                337               458              1,467
Interest expense                                       (946)              (689)           (2,977)            (1,899)
Losses in joint venture                                 (14)               (19)              (33)               (60)
                                          --------------------------------------------------------------------------
Income (loss) before income tax expense             (17,171)            (7,024)          (24,635)            (5,601)
Income tax expense (benefit)                               6              (489)                17                228
                                          --------------------------------------------------------------------------
Income (loss) before extraordinary items  $         (17,177) $          (6,535) $        (24,652) $          (5,829)

                                          --------------------------------------------------------------------------
Extraordinary loss for refinancing of credit
facilities, net of tax benefit of $214    $                - $              578 $               - $              575
                                          --------------------------------------------------------------------------
Net loss                                  $         (17,177) $          (7,107) $        (24,652) $          (6,404)

Net loss per common share                 $           (0.44) $          (0.185) $          (0.63) $          (0.165)

                                          ==========================================================================
Weighted average number of common shares
outstanding                                           39,308             38,484            39,240             38,769
                                          ==========================================================================

See accompanying notes.

489587.2

                             ISOLYSER COMPANY, INC.
                        Condensed Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                      NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEPTEMBER 30, 1997       SEPTEMBER 30, 1996
                                                                     ---------------------------------------------------

Cash flows from operating activities:
         Net loss                                                     $   (24,652)             $    (6,405)
         Net income for Microtek Medical, Inc. for December 1995                 -                       27

Adjustments  to  reconcile  net income
(loss) to net cash (used in) provided by
operating activities:
         Depreciation                                                        5,571                    5,297
         Amortization                                                        2,879                    3,189
         Provision for doubtful accounts                                       206                       27
         Loss on disposal of property, plant & equipment                      (27)                        -
         Changes in assets and liabilities, net of acquisitions             16,617                 (25,875)
                                                                     -----------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:                           594                 (23,740)
                                                                     -----------------------------------------

Cash flows from investing activities
         Additions to property, plant and equipment net of acquisitions    (4,273)                 (16,273)
         Acquisitions, net of cash acquired                                      -                  (5,874)
                                                                     -----------------------------------------
NET CASH USED IN INVESTING ACTIVITIES:                                     (4,273)                 (22,147)
                                                                     -----------------------------------------

Cash flows from financing activities:
         Net borrowings under credit agreements                            (5,957)                   10,937
         Changes in bank overdraft                                         (2,978)                      284
         Proceeds from exercised stock options                                 574                    1,787
         Proceeds from issuance of stock                                       333                      118
         Direct costs relating to issuance of common stock                     269                     (20)
                                                                     -----------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:                       (7,769)                   13,106
                                                                     -----------------------------------------
Net decrease in cash and cash equivalents                                 (11,448)                 (32,781)
Cash and cash equivalents at beginning of period                            20,925                   54,819
                                                                     -----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $      9,477                   22,038
                                                                     =========================================

See accompanying notes.



489587.2

                             ISOLYSER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     (1) In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report").

     (2) Inventories are stated at the lower of cost or market and are summarized as follows:

                                               September 30, 1997          December 31, 1996

Raw materials and supplies                         $   26,767,000            $   20,936,000
Work in process                                         6,865,700                23,267,000
Finished goods                                         34,489,700                29,346,000
                                               ---------------------       -------------------
     Total                                             68,122,300                73,549,000
Excess, slow moving and obsolete
inventory                                            (23,517,800)              (10,041,000)
Reserve for LIFO inventory                               (14,900)                 (684,000)
                                               ---------------------       -------------------
     Total                                         $   44,589,600            $   62,824,000
                                               ---------------------       -------------------

The first-in first-out ("FIFO") valuation method is used to determine the cost of inventories except for inventories held by the Company's subsidiary, White Knight Healthcare, Inc. ("White Knight"). White Knight uses the last-in first-out ("LIFO") inventory valuation method. At September 30, 1997 and December 31, 1996, LIFO inventories approximated $24,146,000 and $28,324,000 respectively.

     (3) At September 30, 1997, the Company was not in compliance with the covenants of its credit facility pertaining to net income and net worth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     (4) Loss per common share is computed using the weighted average number of common shares outstanding during the respective periods. There is no significant difference between primary and fully diluted per share amounts for these periods.

     (5) Certain prior period amounts have been reclassified for comparative purposes.


489587.2

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 1997 (the "1997 Quarter") were $41.9 million compared to $42 million for the three months ended September 30, 1996 (the "1996 Quarter"). Net sales for the nine months ended September 30, 1997 (the "1997 Period") were $124.3 million compared to $123 million for the nine months ended September 30, 1996 (the "1996 Period"), an increase of 1.1%. Net sales during the 1997 Quarter and 1997 Period over the corresponding periods of 1996 reflect the 7.3% and 13.6% increase in sales of procedure trays and related products, respectively, the 7.1% and 10.2% increase in sales of specialty drape and related products, respectively, and the 15.5% and 8.6% increase in sales of safety products, respectively. The Company believes that increased sales for procedure trays, safety products and specialty drapes are primarily attributable to a combination of new business development and increased product usage by existing customers. Management anticipates that sales of procedure trays and related products will be adversely affected during the fourth quarter by the Company's implementation of and conversion to an upgraded manufacturing system at the Company's procedure tray operation during the fourth quarter of 1997, which is the continuation of an implementation process begun in the third quarter of 1997. Sales of the Company's pack and gown products declined 26.1% and 24.8% during the 1997 Quarter and 1997 Period over the corresponding periods of the previous year, respectively. The decline in sales of pack and gown healthcare products is attributable in significant part to the acquisition in July, 1996 of Sterile Concepts, a significant customer of the Company, by Maxxim, which is a product competitor of the Company in the pack and gown business. While Sterile Concepts remains contractually obligated to purchase from the Company a yearly minimum of $5.1 million of products until June 30, 1998, such acquisition is expected to continue to adversely affect the Company's sales for the remainder of 1997 and future periods. The Company also attributes its reduced sales of pack and gown products to a declining market for the Company's pack and gown products.

As the Company previously reported in its Annual Report, the State of California is reviewing the regulatory restrictions currently in effect on customer landfilling of LTS-treated waste in California. The Company has also been made aware that other states, including Florida and Georgia, are reviewing regulatory restrictions applicable on customer landfilling of LTS-treated waste in those states, possibly as a result of certain efforts of a product competitor. To date, these regulatory review processes have had no discernable impact on sales of safety products. In the event such processes result in further restrictions on the landfilling of such waste, such restrictions could adversely affect the Company's sales of LTS. Gross margin on sales of LTS for the 1997 Quarter and Period were in excess of 10% of corporate gross margin for such periods.

Included in the foregoing sales figures are $1.5 million in sales of OREX Degradables during the 1997 Quarter and $5.5 million during the 1997 Period, unchanged from the corresponding periods of 1996. Management believes that this flat growth rate in OREX Degradable sales is

489587.2
attributable to having only a small group of hospitals converted to using degradable versus traditional product and that the Company's ability to convert additional hospitals to degradable products has been adversely affected by product performance and quality concerns and delays in bringing OREX catalog items to market. The Company does not yet manufacture for commercial sale OREX Degradables film (and related laminates of OREX film products with non-woven products) or thermoformed and extruded products (such as bowls and basins). Sales of OREX Degradables during the 1997 Quarter and Period did not contribute any gross profits to the Company's operating results. Management believes the Company will continue to fail to receive profitable margins on sales of OREX Degradables pending a combination of selling OREX in greater volumes, the operation of the Company's OREX manufacturing plants at higher efficiencies and increasing the unit price for OREX Degradables to an amount which takes into account the disposal cost savings provided by such products. The Company is undertaking a thorough review and analysis of the market position of its OREX Degradables and related modifications to its OREX operations and growth plans, and has accordingly deemphasized the Company's sales efforts on OREX products on a temporary basis. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products at acceptable profit margins. The Company's ability to achieve such objectives is subject to a number of risks described in the Company's Annual Report including, without limitation, those described in such Annual Report under "Risk Factors - Risks of New Products" and "-Manufacturing and Supply Risks".

At September 30, 1997, the Company recorded $44.6 million of inventory on its balance sheet, net of a reserve of $23.5 million for excess, slow moving and obsolete inventory. Based on information available to the Company (such as, without limitation, the quality and aging of and current sales rates for the Company's inventories, their expected useful life, and existing reserves recorded with respect to such inventory) and judgments and estimates made by the Company concerning future events (such as, without limitation, the prices and volumes at which the Company will be able to dispose of such inventory), the Company regularly evaluates the net amounts recorded by the Company for its inventory to ensure that such amount fairly states the value of such inventory in accordance with generally accepted accounting principles. The ability of the Company to make accurate judgments and estimates necessary to establish the fair value of its inventory is inherently subject to certain risks which are exacerbated in the case of the Company's OREX inventories by the novel aspects of the Company's OREX products and absence of a significant prior operating history with respect to such products. Various of these risks are described in the Company's Annual Report including, without limitation, those described in such Annual Report under "Risk Factors - Risks of New Products" and
"Manufacturing and Supply Risks". As a part of the Company's processes for recording the net value of the Company's inventories at September 30, 1997, the Company recorded a $13.0 million reserve for potentially excess OREX inventories.

Gross profit (loss) for the 1997 Quarter and 1997 Period was ($4.6) million and $14.0 million, respectively, compared to $10.3 million and $34.5 million for the 1996 Quarter and 1996 Period, respectively. Included in cost of goods sold for the 1997 Quarter and Period is the aforementioned reserve of $13.0 million for potentially excess inventories. Exclusive of such

489587.2
reserve, gross profit for the 1997 Quarter and Period would have been $8.4 million and $27.0 million, respectively. Included in cost of goods sold for the 1996 Quarter and Period are charges of $531,000 for inventory shrinkage related to product quality deficiencies in the OREX non-woven manufacturing operation, and a $1 million reserve for slow moving and potentially obsolete inventory throughout the Company. In addition to the impact of nonrecurring charges for inventory reserves, the decline in gross margin is primarily due to excess capacity of the Company's Abbeville and Arden OREX manufacturing facilities. During the latter portions of 1996, the Company reduced production at its Abbeville and Arden manufacturing plants to more closely align production with product demand. During the 1997 Quarter and 1997 Period, the Company sold product from existing inventory, increasing excess capacities and further negatively affecting margin. Pending increased utilization of the Company's existing manufacturing capacity at its Abbeville and Arden manufacturing plants, the overhead of the Company incurred through such plants will continue to negatively impact profit margin. In an effort to improve short-term operating results and cash flow, the Company has decided to explore the possibilities of converting a portion of these capacities to manufacture on a short-term basis traditional woven and non-woven products such as polyester and polypropolene. The Company does not anticipate entering into long-term manufacturing commitments for traditional products. So long as the Company does not enter into long-term manufacturing commitments for traditional products, any such conversion should not affect the ability of the Company to satisfy its requirements for OREX Degradable products. There can be no assurances that the Company will be able to increase utilization of the Company's manufacturing capacity at its Abbeville and Arden manufacturing plants, either for the manufacture of OREX Degradables or traditional products. Gross margin was negatively affected by other factors during the 1997 Quarter and Period, as compared to comparable periods in 1996. These other factors include a decline in sales by the Company's pack and gown operations as a result of the loss of a significant customer and a general decline in that business which created excess capacity, and start-up expenses incurred by the Company and excess capacity associated with its Jacksonville distribution and manufacturing facility and its Empalme, Mexico manufacturing facility.

Consistent with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," the Company has reviewed the carrying value of the Company's Abbeville and Arden manufacturing plants. Based on forecasted usage of such plants, the Company believes that it would be inappropriate under generally accepted accounting principles to record any impairment charges with respect to such assets. If, however, the Company were in the future to determine to dispose of such assets or new information or improved judgments resulted in a reduction of the Company's forecasted usage of such plants causing the plants to be considered to be impaired, the Company would be required to record an impairment loss equal to the excess of the carrying value of such assets over their fair value, thereby adversely affecting operating results.

Selling and marketing expenses were $6.3 million or 15.1% of net sales in the 1997 Quarter compared to $7.2 million or 17.1% of net sales in the 1996 Quarter. Selling and marketing expenses were $19.9 million or 16.0% of net sales in the 1997 Period compared to $20.2 million

489587.2
or 16.5% of net sales in the 1996 Period. The decrease during the 1997 Quarter is a result of decreased salaries and benefits associated with reducing the Company's sales and marketing personnel.

General and administrative expenses were $3.8 million or 9.2% of net sales in the 1997 Quarter compared to $3.5 million or 8.3% of net sales in the 1996 Quarter. General and administrative expenses were $11.3 or 9.1% of net sales in the 1997 Period compared to $9.9 million or 8.0% of net sales in the 1996 Period. The increase in general and administrative expenses was primarily attributed to costs related to several software and hardware installations, and costs related to the Company's corporate office.

Research and development expenses were $595,000 or 1.4% of net sales in the 1997 Quarter compared to $580,000 or 1.4% of net sales in the 1996 Quarter. Research and development expenses were $2.0 million or 1.6% of net sales in the 1997 Period compared to $1.5 million or 1.2% of net sales in the 1996 Period. The increase in research and development expense was primarily attributed to the Company's development of fiber and compounding technology.

Amortization of intangibles in the 1997 Quarter and 1996 Quarter was $961,000 and $1.1 million, respectively. Amortization of intangibles in the 1997 Period and 1996 Period was $2.9 million and $3.2 million, respectively.

The resulting loss from operations during the 1997 Quarter was $16.3 million as compared to loss from operations of $6.7 million during the 1996 Quarter. Loss from operations was $22.1 million for the 1997 Period as compared to loss from operations of $5.1 million during the 1996 Period. Included in loss from operations during the 1997 Quarter and Period is $13.0 million in inventory reserves. Included in loss from operations during the 1996 Quarter and Period are $1.5 million in inventory write-offs and reserves, $1.4 million in restructuring charges associated with the Microtek merger and $3.2 million in the 1996 Quarter and $3.3 million in the 1996 Period of nonrecurring costs associated with such merger. After excluding these non-recurring expenses, the resulting loss from operations for the 1997 Quarter was $3.3 million compared to $500,000 for the 1996 Quarter, and $9.1 million in the 1997 Period compared to operating income in the 1996 Period of $1.2 million.

Interest income was $118,000 in the 1997 Quarter compared to $337,000 in the 1996 Quarter, and $458,000 in the 1997 Period compared to $1.5 million in the 1996 Period. The decrease in interest income is primarily attributed to a reduction of the Company's cash position as a result of the acquisition of OREX Degradable inventory and manufacturing capabilities during 1996.

Interest expense was $946,000 in the 1997 Quarter compared to $689,000 in the 1996 Quarter, and $3.0 million in the 1997 Period compared to $1.9 million in the 1996 Period. The increase in interest expense is primarily attributed to the Company's acquisition of OREX Degradable inventory and manufacturing capabilities during 1996.


489587.2

Provision for income taxes reflect an expense for the 1997 Quarter of $6,000 compared to a tax benefit of $489,000 for the 1996 Quarter. The provision for income taxes reflects an expense for the 1997 Period of $17,000 as compared to an expense of $228,000 for the 1996 Period.

The resulting net loss was $17.2 million for the 1997 Quarter compared to net loss of $7.1 million for the 1996 Quarter. The net loss was $24.7 million for the 1997 Period as compared to net loss of $6.4 million for the 1996 Period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's cash and equivalents totaled $9.5 million as compared to $20.9 million at December 31, 1996.

During the 1997 Period, the Company generated $594,000 of cash in operating activities as compared to a cash use of $23.7 million in the 1996 Period. Cash generated during the 1997 Quarter and Period is primarily attributable to better management of working capital. The Company used $4.3 million in investing activities during the 1997 Period, primarily for several computer hardware and software implementations, as compared to $22.1 million used in investing activities during the 1996 Period. During the 1997 Period, the Company used $7.8 million in cash for financing activities as compared to cash provided by financing activities of $13.1 million during the 1996 Period. The Company's use of cash during the 1997 Period for financing activities is primarily due to a net reduction of debt of $8.9 million between December 31, 1996 and September 30, 1997.

As more fully described in the Company's Annual Report, the Company has a $55 million credit agreement (the "Credit Agreement") consisting of a $40 million revolving credit facility maturing on August 31, 1999 and a $15 million term loan facility maturing on August 31, 2001. Current additional borrowing availability under the revolving credit facility at September 30, 1997 was approximately $8.6 million. Outstanding borrowings under the revolving credit facility were approximately $24.5 million at September 30, 1997. Outstanding borrowings under the term loan facility were $13 million at September 30, 1997. The Credit Agreement provides for the issuance of up to $3 million in letters of credit. Outstanding letters of credit were $50,000 at September 30, 1997. At September 30, 1997, the Company was in violation of covenants contained in the Credit Agreement concerning net income and net worth primarily as a result of additional inventory reserves recorded at September 30, 1997. The Company has requested but has not yet received a waiver from its lenders with respect to such violation and has accordingly classified its indebtedness under the Credit Agreement as short-term debt in the accompanying balance sheet. No assurances can be provided that the Company will obtain a waiver of the covenant violations, and the failure to obtain such waiver would have a material adverse effect upon the Company. At September 30, 1997, outstanding indebtedness under the Credit Agreement exceeded the Company's cash and cash equivalents. The Company has violated certain financial covenants contained in its Credit Agreement in its prior three fiscal quarters and obtained waivers of such violations. No assurances can be provided that violations of covenants contained in the Company's Credit Agreement will not occur in the future or, if such violations occur, that those violations will be waived. In addition, such Credit Agreement

489587.2
currently requires the Company to operate during 1998 on a monthly basis with a positive net income. While the Company's lenders have agreed to discuss with the Company a modification of such covenant, no assurances can be provided that such covenant will be modified or that the Company will not default in the future under its Credit Agreement. Any unwaived default by the Company under the Credit Agreement would be expected to have a material adverse effect upon the Company.

Based upon its current business plan and assuming the continued availability of its existing credit facility, the Company currently expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements over the next year. Currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuance of common stock in subsequent years. There can be no assurances that the Company could obtain any required additional debt financing or successfully consummate an issuance of common stock on terms favorable to the Company, if at all.

Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those in the immediately preceding paragraph, include forward- looking statements made under the provisions of the Private Securities Litigation Reform Act. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's Annual Report including, without limitation, those described in the Annual Report under "Risk Factors - Limited Operating History; Net Losses", "-Risks of New Products", "-Risks of Expansion", "-Manufacturing & Supply Risks" and "-Liquidity Risks".

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.



                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in routine litigation and proceedings in the ordinary cause of business. Management believes that pending litigation matters will not have a material adverse effect on the Company's financial position or results of operations.


489587.2

ITEM 2.  CHANGES IN SECURITIES

     During the quarter for which this report is filed, there have been no material modifications in the instruments defining the rights of shareholders. During the quarter for which this report is filed, none of the rights evidenced by the shares of the Company's common stock have been materially limited or qualified by the issuance or modifications of any other class of securities. During the quarter for which this report is filed, the Company sold no equity securities of the Company that were not registered under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     At September 30, 1997, the Company was not in compliance with the covenants of its credit facility pertaining to net income and net worth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

Exhibit No.     Description
-----------     -----------

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

489587.2

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



489587.2

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 1997.

                                        ISOLYSER COMPANY, INC.


                                        By:/s/ Gene R. McGrevin
                                           Gene R. McGrevin
                                           President
                                           (principal executive officer)

                                        By:/s/ Peter A. Schmitt
                                           Peter A. Schmitt
                                           Chief Financial Officer
                                           (principal financial officer)

                                      -14-
489587.2