Form 10-K
period 1997-12-31
ISOLYSER CO INC /GA/
filed 1998-04-01
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1997     Commission File Number: 0-24866
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    [ X ]        No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by nonaffiliates of the registrant based on the sale trade price of the common stock as reported on The Nasdaq Stock Market on March 26, 1997, was approximately $93.7 million. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

At March 24, 1998, there were outstanding 39,958,300 shares of the registrant's common stock, $.001 par value per share.

Documents incorporated by reference: Certain exhibits provided in Part IV are incorporated by reference from the Company's Registration Statements on Form S-1 (File Nos. 33-83474 and 33-97086), Registration Statement on Form S-4 (File No. 333-7977), Registration Statement on Form S-8 (File Nos. 33-85668), annual report on Form 10-K for the periods ended December 31, 1994, December 31, 1995, and December 31, 1996, and current reports on Form 8-K dated May 31, 1995, September 18, 1995, June 4, 1996, August 30, 1996 and December 19, 1996.


526150.6

         Note: The discussions in this Form 10-K contain forward looking statements that involve risks and uncertainties. The actual results of Isolyser Company, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", particularly "Business -- Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1998 and beyond to differ materially from those expressed or implied in any forward looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Business -- Risk Factors" in this Form 10-K.

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

    The Company's products address a number of important trends in the health care industry:

    Facilitating Environmental Protection and Regulatory Compliance. The disposal of large volumes of infectious and hazardous solid and liquid waste generated by the health care and other industries has attracted increasing public awareness and regulatory attention. The Environmental Protection Agency ("EPA") has issued regulations regarding incineration of potentially infectious waste reportedly having the potential of closing many hospital incinerators, and the Department of Transportation has issued regulations regarding the transportation of potentially infectious waste. The American Hospital Association has recommended that bio-hazardous waste be treated the same day it is generated. Isolyser's products provide responsible compliance solutions to compliance objectives. For example, OREX(R) Degradables(TM) reduce the volume of solid waste placed into the environment (OREX Degradables), LTS(R) converts liquid waste into solid polymers (LTS) and SMS(R) encapsulates and physically disinfects sharps (SMS).

    Meeting Health Care Cost Containment Initiatives. The health care industry is under increasing pressure to reduce costs and improve efficiency. The Company believes that its products and services facilitate cost-effective regulatory compliance, reduce labor intensive disposal processes and provide a method to reduce the cost of disposing of infectious and hazardous waste. As a result, a greater portion of limited health care resources may be devoted directly to patient care. The Company's procedure trays and equipment drapes facilitate cost containment by reducing inventory volume and handling costs and by decreasing operating room setup and clean up time, enabling hospitals to increase the volume of procedures which may be performed.

    Protecting Staff, Patients and the Public from Infection and Injury. The health care industry has experienced a substantial increase in the transmission of infectious diseases (such as HIV/AIDS and hepatitis) through cross-infection. A 1990 conference sponsored by the Centers for Disease Control reported that hospital-acquired

526150.6
bloodstream  infections  increased  133% from 1980 to 1989.  Many hospitals have established committees and created new professional positions to manage this problem and monitor compliance with regulatory requirements. The Company believes that its products directly and immediately reduce the risk of cross-infection and promote compliance with professional, industry and regulatory mandates by providing solutions for safe and effective handling of potentially infectious and hazardous waste at the Point-of-Generation.

Business Strategy

    The Company's goal is to become a leading developer of ecologically beneficial degradable materials, products and services. The Company intends to improve its operating results through the commercialization of OREX Degradables, increased focus upon the Company's core businesses, planned dispositions of underperforming assets and businesses, and continued new product development. See "Risk Factors".

    Commercializing OREX Degradables. The Company seeks to penetrate the market for traditional disposable and reusable products by converting users of those products to OREX Degradables, and has in the past sought to achieve that objective with an initial primary focus on the health care industry. The Company has sought to accomplish this goal by replacing conventional disposable and reusable products used in procedure trays with OREX Degradables and selling OREX Degradables on a stand-alone basis and in supplemental packs. During 1997, the Company substantially reduced efforts to increase sales of OREX Degradables while, among other things, preserving its existing base of hospitals purchasing OREX Degradables and evaluating means to exploit the market position of OREX Degradables within its various market potentials. The Company intends to continue its investment in OREX Degradables by continuing to improve its line of OREX products, identifying manufacturing and marketing opportunities which achieve satisfactory profit margins on such products, and seeking to form and continually support strategic alliances designed to advance the commercialization of OREX Degradables. The Company continues to evaluate manufacturing techniques to improve the quality of OREX products and reduce manufacturing costs, while identifying and seeking access to more profitable markets for its OREX products, both through strategic alliances and its independent resources. There can be no assurance that OREX Degradables will achieve or maintain substantial acceptance in their target markets. See "Risk Factors -- Limited Operating History; Net Losses" and "-- Risks of New Products".

    Increased Focus on Core Businesses. The Company recently announced a revised business structure which includes the creation within the Company of three business units, namely (1) OREX Commercial Development, (2) Infection Control and (3) Product Packaging (including procedure trays). In addition to creating a business unit dedicated to OREX commercialization as described above, this structure facilitates accountability and increases focus on achieving improved operating results within each business unit.

    Planned Dispositions. The Company recently announced its plan to sell its 207,000 square foot OREX Degradables materials manufacturing plant located in Abbeville, South Carolina, its 128,000 square foot OREX Degradables non-woven fabric plant located in Arden, North Carolina, its OREX fiber manufacturing plant in Charlotte, North Carolina, and its subsidiary company, White Knight Healthcare, Inc. ("White Knight"), which provides conversion manufacturing and marketing of various non-woven disposable products and specialty apparel. There can be no assurance that the Company will be able to successfully sell all or any of the foregoing assets at satisfactory prices. If successful, the Company believes these planned divestitures will provide funds to reduce debt, relieve the Company of the burdens associated with such underperforming assets and provide increased focus upon the remaining business units described above. See "Risk Factors -- Risks of Planned Divestitures".

    Continuing New Product Development. The Company plans to continue to improve, develop and introduce new and innovative products to the marketplace designed to promote cost-effective achievement of occupational safety, environmental protection and regulatory compliance objectives through continued research and development. In addition, the Company will continue to substantiate the safety and effectiveness of its products with testing and to seek regulatory approval for use of its products where applicable. See "Risk Factors - Risks of New Products" and "-- Regulatory Risks".


526150.6

Products and Markets

    OREX Degradables

    OREX Degradables are a line of products that provide protection to the hospital staff, patient and environment while providing cost effective solutions to the problems associated with solid waste reduction and disposal. OREX Degradables are manufactured from a thermoplastic, hot water soluble polymer, which can be configured into an array of products such as woven fabrics (including operating room towels, absorbent gauze and laparotomy sponges), non-woven fabrics (including gowns, surgical drapes, mop heads and surgical headwear), films (including fluid collection bags, packaging materials and equipment drapes), thermoformed and extruded items (including syringes, bowls, instruments and tubing) as well as combinations of these configurations (including diapers, underpads and laminates). OREX Degradables perform like traditional disposable and reusable products; however, unlike traditional products, OREX Degradables can be degraded or dissolved in hot water in a specially designed washing machine (the OREX Processor) after use for safe disposal through the municipal sewer system. See "Risk Factors -- Limited Operating History; Net Losses,"-- Risks of New Products", "-- Manufacturing and Supply Risks" and "-- Regulatory Risks".

    The Company believes that its OREX Degradables not only minimize the quantity and cost of solid waste disposal, but also help to protect against the transmission of infectious diseases such as HIV/AIDS and hepatitis by providing disposal at the Point-of-Generation. Additionally, OREX Degradables facilitate environmental protection by reducing the volume of potentially infectious and hazardous waste that is either incinerated or transported to landfills. Finally, the Company believes that OREX Degradables address regulatory compliance initiatives such as the bloodborne pathogen rule promulgated under OSHA as well as state initiatives to reduce the volume of solid waste. The Company has been initially focused on delivering OREX Degradables to the health care industry. While independent market research has estimated a substantial United States market for non-woven disposable medical products, the Company currently believes that OREX Degradables may be best suited for use within a subset of such healthcare market at hospitals willing to purchase OREX Degradables at a price which reflects the added benefits of degradable products such as facilitating environmental protection, complying with regulations and saving on infectious waste disposal costs. Management also believes that the technology used to develop OREX Degradables has the potential for broad commercial applications beyond the health care industry where protection from potentially infectious or hazardous waste and reduction of solid waste is important, such as the nuclear power industry. See "Risk Factors -- Risks of New Products".

    OREX is manufactured from a variety of organic, degradable polymers that have been modified to dissolve or degrade only in hot water. The basic compound used to manufacture OREX Degradables woven and non-woven products is a polymer known as polyvinyl alcohol ("PVA"), a safe material widely used in a variety of consumer products such as eye drops, cosmetics and cold capsules. The Company more recently has begun to develop the use of other polymers to test manufacture OREX Degradables film and thermoformed and extruded products. Through a manufacturing process developed by the Company, these polymers are modified so they will dissolve or degrade only in hot water. See "Risk Factors -- Manufacturing and Supply Risks". Unlike traditional disposable products that must be disposed of through either incineration or landfill, OREX Degradables may be disposed of at the Point-of-Generation through the municipal sewer system by dissolving or degrading them in hot water in an OREX Processor. An OREX Processor is a standard commercial washing machine specially adapted primarily by upgrading its water heater and removing the spin cycle. While a number of suppliers exist for such washing machines, the Company has entered into arrangements with three washing machine distributors for the supply of OREX Processors at a retail cost of approximately $2,000 for a low capacity unit, approximately $8,500 for a mid-capacity unit and approximately $20,000 for a large capacity unit. Disposal in this manner reduces the need for storage, handling and off-site transportation of waste, reduces the potential for cross-infection, reduces the total volume of solid waste and facilitates regulatory compliance. An industry standard method for disposal of blood, with or without infectious disease contamination, is through the municipal sewer system. While the Company makes no claims or representations in its product advertising or labeling that the disposal method for OREX Degradables renders the disposal matter non-infectious, independent test results indicate that dissolving OREX Degradables in hot water inactivates in excess of 99% of tested microorganisms. Disposal in this manner is not subject to federal regulation but may be regulated by state and local sewage treatment plants to the extent that sewer discharges from hospitals or other facilities may interfere with the proper functioning of such plants. Based on product testing and available research, the Company believes that OREX Degradables manufactured from PVA will not interfere with the proper

526150.6
functioning of sewage treatment plants. Based on such testing and research, the Company has obtained over 100 written and verbal non-binding concurrences and is in the process of seeking additional non-binding concurrences with the Company's conclusions from local authorities. While the Company is undertaking evaluation of OREX Degradables manufactured from polymers other than PVA, no assurances can be provided that such non-PVA based OREX will not interfere with the proper functioning of sewage treatment plants. See "-- Government Regulation" and "Risk Factors -- Regulatory Risks".

    Tests conducted by Isolyser and independent third parties (such as testing laboratories) indicate that OREX Degradables woven and non-woven fabric and film can be produced to have the fluid resistance, moisture vapor transmission, flame retardancy, impact protection and other characteristics of corresponding conventional disposable and reusable products. To date, the Company has not successfully completed certain non-woven fabric finishing applications to lighter weight non-woven fabrics, necessitating the substitution of heavier weight fabric for certain finished products. The Company has completed limited field trials and has marketed OREX Degradables at a total of more than 250 hospitals. Prior OREX field trials, which consisted of monitored use of one or more of a limited number of OREX Degradables woven and non-woven products, have confirmed that such OREX Degradables products perform in a manner substantially equivalent to similar disposable and reusable products. The Company's marketing plan for OREX Degradables has been to provide increased focus on a limited number of hospitals to seek to convert such hospitals from using traditional disposable and reusable products to OREX Degradables products, first by conducting product introductions through, for example, field trials and thereafter by sales follow-through. These marketing efforts have been hindered by delays in the Company's manufacturing schedule for expanding the OREX product line and certain product performance issues. See "Risk Factors -- Manufacturing and Supply Risks". Beginning at the end of 1995 and through 1996, the Company engaged in a program of actively expanding its line of internally manufactured OREX Degradables products in order to meet a customer's requirements to justify conversion to degradable products, including the installation of an OREX
Processor. The Company now offers over 200 OREX catalog items (including both sterile and non-sterile OREX products) which the Company believes address substantially all non-woven products most often used by hospitals. Management of the Company believes approximately 15 hospitals currently use OREX Degradables for substantially all of their patient draping requirements. The Company has followed a marketing strategy of making the OREX products available at prices which do not take into account disposal cost savings provided by the Company's products in order to seek to achieve market acceptance of OREX products. While the Company's aggressive strategies to market OREX Degradables have resulted in an expanded and improved line of OREX products and a core group of hospitals which continue to purchase OREX Degradable products, the Company has not been able to sell such products at acceptable profit margins. No assurance can be given that hospitals will use OREX Degradables, that OREX Degradables will achieve or maintain acceptance in its target markets or that the Company will be successful in selling OREX Degradables at a price providing satisfactory margins to the Company. See "Risk Factors -- Risks of New Products".

    The Company has not been satisfied with its performance to date in manufacturing and selling OREX Degradables. The Company began limited commercial sales of limited quantities of OREX Degradables during the first nine months of 1995 following the Company's receipt of regulatory clearances and the delivery of contract manufactured operating room towels, sponges and certain other products in sufficient quantities to commence sales. Meaningful sales of OREX Degradables, however, began to occur only in the fourth quarter of 1995, during which approximately $514,000 of such products were sold. Beginning during the first quarter of 1996, progress continued in introducing OREX Degradables products to the health care market by including OREX Degradables in the Company's procedure trays and packs. Through this distribution method, over 400 hospitals were purchasing OREX Degradables in variable volumes in 1996. Throughout 1996, the Company worked toward improving the quality of its OREX products while expanding the number of types of OREX products available for regular supply. During 1996, the Company recorded $10.0 million of reserves for OREX inventory which the Company believes is the proper amount to be recorded due to improvements in manufacturing processes realized during the latter portions of 1996 which rendered certain existing inventories second quality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors -- Risks of New Products". Total net sales of OREX Degradables in 1996 approximated $7.1 million, primarily in health care markets. Some of these sales included distributor stocking orders, and quarter to quarter sales of OREX remained flat over 1996. Based in part on this flat growth rate, the Company has not enjoyed sufficient demand for its OREX products to seek to operate its OREX manufacturing plants at high efficiencies and thereby reduce manufacturing costs. Such manufacturing inefficiencies, and related unabsorbed manufacturing overhead, coupled with unit pricing for sales

526150.6
of OREX Degradables at an amount which does not take into account the disposal cost savings provided by these products, has caused the Company to fail to achieve profitable margins on the sales of OREX Degradables to date.

    As a result of various factors, including greater profits to be achieved by the Company's sale of its traditional rather than degradable products, the
Company reduced its marketing efforts for OREX Degradables in 1997. The Company's sales of OREX Degradables in 1997 approximated $8.1 million, primarily in health care markets. In 1997, the Company recorded a reserve of $13 million for potentially excess OREX inventories, substantially reduced its production at its Abbeville and Arden OREX materials manufacturing plants, and recorded an impairment charge of $57.3 million against certain of its assets including its Abbeville, Arden and Charlotte OREX materials manufacturing plants and its White Knight subsidiary to reduce the carrying value of such assets to their estimated fair value. Based upon a combination of factors, including determinations by the Company that the carrying value of such assets are not justified by current OREX sales volumes, the Company's belief that it could satisfy any future requirements for manufacturing woven and non-woven OREX products from third party contract manufacturers, and the Company's objective to reduce its debt, the Company has made a decision to seek to sell its Abbeville, Arden and Charlotte OREX materials plants and its White Knight subsidiary. There can be no assurances that the Company will be able to successfully sell all or any of the foregoing assets at satisfactory prices. If successful, the Company believes these planned divestitures will provide funds to reduce debt, relieve the Company of the burdens associated with these underperforming assets and provide increased focus upon the remaining business units operated by the Company. See "Risk Factors -- Risks of Planned Divestitures".

 Infection Control Products

    The Company recently formed a business unit called the Infection Control Group which consists primarily of the equipment drape and fluid control products manufactured by the Company's subsidiary, Microtek Medical, Inc.
("Microtek"), and the Company's safety products and services.

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

    The Company acquired Microtek in a pooling of interests transaction as of September 1, 1996, and the Company's financial statements have accordingly been restated to include Microtek's financial statements. For 1995, 1996 and 1997, sales of Microtek products accounted for approximately 28%, 24% and 27% of the Company's total revenues, respectively. Included in such sales figures are $7.3 million, $7.9 million and $8.5 million of export sales by Microtek during 1995, 1996 and 1997, respectively.

    The Company offers several other lines of safety products and services for the management of potentially infectious and hazardous waste. These safety products and services are described below.


526150.6

    Liquid Treatment System (LTS) is a super-absorbent powder which converts potentially infectious liquid waste into a solid waste suitable for landfill disposal. Unlike conventional super-absorbents, LTS products are designed to work across a wide pH range and electrolyte concentration, and absorb and solidify without mechanical intervention such as stirring. LTS is typically added to a suction canister or other fluid collection device in which blood or other body and irrigation fluids are collected during surgery or in wound drainage after surgery. Product testing and laboratory analyses indicate that LTS inactivates over 99% of tested microorganisms. LTS converts liquid waste into a solid waste, thereby facilitating handling, transportation and disposal. LTS can also be used to clean up spills of potentially infectious liquid waste. Regardless of whether LTS is disposed of in landfills or through incineration or other special process, LTS provides advantageous occupational safety benefits by Point-of-Generation treatment of potentially infectious liquid waste. The Company has independent test results verifying product performance, has received approvals from certain states to landfill LTS-treated waste and has a greater number of sales representatives than its competitors. Based on the number of suction canisters and other fluid collection devices sold in the United States, the Company estimates that at least a $90.0 million market exists for LTS. LTS may be sold in bulk or packaged separately with a canister or other fluid collection device. See "-- Government Regulation".

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

    Onsyte System is a mobile waste treatment unit that utilizes microwave technology and steam to render infectious waste non-hazardous. The system then shreds and grinds the material, making it non-recognizable and suitable for disposal in landfills. In 1993, Isolyser began offering its Onsyte System to hospitals and other waste generators as part of its umbrella approach to waste management. In May 1995, the Company acquired SafeWaste Corporation ("SafeWaste") to provide, among other things, improved marketing and management of the Company's mobile medical waste treatment services. SafeWaste, based in Charlotte, North Carolina, operates the Company's three Onsyte Systems and a mobile waste treatment unit through a joint venture with a customer of SafeWaste.

    The Company also manufactures and markets various other products. In April, 1996, Microtek purchased the Venodyne division of Advanced Instruments, Inc. which manufactures and markets pneumatic pumps and disposable compression sleeves for use in reducing deep vein thrombosis. Sales of these products have not been material to the Company's results of operations.

Product Packaging (Procedure Trays)

    The Company recently formed a business unit called Product Packaging which consists principally of its procedure tray products. Procedure trays are sterilized packs which include all components (traditionally conventional disposable or reusable medical products such as, for example, laparotomy sponges, drapes and suction tubing) used in medical (primarily surgical) procedures. Custom and standard procedure trays can be utilized in a wide range of procedures, such as cardiovascular surgery and angiography, orthopedic surgery, laparoscopic and endoscopic procedures and Caesarean-sections. Custom trays are assembled according to the specific requirements of the hospital end user. Isolyser entered the procedure tray market with the acquisition (the "Atkins Acquisition") of Charles Atkins and Company, Ltd. ("Atkins") on February 28, 1993, and currently conducts its procedure tray business through its subsidiary MedSurg Industries, Inc. ("MedSurg"), which it acquired (the "MedSurg Acquisition") on December 31, 1993. For 1995, 1996 and 1997, sales of procedure trays and related products accounted for approximately 46%, 34% and 37% of the Company's total revenue, respectively. The Company made the Atkins and MedSurg acquisitions because it believes there are synergies between OREX Degradables and procedure trays, namely (i) the tray business serves as a distribution channel for OREX Degradables and (ii) OREX Degradables differentiate the Company's procedure trays from those of its competitors. Moreover, the Company's

526150.6
sales persons marketing procedure trays are uniquely situated to market OREX Degradables because of their direct relationship with hospital operating room personnel who are important to the decision-making process in purchasing OREX Degradables and such sales persons' knowledge about regulatory and environmental benefits and issues related to OREX Degradables.

 White Knight

    The Company acquired White Knight as of September 1, 1995. Through White Knight, the Company manufactures and markets non-woven infection control products and protective apparel for use primarily in the health care industry. As an outgrowth of a business founded in the 1950s and evolved over a series of mergers, acquisitions and restructurings, White Knight pioneered the disposable medical products market in the early 1970s, and is today a manufacturer and converter (in competition with other larger companies such as Allegiance Corporation ("Allegiance")) of non-woven sterile and non-sterile products. White Knight is a Pennsylvania corporation formed in 1991 to acquire substantially all of the assets of the White Knight Health Care division of Work Wear Corporation, Inc., which at the time was a debtor-in-possession under Chapter 11 of the Bankruptcy Code of 1978, as amended.

    White Knight's principal products and related markets can be categorized into two overlapping groups. The first and largest, called the medical products division, manufactures non-woven disposable surgical apparel, drapes and accessory products (including drapes, gowns, shoe covers, masks and caps) for use in hospitals and surgical centers. The second product group and related market, called the specialty apparel division, manufactures disposable and reusable apparel (such as coveralls, lab coats, frocks, hoods, foot coverings, masks, caps and isolation gowns) which are in part an extension of White
Knight's medical products and which are marketed for use in clean room environments, laboratories and other industrial applications (including clean rooms for pharmaceutical, electronic and biotech industries as well as automotive and paint industries).

    Net sales of White Knight for the period from September 1, 1995 through December 31, 1995, represented 18% of the Company's total revenue for the year ended December 31, 1995. Net sales of White Knight in 1996 and 1997 represented 35% and 30%, respectively, of the Company's total revenue. Included in such sales figures are $1.4 million, $4.5 million and $3.3 million of export sales by White Knight during the last four months of 1995 and during 1996 and 1997, respectively. Prior to the Company's acquisition of White Knight, the Company made no material export sales.

Marketing and Distribution

    Substantially all of the Company's sales in 1997 were made to the health care market. Hospitals purchase most of their products from a few large distributors, many of which provide inventory control services to their customers. The Company believes that a key to penetrating the health care market is a strong sales force capable of educating distributors and end users about the unique characteristics of its products so that distributors will recommend and end users will request the Company's products. Achieving market penetration of the Company's products is subject to a number of risks. See "Risk Factors - Risks of New Products".

    As a part of a restructuring plan implemented during 1997, the Company substantially reduced its sales force. As of December 31, 1997, the Company's marketing and sales force consisted of 82 sales representatives, six field sales managers, one home office sales manager, five marketing managers and 21 persons in customer support. The Company is dependent upon a few large distributors for the distribution of its products. The Company's top three customers accounted for approximately 35% of the Company's total revenues during 1997. Of these customers, only Owens & Minor, Inc. accounted for over 10% of the Company's total sales during 1997. Because distribution of medical products is heavily dependent upon large distributors, the Company anticipates that it will remain dependent upon these customers and others for the distribution of its products. If the efforts of the Company's distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company's products, the Company's sales may be materially adversely affected. See "Risk Factors - Reliance Upon Distributors".

    While the Company introduced OREX Degradables to the health care industry on a limited basis in March, 1994, meaningful sales of OREX Degradables did not commence until 1996. Over this time, the Company conducted field trials of certain OREX Degradables products as a method to introduce this new technology to the health care

526150.6
marketplace. See "Products and Markets -- OREX Degradables". During 1996, the Company continued to conduct such field trials while concurrently including various OREX Degradables products, as they became available, in procedure trays and by selling such products on a stand-alone basis and in supplemental packs. As a result of various factors including unprofitable sales of OREX, the Company substantially reduced its marketing efforts for its OREX products during 1997. There can be no assurance that OREX Degradables will achieve or maintain substantial acceptance in their target markets or that the Company will be successful in selling OREX Degradables at a price providing satisfactory margins to the Company. See "Risk Factors -- Risks of New Products" and "-- Manufacturing and Supply Risks".

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

    Under an agreement entered into between White Knight and Sterile Concepts, Sterile Concepts agreed to purchase a yearly minimum of $5.1 million of products from White Knight until June 30, 1998. A portion of the purchase price payable for these products by Sterile Concepts to White Knight is used to amortize certain notes payable by White Knight to Sterile Concepts, thereby providing certain trade discounts on product sales from White Knight to Sterile Concepts. To the extent these notes are not entirely satisfied through these trade discounts, the notes terminate at January 15, 2000 regardless of whether there remains any unpaid principal or interest outstanding at that time. In July, 1996, Sterile Concepts was acquired by Maxxim Medical, Inc. ("Maxxim"), a vertically integrated manufacturer and marketer of medical products competitive with those of the Company. While Sterile Concepts had historically purchased more than its minimum purchase obligation from White Knight, beginning in 1997, Sterile Concepts failed to fulfill its purchase obligations under its underlying agreement with White Knight. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    The Company's total export sales during 1995, 1996 and 1997 were $8.7 million, $12.4 million and $11.8 million, respectively. Outside the United
States, the Company markets its products principally through a network of approximately 80 different dealers and distributors. As of December 31, 1997, the Company also had five sales representatives operating in international markets, and maintains an office and warehouse distribution center near
Manchester, England and an office for one of its sales representatives and support personnel in Luxembourg, Europe.

    As a part of its White Knight  business,  the Company  markets various woven and non-woven apparel (such as coveralls, lab coats, frocks, hoods, foot coverings, masks, caps, isolation gowns, headrests and pillowcases) in industrial markets such as clean room environments, laboratories, mass transportation industries and automotive industries. The Company maintains a sales force of five employees and a complementary set of independent sales representatives dedicated to direct selling in this industry. The Company sells its non-woven disposable industrial products primarily through large distributors and sells the woven reusable industrial products primarily through direct sales to service providers such as clean room launderers. Sales of OREX Degradables within industrial markets has not to date been material to the Company's results of operations. The Company has entered into a distribution agreement with a large nuclear industry launderer for the supply of OREX
Degradables apparel and ancillary products such as OREX Degradables towels. However, no sales have occurred to date under such distribution agreement as processing evaluations continue to perfect means of removing hazardous and radioactive contaminants from wastewater containing dissolved OREX Degradables products. Preliminary product evaluations and testing in the nuclear market have yielded positive results. Until these processing evaluations prove successful, no assurances can be provided that OREX Degradables will achieve market acceptance within the nuclear industry.

    On March 1, 1992, Isolyser entered into a distribution agreement with Allegiance, a leader in the sale of suction canisters and related apparatus. Under this agreement, Allegiance had an exclusive right in the United States and Canada to distribute LTS to the hospital and free standing surgery center market and the nonexclusive right to sell and distribute LTS to the non-hospital health care market. The agreement expires February 28, 1999 and is subject to renewal for one-year terms thereafter unless otherwise terminated. Effective at the end of 1994, Isolyser terminated Allegiance's exclusive LTS distribution rights in accordance with the terms of the subject agreement

526150.6
allowing for such termination if Allegiance did not achieve certain minimum purchase requirements. During 1996, the Company began to distribute LTS through other national distributors. Beginning in November, 1997, Allegiance substantially reduced its purchases of LTS products. The Company believes that such reduction of purchases may be temporary and that many of the Company's customers using LTS maintain a preference for such product over competitors' products. Such cessation of purchases may be related to recent regulatory developments affecting LTS. See "-- Government Regulation", "Risk Factors -- Reliance Upon Distributors" and "-- Regulatory Risks".

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

    Until 1997, the Company had followed a strategy of capital equipment purchases and acquisitions to expand and vertically integrate the Company's manufacturing capabilities, thereby enabling the Company to manufacture and convert into finished goods many OREX Degradables internally. In January 1995, the Company acquired a 128,000 square foot manufacturing facility located in Arden, North Carolina which became operational later in 1995 as an OREX Degradables non-woven fabric manufacturing plant. Effective June 1995, the Company acquired a 207,000 square foot manufacturing facility located in Abbeville, South Carolina which started operations as an OREX Degradables woven manufacturing plant at the end of 1995. The Company has simultaneously sought to both expand the catalog of OREX products manufactured by the Company and improve the quality of such products. While the Company now believes it manufactures substantially all non-woven products most often used by hospitals, the Company has not been satisfied with the quality of certain of its OREX products. For example, the Company to date has not successfully completed certain non-woven fabric finishing applications to lighter weight non-woven fabrics, necessitating the substitution of heavier weight fabric for certain finished products. See "Risk Factors Manufacturing and Supply Risks".

    The manufacturing capacity at the Company's OREX materials manufacturing plants has significantly exceeded product demand, which has caused the Company to incur overhead cost which have not been absorbed in the cost of product sales. In 1997 the Company recorded a reserve of $13 million for potentially excess OREX inventories, substantially reduced its manufacturing operations at its Abbeville and Arden OREX materials manufacturing plants, and recorded impairment charges of $57.3 million to certain of its assets, including its Abbeville, Arden and Charlotte materials manufacturing plants, to reduce the carrying value of such assets to their estimated fair value. The Company further determined to seek to dispose such assets as OREX sales volumes did not justify the continued carrying of such assets, the Company's belief that it could satisfy any future requirements for manufacturing woven and non-woven products from third party contract manufacturers, and the Company's objective to reduce its debt. See "-- Business Strategy", "- Products and Markets", "Management's Discussion and Analysis of Financial

526150.6

Condition  and  Results  of  Operations",  "Risk  Factors  -- Risks  of  Planned
Divestitures",  "-- Risks of New  Products"  and "--  Manufacturing  and  Supply
Risks".

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

    The Company manufactures its equipment drapes and fluid control products at its facilities in Columbus, Mississippi, the Dominican Republic and Empalme, Mexico. The Company utilizes a facility in Jacksonville, Florida as a distribution point for receipt and shipment of product and for light manufacturing.

    The Company currently relies upon independent manufacturers for the purchase of materials and components for most of its safety products. The Company uses, and expects to continue to use, vendors of stock items to the extent possible to control direct material costs for its safety products. The Company's safety products production facility located in Norcross, Georgia is used for mixing liquid and powdered chemicals, other light manufacturing and packaging. The Company plans to relocate these operations to its facilities in Columbus, Mississippi in 1998.

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

    The Company conducts its non-woven conversion manufacturing operations in three locations: (i) a 50,000 square foot owned facility in Childersburg, Alabama, which manufactures medical products and specialty apparel products including medical and specialty face masks; (ii) a 100,000 square foot facility under a long-term lease in Douglas, Arizona which manufactures medical products and specialty apparel; and (iii) an 87,000 square foot owned facility in Agua Prieta, Mexico located adjacent to the Douglas facility to provide labor intensive post-cutting applications. During 1997, the Company ceased operations at its leased facility located in Acuna, Mexico (together with the related leased Del Rio, Texas facility) which the Company consolidated with its Agua Prieta plant. The Company also owns a 60,000 square foot facility in Runnemede, New Jersey which previously manufactured products for the semi-autonomous Struble & Moffitt division of White Knight which was terminated in 1997 through consolidations and divestitures of certain small, independent product lines. Through White Knight, the Company also maintains contracted manufacturing operations in Texas and the People's Republic of China. Raw materials for White Knight products are purchased from numerous vendors. White Knight's relationships with vendors are good, although White Knight maintains no long-term supply contracts with vendors. Certain medical and specialty apparel products are impacted by user preference in fabric choice, such as spunlace non-woven fabric marketed by DuPont under the Sontara trade name and wet-laid non-woven fabric marketed by Dexter under the Dexter trade name. White Knight, along with other larger competitors, has access to a full complement of fabric selections from vendors of choice, although not in all cases with the same pricing discounts available to larger purchasers.

Order Backlog

    At December 31, 1997, the Company's order backlog totaled approximately $5.8 million compared to approximately $9.6 million (in each case net of any cancellations) at December 31, 1996. All backlog orders at December 31, 1997 are expected to be filled prior to year end 1998.


526150.6

Technology and Intellectual Property

    The Company seeks to protect its technology by, among other means, obtaining patents and filing patent applications for technology or products that it considers important to its business. The Company also relies upon trade secrets, technical know-how and innovation and market penetration to develop and maintain its competitive position. The Company holds two patents issued by the U.S. Patent and Trademark Office, and re-allowed by such office in 1996, concerning methods of disposing of OREX Degradables garments, fabrics, and packaging materials. The Company also holds a patent issued in 1992 for a method of disposing utensils such as procedure trays, laboratory ware, and patient care items, and another patent issued in 1993 for a composite fabric consisting of the materials from which OREX Degradables are made and the method of disposing such fabric. In addition, the Company holds two patents issued in 1995 and 1998 for OREX Degradables mop heads, and recently received two patents covering (i) articles of film, fabric, or fiber composed of OREX Degradables which are configured into drapes, towels, covers, over wraps, gowns, head covers, face masks, shoe covers, CSR wraps, sponges, dressings, tapes, under pads, diapers, wash cloths, sheets, pillow coverings and napkins, and (ii) methods of disposing of towels, sponges, and gauze produced from OREX Degradables. The Company also recently received a patent covering methods of making OREX Degradables molded parts (such as utensils and packaging) and film (such as gowns, drapes, head and shoe covers, face masks, CSR wrap, under pads and diapers). The Company currently has several applications pending before the U.S. Patent and Trademark Office which relate to OREX Degradables. Specifically, those applications concern (i) a surgical drape composite article, (ii) a new class of OREX biodegradable polymers, (iii) methods of disposing garments, linens, drapes, towels and other articles of OREX Degradables, (iv) methods for enhancing the absorbency and hand feel of OREX Degradables fabrics, (v) a method of disposing a mop head comprised of OREX Degradables, (vi) a method of absorbing oil with OREX Degradables fabric, and (vii) methods of producing OREX Degradables drapes, towels, covers, over wraps, gowns, head covers, face masks, shoe covers, CSR wraps, sponges, dressings, tapes, under pads, diapers, wash clothes, sheets, pillow coverings, and napkins. The Company has not succeeded to date to achieve allowability of application (iii) and an appeal has been filed before the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences. The Company is not aware of any facts at this time that would indicate that patents sought by these applications will not be issued. The Company's U.S. patents expire between 2001 and 2016. The Company files for foreign counterpart patents on those patents and patent applications which the Company considers to be material to its business. No assurance can be given that the various components of the Company's technology protection arrangements utilized by the Company to protect its technologies, including its patents, will be successful in preventing others from making products competitive with those offered by the Company, including OREX Degradables. See "Risk Factors -- Protection of Technologies".

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

    The Company has registered as trademarks with the U.S. Patent and Trademark Office "Isolyser," "LTS," "SMS" and "OREX". Trademark registrations for "OREX" and "LTS" have also been granted in the United Kingdom, and a trademark registration for "OREX" has been granted in Canada. White Knight currently maintains registrations with the U.S. Patent and Trademark Offices for the trademarks "White Knight" and "Precept". Microtek maintains registrations of various trademarks which the Company believes are recognized within their principal markets.

Competition

    The markets in which the Company competes are characterized by competition on the basis of quality, price, product design and function, environmental impact, distribution arrangements, service and convenience. Many of the Company's competitors have significantly greater resources than the Company. See "Risk Factors Competition".

    Although the Company is not aware of any products currently available in the market place which provide the same disposal and degradable benefits as OREX Degradables, OREX Degradables compete with traditional

526150.6
disposable and reusable products currently marketed and sold by many companies. Single use disposable (as opposed to reusable) drapes and gowns have been available for over 25 years and according to a 1992 market study account for over 80% of the surgical market. Competing manufacturers of traditional disposable medical products are large companies with significantly greater resources than those of the Company. These competitors have in many instances followed strategies of aggressively marketing products competitive with OREX Degradables to buying groups resulting in increasing cost pressures. These factors have adversely affected the Company's ability to adjust its prices for its OREX products to take into account disposal cost savings provided by these products, and have adversely affected the Company's ability to successfully penetrate potential customer accounts. See "Risk Factors -- Risks of New Products" and "-- Competition".

    The market for procedure tray products is highly competitive. Based on publicly available information, the Company believes that the procedure tray market is dominated by three companies, who combined have more than 85% of the United States market thus far converted to using procedure trays.

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

    The Company believes that its LTS products command a dominant share of a market that thus far has been marginally penetrated. However, the Company is aware of a variety of absorber products that are directly competitive with LTS. Recent regulatory developments have placed LTS at a competitive disadvantage to a competitor's absorber product. See "-- Government Regulation". The Company estimates that it has only a small (less than 5%) market share for its SMS products. The market niche for disposal of sharps is dominated by a number of other companies.

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

    The Company's traditional medical products (including, for example, drapes, gowns and procedure trays), OREX Degradables line of products and SMS products are regulated by the FDA under medical device and drug provisions of the Federal Food, Drug and Cosmetic Act (the "FDCA"). FDA regulations classify medical devices into one of three classes, each involving an increasing degree of regulatory control from Class I through Class III products. Medical devices in these categories are subject to regulations which require, among other things, pre-market notifications or approvals, and adherence to good manufacturing practices, labeling, record-keeping and registration requirements. Patient care devices which the Company currently markets are classified as Class I or Class II devices subject to existing 510(k) orders which the Company believes satisfy FDA pre-market notification requirements. The FDA has issued to the Company 510(k) orders on OREX Degradables products for surgical sponges, operating room towels, drapes, gowns, surgeon's caps, surgeon's vests, shoe covers and medical bedding. The Company is currently developing, evaluating and testing certain OREX Degradables film and thermoformed or extruded OREX products manufactured from non-PVA polymers, and it is possible that new 510(k) orders will be required for such products. There can be no assurances as to when, or if, other such 510(k) orders necessary for the Company to market products developed by it in the future will be issued by the FDA. The pharmaceutical products marketed by the Company as components of certain procedure trays are subject to labeling, current good manufacturing practices and other general requirements for drugs under the FDCA, but because these products are produced by other entities, the Company does not have any independent responsibility for any premarket approvals required for these drug products. The FDA inspects medical device manufacturers and distributors, and has broad authority to

526150.6
order recalls of medical devices, issue stop sale orders, seize non-complying medical devices, enjoin violations, impose civil and criminal penalties and criminally prosecute violators. The FDA possesses similar broad inspection and enforcement authority over pharmaceutical products.

    The FDA also requires health care companies to satisfy current good manufacturing practices and record-keeping requirements. Failure to comply with applicable regulatory requirements, which may be ambiguous or unclear, can result in fines, civil and criminal penalties, stop sale orders, loss or denial of approvals and recalls or seizures of products.

    Countries in the European Union are seeking to require that products being sold within their jurisdictions obtain a CE mark. The failure of a product to hold such mark does not necessarily prevent the sale of such products within the European Union until June 14, 1998, by which time products being sold in the European Union are required to hold such mark as a condition to such sales. Some of the Company's safety products are being sold under such mark in the European Union, and various others of the Company's products are currently being sold in countries within the European Union without such mark based upon other regulatory authorizations. One of the conditions to obtaining CE mark status involves the qualification of the Company's manufacturing plants under certain certification processes. Most of the Company's manufacturing plants have obtained such certifications, although the Company's Herndon, Virginia and Jacksonville, Florida plants have not yet received such certifications. The Company plans to seek such certifications for these remaining plants. The Company's Herndon facility does not do significant business in the European Union. The Company's Jacksonville facility is a shipping point for distribution of various of the Company's products to locations including those in the European Union, and is scheduled for a certification inspection in early June, 1998. While the Company believes that its operations at these facilities are in compliance with requirements to obtain certification and otherwise satisfy requirements for CE mark status, no assurances are provided that such certifications will be obtained, that such certifications will not be delayed or that other foreign regulatory requirements will not adversely affect the Company's marketing efforts in foreign jurisdictions.

    Under the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), any product which claims that it chemically kills microorganisms must be registered with the EPA. Any product that makes a claim that it kills microorganisms via a physical or mechanical means is considered a physical "device" under FIFRA, and does not require EPA registration. FIFRA affects primarily the Company's LTS and SMS products. The Company believes its SMS product qualifies as a physical disinfecting device under FIFRA, which permits the Company to advertise that such product physically disinfects microorganisms without EPA registration. LTS is not registered with the EPA. The Company has marketed LTS in a manner in which the Company believed complied with FIFRA by not making claims in product labelling or marketing that LTS treats or disinfects medical waste or kills microorganisms. The EPA has recently announced its position that FIFRA requires that products, such as LTS, which hold state approvals related to anti-microbial efficacy, such as state approval for landfill in LTS-treated waste, impliedly make claims about killing microorganisms which necessitate registration under FIFRA. The Company continues to sell its LTS products without FIFRA registration, and has met with the EPA concerning its continuing sale of LTS products and methods to obtain expedited registration of a new version of LTS under FIFRA. The Company believes that it will obtain registration under FIFRA of such new version of LTS; however, no assurances can be provided that the Company will obtain such registration or that prior or continuing sales of the Company's LTS products may not either be stopped or subject the Company to penalties or other regulatory action. A product line marketed by a competitor of the Company's LTS products has been registered under FIFRA, placing LTS at a competitive disadvantage to such competing product line. See "Risk Factors -- Regulatory Risks" and "-- Reliance Upon Distributors".

    State and local regulations of the Company's products and services is highly variable. In certain cases, for example, state or local authorizations are required to landfill Isolyser's SMS or LTS products, or both. In November, 1997, as a result of a review of an existing approval in California for the landfilling in California of waste treated by LTS, California authorities revoked such approval. While LTS offers benefits unrelated to landfilling, such action has adversely affected the Company's ability to sell LTS. The Company is in the process of obtaining from the state of California approval to landfill waste treated by a new version of LTS. Certain other states are also reviewing previously issued approvals to landfill LTS-treated waste within such other states, but no action has yet been taken as a result of such review processes. No assurances can be provided that prior regulatory

526150.6
actions or pending regulatory reviews will not continue to have an adverse effect upon the sales of the Company's liquid absorbent products. See "Risk Factors -- Reliance Upon Distributors" and "-- Regulatory Risks".

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

Employees

    As of December 31, 1997, the Company employed approximately 2,100 full-time employees and approximately 15 people as independent contractor sales representatives. Of these employees, 100 were employed in marketing, sales and customer support, 1,782 in manufacturing, 16 in research and development, and 150 in administrative positions. The Company believes its relationship with its employees is good. Approximately 5 and 36 of White Knight's employees located at the Struble & Moffitt plant and Douglas plant, respectively, were members of and represented by the United Food and Commercial Workers Union, AFL-CIO. In addition, approximately 301 of White Knight's employees located at White Knight's Agua Prieta, Mexico plant are represented by a Mexican labor union.

Insurance

    Isolyser maintains commercial general liability protection insurance which provides coverage with respect to product liability claims of up to $12 million per occurrence with a $13 million aggregate limit. The manufacture and sale of the Company's products entail an inherent risk of liability. The Company believes that its insurance is adequate in amount and coverage. Although the Company has never been named as a defendant in a product liability lawsuit, there can be no assurance that any future claims will not exceed applicable insurance coverage. Furthermore, no assurance can be given that such liability insurance will be available at a reasonable cost or that the Company will be able to maintain adequate levels of liability insurance in the future. In the event that claims in excess of these coverage amounts are incurred, they could have a material adverse effect on the financial condition or results of operations of the Company.

Environmental Matters

    The Company is not a party to any material environmental regulation proceedings alleging that the Company has unlawfully discharged materials into the environment. The Company does not anticipate the need for any material capital expenditures for environmental control facilities during the next 18 to 24 months.

Risk Factors

    Limited Operating History; Net Losses. Isolyser was incorporated in 1987 and commenced operations in 1988. Its principal products have been available in the marketplace for a limited period of time. The Company began to commercially introduce OREX Degradables in 1995 and total net sales of OREX Degradables in 1997 approximated $8.1 million but did not provide any gross profits. The Company believes that the absence of gross profits on sales

526150.6
of OREX Degradables to date is due to a combination of factors including the cost of manufacturing OREX Degradables products coupled with pricing of OREX Degradables products at an amount which does not take into account disposal cost savings provided by such products. The Company has been unable to either reduce its cost of manufacturing or increase its sales prices for its OREX products, and its sales of OREX remained flat in 1997 compared with 1996. For the year ended December 31, 1997 the Company incurred actual net losses of approximately $93.9 million, including $75 million of impairment charges, inventory charges and reserves and other charges which were in part related to its OREX products. No assurances can be given that the Company will operate profitably in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    Risks of New Products. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully and profitably manufacture, market, deliver and expand its OREX Degradables line of products. The Company's total sales of OREX Degradables to date has not been a significant component of the Company's total sales of all of its products, while the Company's expenses (which in significant part reflect the Company's investment in the potential for increased sales of OREX Degradables products) associated with these products have adversely affected operating results. See "-- Limited Operating History; Net Losses".

    The extent and rate at which market acceptance and penetration of the Company's existing and future products are achieved is a function of many
variables  including,   but  not  limited  to,  product  availability,   product
selection, price, product performance and reliability, effectiveness of marketing and sales efforts and ability to meet delivery schedules, as well as general economic conditions affecting purchasing patterns. Long-term supply contracts entered into by large hospital chains and smaller collective buying groups may prohibit the Company from successfully marketing OREX Degradables to such customers. The leading manufacturers of traditional disposable medical products are large companies with significantly greater resources than those of the Company. Those competitors have in many instances followed strategies of aggressively marketing products competitive with OREX Degradables to buying groups resulting in pricing pressures for such products. In addition, pressures to reduce disposal costs of infectious waste have not materialized to the degree originally anticipated. These factors and other factors have adversely affected the Company's ability to adjust its price for OREX products to take into account disposal cost savings provided by these products and have adversely affected the Company's ability to successfully penetrate potential customer accounts. As the Company currently has commercially available only a limited number of OREX Degradables products and therefore cannot currently replace all traditional disposable medical products with OREX Degradables products, potential customers for the Company's products may not yet justify large-scale conversion to OREX Degradables products. From time to time as the Company has introduced new OREX Degradables products, the Company has encountered concerns with certain product performance characteristics of those products. For example, the Company has not been satisfied with the absorbency of its OREX Degradable towels and certain aesthetic and user oriented product performance characteristics of the film component of its OREX Degradables reinforced gowns. During 1997, the Company substantially reduced its marketing efforts related to its OREX Degradables products, substantially reduced its manufacturing of such products and recorded significant nonrecurring charges related to its OREX business. The Company has further determined to seek to dispose of its Abbeville and Arden OREX materials manufacturing plants and its White Knight subsidiary. See "Business -- Business Strategy" and "-- Products and Markets".

    The Company has not been successful to date in its efforts to obtain substantial acceptance of its OREX Degradables products in their target markets. There can be no assurance that the Company's products will achieve or maintain substantial acceptance in their target markets. In addition to market acceptance, various factors, including delays in improvements to and new product development and commercialization, delays in expansion of manufacturing capability, new product introductions by competitors, price, competition, delays in regulatory clearances and delays in expansion of sales and distribution channels could materially adversely affect the Company's operations and profitability. See "Business - Products and Markets", "-- Marketing and Distribution" and "-- Manufacturing and Supplies".

    Risks of Planned Divestitures. The Company has recently announced its plans to seek to dispose of its Abbeville, Arden and Charlotte OREX materials manufacturing plants and its White Knight subsidiary. The Company does not have any firm offers to buy such assets, and the Company may not be successful in selling such assets or be able to sell such assets at an acceptable price. If the Company sells any such assets at an amount which

526150.6
is less than the amounts at which such assets are currently recorded on the Company's financial statements, the Company would be required to record additional charges to such financial statements, adversely affecting its operating results. If the Company were unable to sell such assets, the Company may be required to seek to dispose of other assets in order to improve its liquidity. See "-- Liquidity Risks". The sale of such assets would eliminate the ability of the Company to continue to internally manufacture OREX Degradables woven and non-woven products at quantities adequate for commercial sales. See "-- Manufacturing and Supply Risks".

    Manufacturing and Supply Risks. Due to low sales rates for the Company's OREX Degradables products, the Company's manufacturing capacities at its Arden non-woven, Abbeville woven and Charlotte materials manufacturing plants have significantly exceeded the Company's requirements for such products. The Company operated its Arden and Abbeville plants during 1997 at very low manufacturing volumes. Due to the foregoing and other factors, the Company recorded in 1997 significant impairment charges to its Abbeville, Arden and Charlotte manufacturing plants and its White Knight subsidiary and recorded significant reserves for potentially excess OREX inventories. These charges materially adversely affected the Company's operating results for 1997. There can be no assurance that the Company will be able to increase the demand for its OREX Degradables or otherwise resolve the foregoing concerns and risks related to its excess manufacturing capacity for its woven and non-woven OREX Degradables products, or that the Company will not be required to record significant charges or reserves in the future. While the Company has acquired the ability to internally manufacture OREX Degradables non-woven and woven products, numerous factors have caused the Company to seek to dispose of its assets providing such internal manufacturing capabilities. See "Business -- Products and Markets". If the Company does dispose of such assets, the Company will become dependent upon independent manufacturers to satisfy its requirements for production of such products once the Company exhausts its current inventory carrying levels in such products. The Company uses and continues to remain substantially dependent upon various domestic and foreign independent manufacturers for manufacturing and conversion of other of its OREX Degradables products, including its OREX
Degradables film products and sponges. The Company has not commenced manufacturing for commercial sale any OREX Degradables thermoformed and extruded products, and commercially offers only a limited number of OREX Degradables film products.

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

    The Company's products must be manufactured in compliance with FDA and other regulatory requirements while maintaining product quality at acceptable manufacturing costs. The Company has limited experience in manufacturing its non-woven and woven OREX products, and no experience in internally manufacturing its other OREX products, in the quantities required for profitable operations. Prior to the Company's commencement of such manufacturing operations, no one had manufactured OREX Degradables. There can be no assurance that manufacturing or quality control problems will not arise at manufacturing plants used to supply the Company's product, that the Company will be able to manufacture products of an acceptable quality at commercially acceptable costs or that the Company will be able to maintain the necessary licenses from governmental authorities to continue to manufacture its OREX Degradables products.

    The Company has experienced delays in manufacturing OREX Degradables non-woven products at its Arden non-woven manufacturing plant. The Company has also from time to time encountered dissatisfaction with certain quality or performance characteristics of its products. These delays and quality or performance issues may have resulted in the loss of certain potential hospital customers. While management believes that it has identified and is addressing the causes for such delays and while the Company continually seeks to improve its products, there can be no assurance that future delays or quality concerns will not occur. The Company anticipates that its non-woven fabric manufacturing costs and other investments in OREX sales volume growth will continue to adversely impact operating results pending a combination of achieving significant increases in sales volume of its OREX Degradables products, improving manufacturing efficiencies and adjusting product unit prices for such products to take into account disposal cost savings on such products. See "Business -- Manufacturing and Supplies".


526150.6

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

    The production of the Company's products is based in part upon technology that the Company believes to be proprietary. The Company has provided this technology to contract manufacturers, on a confidential basis and subject to use restrictions, to enable them to manufacture products for the Company. There can be no assurance that such manufacturers or other recipients of such information will abide by any confidentiality or use restrictions. Finally, production in the People's Republic of China and elsewhere outside the United States exposes the Company to risks of currency fluctuations, political instability and other risks inherent in manufacturing in foreign countries. Certain textiles and similar products or materials (including certain OREX Degradables woven products) imported from the People's Republic of China to the United States are subject to import quotas which restrict the total volume of such items available for import by the Company, creating risks of limited availability and increased costs for certain OREX Degradables woven products. See "Business -- Manufacturing and Supplies".

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

    Although management believes that the Company's patents and patent applications provide or will provide adequate protection, there can be no assurance that any of the Company's patents will prove to be valid and enforceable, that any patent will provide adequate protection for the technology, process or product it is intended to cover or that any patents will be issued as a result of pending or future applications. Failure to obtain the patents

526150.6
pursuant to the applications described above could have a material adverse effect on the Company and its operations. It is also possible that competitors will be able to develop materials, processes or products, including other methods of disposing of contaminated waste, outside the patent protection the Company has or may obtain, or that such competitors may circumvent, or successfully challenge the validity of, patents issued to the Company. Although there is a statutory presumption of a patent's validity, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. In the event that another party infringes the Company's patent or trade secret rights, the enforcement of such rights is at the option of the Company and can be a lengthy and costly process, with no guarantee of success. Further, no assurance can be given that the Company's other protection strategies such as confidentiality agreements will be effective in protecting the Company's technologies. Due to such factors, no assurance can be given that the various components of the Company's technology protection arrangements utilized by the Company, including its patents, will be successful in preventing other companies from making products competitive with those offered by the Company, including OREX Degradables.

    Although to date no claims have been brought against the Company alleging that its technology or products infringe upon the intellectual property rights of others, there can be no assurance that such claims will not be brought against the Company in the future, or that any such claims will not be successful. If such a claim were successful, the Company's business could be materially adversely affected. In addition to any potential monetary liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the product or products in question or could be enjoined from making or selling such product or products if such a license were not made available on acceptable terms. If the Company becomes involved in such litigation, it may require significant Company resources, which may materially adversely affect the Company. See "Business -- Technology and Intellectual Property".

    Competition. The health care industry is highly competitive. There are many companies engaged in the development, manufacturing and marketing of products and technologies that are competitive with the Company's products and technologies. Many such competitors are large companies with significantly greater financial resources than the Company. Sellers and purchasers of medical products have undergone consolidations in recent years, resulting in increasing concentration of the market for disposable medical products with a few companies and increasing cost pressures. This industry trend may place the Company at a competitive disadvantage. The Company believes that these trends have adversely affected the Company's ability to adjust its prices for its OREX Degradables products to take into account disposal cost savings provided by such products, in addition to adversely affecting the Company's ability to successfully penetrate potential customer accounts. The market for disposable medical products is very large and important to the Company's competitors. Certain of the Company's competitors serve as the sole distributor of products to a significant number of hospitals. There can be no assurance that the Company's competitors will not substantially increase the resources devoted to the development, manufacturing and marketing of products competitive with the Company's products. The successful implementation of such strategy by one or more of the Company's competitors could have a material adverse effect on the Company. See "Business -- Competition".

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

    Reliance Upon Distributors. The Company has historically relied on large distributors for the distribution of its products. Hospitals purchase most of their products from a few large distributors. Of these distributors, Owens & Minor accounted for 10% or more of the Company's total sales during 1997. Sterile Concepts has historically been a significant customer of White Knight, based in part on a supply agreement between White Knight and Sterile Concepts which requires that Sterile Concepts purchase a minimum of $5.1 million of product from White Knight annually until June 30, 1998. In mid-1996, Sterile Concepts was acquired by Maxxim, the latter of which is a competitor of White Knight. While Sterile Concepts remains obligated to satisfy its minimum purchase requirement under its supply agreement with White Knight until such agreement expires in 1998, there can be no assurances that Sterile Concepts will in fact satisfy such obligation. During 1997, Sterile Concepts failed to fulfill its purchase obligations under such agreement. Recent regulatory developments regarding the Company's LTS products described under "Business -- Government Regulation" may have caused Allegiance to substantially reduce its

526150.6
purchases of the Company's existing LTS products. The Company believes that Allegiance may have begun to purchase products competitive with those of LTS manufactured by a third party which have been registered under FIFRA. Until 1996, Allegiance was the sole distributor for the Company's LTS products and remains the most significant distributor of such products. Cessation of such purchases by Allegiance has had a material adverse effect upon the Company's operating results. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations". If the efforts of the Company's distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company's products, the Company's sales may be materially adversely affected.

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

    Recent developments regarding the Company's LTS products have had and may continue to have a material adverse effect upon the Company's operating results. In November, 1997, the State of California revoked its approval for the landfill of LTS-treated waste within such state. Other states are in the process of reviewing previously issued approvals to landfill LTS-treated wastes within such states. The EPA has recently announced its position that FIFRA requires that products, such as LTS, which hold state approvals related to anti-microbial efficacy, such as state approvals for landfill of LTS-treated waste, impliedly make claims about killing microorganisms which would require that LTS be registered under FIFRA. LTS has not been registered under FIFRA and, based in part on meetings by the Company with the EPA, the Company continues to sell LTS without such registration. While the Company is in the process of seeking expedited registration of a new version of LTS under FIFRA, and is seeking to comply with federal and local regulations concerning LTS, such developments have adversely affected the Company's sales of LTS. Further, there can be no assurances that the Company will be successful in obtaining registration of its LTS product. The EPA's change in policy could cause the Company to become subject to an order to stop sales of LTS or be subject to fines, penalties or other regulatory enforcement procedures, any one or more of which could have a material adverse effect on the Company and its results of operations.

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

526150.6

Company's ability to successfully commercialize such newly developing OREX Degradables technology. There can be no assurance that disposal of OREX Degradables in areas where these approvals have not been granted will not result in fines, penalties or other sanctions against product users or adversely affect market demand for the Company's products.

    Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. In addition, the Company is subject to a variety of occupational safety and health laws and regulations, including the Occupational Safety and Health Act of 1973 ("OSHA"). While the Company believes that its facilities are substantially in compliance with these requirements, a determination that the Company is not in compliance with the ADA, OSHA or related laws and regulations could result in the imposition of fines or other penalties or, with respect to the ADA, an award of damages to private litigants. See "Business -- Government Regulation".

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

    Product Liability. The manufacture and sale of the Company's products entail an inherent risk of liability. Product liability claims may be asserted against the Company in the event that the use of the Company's products are alleged to have resulted in injury or other adverse effects, and such claims may involve large amounts of alleged damages and significant defense costs. Although the Company currently maintains product liability insurance providing $13.0 million in aggregate coverage for such claims, there can be no assurance that the liability limits or the scope of the Company's insurance policy will be adequate to protect against such potential claims. In addition, the Company's insurance policies must be renewed annually. While the Company has been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available on commercially reasonable terms in the future, if it is available at all. A successful claim against the Company in excess of its available insurance coverage could have a material adverse effect on the Company. In addition, the Company's business reputation could be adversely affected by product liability claims, regardless of their merit or eventual outcome. See "Business -- Insurance".

    Dependence on Key Personnel. The Company believes that its ability to succeed will depend to a significant extent upon the continued services of a limited number of key personnel. The loss of the services of any one or more of these individuals could have a material adverse effect upon the Company. Certain of these individuals are not parties to employment agreements with the Company.

    Anti-Takeover Provisions. On December 19, 1996, the Company's Board of Directors adopted a Shareholder Protection Rights Agreement (the "Rights Agreement"). Under the Rights Agreement, a dividend of one right ("Right") to purchase a fraction of a share of a newly created class of preferred stock was declared for each share of common stock outstanding at the close of business on December 31, 1996. The Rights, which expire on December 31, 2006, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of beneficial ownership of 15 percent or more of the Common Stock ("15% Acquisition") by a person or affiliated group. The Rights, if exercised, would cause substantial dilution to a person or group of persons that attempts to acquire the Company

526150.6
without the prior approval of the Board of Directors. The Board of Directors may cause the Company to redeem the Rights for nominal consideration, subject to certain exceptions. The Rights Agreement may discourage or make more difficult any attempt by a person or group of persons to obtain control of the Company.

    Liquidity Risks. While the Company believes that, based on its current business plan, the Company's cash equivalents, existing credit facilities and funds budgeted to be generated from operations in the future will be adequate to meet its liquidity and capital requirements through 1998, currently unforeseen future developments and possible increased working capital requirements may require that the Company seek to obtain additional debt financing or issue common stock. The Company's cash equivalents decreased from a $20.9 million at December 31, 1996 to $9.3 million at December 31, 1997. In addition, the Company had outstanding at December 31, 1997 approximately $36.7 million under its long term credit facility with the Chase Manhattan Bank. In the past, the Company has violated certain covenants of such credit facility, all of which covenant violations have been waived. Recently, the Company negotiated certain modifications of such covenants in a manner which the Company believes it will satisfy in the future. No assurances can be provided that other violations of such credit facility will not occur in the future or that, if such violations occur, those violations will be waived. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

    ITEM 2. PROPERTIES

    The Company maintains its principal place of business in a 25,000 square foot office building located in a light industrial park in Norcross, Georgia which it acquired in 1996. The Company also leases from a local economic development authority a 13,300 square foot administrative building located in Columbus, Mississippi.

    The Company maintains approximately 31,600 square feet of office, manufacturing, production, research and development and warehouse space located in Norcross, Georgia under a lease which expires December 31, 1998. The Company's custom procedure tray business is located in Herndon, Virginia, a suburb of Washington, D.C., where it occupies approximately 69,100 square feet of space for office and production facilities, pursuant to a lease agreement which expires December 31, 2003. The Company also leases approximately 60,000 square feet of space for its sterilization facilities and warehouse space pursuant to a lease agreement which expires January 31, 2004, subject to a renewal option through January 31, 2009. Effective January 5, 1995, the Company acquired a 108,000 square-foot manufacturing facility located in Arden, North Carolina which manufactures OREX Degradables non-woven fabric. The Company has since added approximately 20,000 square feet of warehouse space to its Arden facility. Effective June 1995, the Company acquired a 207,000 square foot manufacturing facility located in Abbeville, South Carolina which began to manufacture OREX Degradables towels at the end of 1995. The Company recently announced plans to seek to sell its Arden and Abbeville manufacturing facilities. See "Business -- Business Strategy".

    The Company occupies an approximately 10,000 square foot building on a short term basis in Charlotte, North Carolina where the Company operates its prototype fiber manufacturing operations. The Company plans to vacate such facility during 1998, and currently plans to sell the equipment located at this facility.

    The Company operates three existing non-woven conversion manufacturing facilities, two of which are owned. The owned facilities include (i) a 50,000 square foot facility in Childersburg, Alabama which manufactures medical products and specialty apparel products including medical and specialty face masks, and (ii) an 87,000 square foot facility in Agua Prieta, Mexico located adjacent to the Company's Douglas, Arizona plant which provides labor intensive post-cutting manufacturing applications. The Company's Douglas, Arizona plant manufactures medical products and specialty apparel in a 100,000 square foot facility held under a lease expiring August 31, 2034. During 1997, the Company relocated its Acuna, Mexico and Del Rio, Texas manufacturing operations to achieve operating cost savings, and combined such operations with its existing operations in Agua Prieta, Mexico and Douglas, Arizona.

    The Company conducts its equipment drape and fluid control manufacturing business from three locations. The Company owns two manufacturing buildings totaling approximately 80,000 square feet located in Columbus, Mississippi. The Company leases three manufacturing facilities totaling 62,000 square feet located in the Dominican

526150.6

Republic. During 1996, the Company also entered into a lease of a 32,000 square foot facility located in Empalme, Mexico, where it manufactures equipment drape and fluid control products. Such lease expires February 1, 2001.

    The Company also leases a facility in Jacksonville, Florida that comprises approximately 45,000 square feet of warehouse and distribution space. The
Company uses this facility for distribution of finished products and distribution of materials to the Company's Dominican Republic facility and light manufacturing under a lease expiring April 1, 2003.

    Through a subsidiary, the Company leases approximately 9,000 square feet of space near Manchester, England, approximately 7,000 of which is used for warehouse space and 2,000 of which is used for office space. A subsidiary of the Company leases a facility located in Charlotte, North Carolina containing approximately 4,500 square feet of office and 5,500 square feet of warehouse space under a lease expiring March 11, 1999.

    The Company also owns a 60,000 square foot facility in Runnemede, New Jersey, which no longer conducts any manufacturing operations. Formerly, this facility was used to manufacture certain products incidental to the Company's White Knight operations. The Company terminated such operations during 1997.

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

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no submissions of matters to a vote of the Company's shareholders during the three months ended December 31, 1997.

526150.6

                                     PART II

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

    The common stock is traded and quoted on The Nasdaq Stock Market under the symbol "OREX". The following table shows the quarterly range of high and low sales prices of the common stock during the periods indicated since December 31, 1996.

                            Common Stock


Quarter Ended                                   High           Low

1996

    First Quarter............................  $18.25          $11.50
    Second Quarter...........................  $21.00          $10.50
    Third Quarter............................  $12.88          $ 7.75
    Fourth Quarter...........................  $ 9.50          $ 6.13
1997
    First Quarter............................  $ 8.37          $ 4.75
    Second Quarter...........................  $ 5.87          $ 2.68
    Third Quarter ...........................  $ 5.25          $ 2.68
    Fourth Quarter ..........................  $ 4.00          $ 1.90




     On March 26, 1998, the closing sales price for the common stock as reported by The Nasdaq Stock Market was $2.75 per share.

     As of March 18, 1998, the Company had approximately 25,000 shareholders, including approximately 1,323 shareholders of record and 23,677 persons or entities holding the Company's common stock in nominee name.

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

   The following table sets forth summary historical financial data for each of the five years in the period ended December 31, 1997. As a result of the 1996 acquisition of Microtek, which was accounted for as a pooling of interests, the Company's financial statements have been restated to include the results of Microtek for all periods presented. The operations data for the year ended December 31, 1993 does not give effect to the December 31, 1993 MedSurg Acquisition and includes only partial operating results of Atkins because the Atkins Acquisition occurred on February 28, 1993. The operations data for the year ended December 31, 1995 includes only partial operating results of SafeWaste and White Knight because these acquisitions occurred effective May 31, 1995 and September 1, 1995, respectively. On July 1, 1995, the Company acquired the infection control drape line of Xomed in exchange for Microtek's otology product line and the operations data for the year ended December 31, 1995 therefore includes only partial operating results for such acquisition transaction. The operations data for the year ended December 31, 1995 does not give effect to the November 30, 1995 acquisition of Medi-Plast International, Inc. ("Medi-Plast"), as such acquisition was consummated at Microtek's fiscal year end on November 30, 1995. In April, 1996, Microtek purchased the Venodyne division of Advanced Instruments, Inc., and the Company's results of operations include the results of Venodyne only from the April 27, 1996 acquisition date. The summary historical financial data should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data appearing elsewhere in this Form 10-K. The summary

526150.6
historical  financial  data  for  each of the five  years  in the  period  ended
December 31, 1997 has been derived from the Company's audited consolidated financial statements.



                                                           Year Ended December 31,
                                                 1993                1994                1995              1996          1997
                                                 ----                ----                ----              ----          ----

                                                                        (in thousands, except per share data)


Statement of Operations Data:
   Net sales............................... $38,769              $73,382             $104,874           $164,906       $159,940
   Cost of goods sold......................  20,837               49,928              74,953             128,598        142,093
                                            --------------       ------------        ------------       ------------   -----------

   Gross Profit............................  17,932               23,454              29,921             36,308          17,846

   Selling, general and administrative.....  13,285               21,496              27,737             41,381          43,422
   Research and development................  920                  1,246               1,127              2,173            2,601
   Amortization of intangibles.............  1,358                1,505               2,411              4,290            3,847
   Impairment loss ........................  0                    0                   0                  0               57,310
   Restructuring charge....................  0                    140                 0                  4,410              0
   Costs associated with merger............  0                    0                   0                  3,372              0
                                            --------------       ------------       ------------      ------------   -----------

Total operating expenses...................  15,563               24,587             31,275             55,626         107,180
                                            --------------       ------------       ------------      ------------   -----------

Income (loss) from operations..............  2,369                (933)               (1,354)          (19,318)       (89,334)
Net other income ..........................  473                  49                  1,790             (1,316)        (3,415)
                                            --------------       ------------        ------------     ------------   -----------
Income (loss) before tax, extraordinary item and
   cumulative effect of change in accounting
   principle...............................  2,842                (884)                 436            (20,634)       (92,749)
Income tax provision (benefit).............  1,199                455                   980               (639)           354
                                            --------------       ------------        ------------   ------------   -----------

Income (loss) before extraordinary item and
   cumulative effect of change in accounting
   principle...............................  1,643                (1,339)               (544)           (19,995)       (93,103)
Extraordinary item ........................  24                   0                     0                   457(2)        0
Cumulative effect of change in accounting
   principle...............................  0                    57(1)                 0                  0            (800)(3)
                                            --------------       ------------          ------------    ------------   -----------

   Net income (loss).......................  1,667                (1,282)               (544)           (20,452)        (93,903)
                                            ==============       ============          ============    ============   ===========

Periodic accretion of redeemable preferred stock
to redemption value........................  0                      0                     0                  0             0
                                            --------------       ------------          ------------    ------------    -----------

 Net income (loss) applicable to common
 stock ....................................  1,667                (1,282)                (544)           (20,452)        (93,903)
                                            ==============       ============          ============    ============     ===========

Income (loss) per common and common  equivalent share - Basic and Diluted Income
   (loss) before extraordinary item and
      cumulative effect of change in accounting
      principle............................  0.07                 (0.05)                 (0.02)            (0.52)          (2.37)
   Extraordinary item......................  0.00                  0.00                   0.00             (0.01)            -
   Cumulative effect of change in accounting
      principle............................  0.00                  0.00                   0.00              0.00           (0.02)
                                            --------------      ------------           ------------      ------------   -----------

      Net income (loss)....................  0.07                 (0.05)                 (0.02)            (0.53)          (2.39)
                                            ==============      ============           ============      ============   ===========

Weighted average number of common and
   common equivalent shares outstanding....  24,400               27,080                 33,704            38,763          39,273
                                            ==============      ============           ============      ============   ===========







526150.6

---------------

(1) The change in accounting principle reflects the adoption on January 1, 1994 of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities.

(2) Gives effect to the loss from refinancing of Isolyser's and Microtek's credit facilities, net of tax benefits of $332,000.

(3) The change in accounting principle reflects the adoption of Emerging Issues Task Force ("EITF") No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Process that Combines Processing Reengineering and Information Technology Transformation."


                                                                                 Year Ended December 31,
                                                  1993           1994          1995          1996          1997(1)
                                                  ----           ----          ----          ----          ----

                                                                              (in thousands)
Balance Sheet Data:
   Working Capital..............................  $  35,366      $  88,527     $ 101,022     $  91,962     $  72,408
   Intangible assets, net.......................     19,364         17,994        60,004         57,331       30,803
   Total assets.................................     74,995        132,973       253,261        250,935      144,334
   Long-term debt...............................      4,436          6,779        26,413         47,029       37,546
   Redeemable common stock......................     26,150          1,717             0                 0         0
   Total shareholders' equity...................  $  30,398      $ 110,662     $ 195,298     $  178,804    $  86,117



(1) Pursuant to SFAS No. 121 the Company classified $35.8 million of net assets related to its OREX manufacturing facilities and White Knight subsidiary as held for sale, and included such amount in current assets.




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

   On July 1, 1995, the Company acquired the infection control drape line of Xomed, in exchange for Microtek's otology product line, thereby providing Microtek greater concentration on its core business. On September 1, 1995, Isolyser acquired White Knight and began the conversion manufacturing of non-woven fabric into finished goods such as drapes and gowns. On November 30, 1995, Microtek acquired Medi-Plast, a manufacturer of equipment drapes. Because these acquisitions were accounted for using the purchase method, the Company's operating results do not include the operating results of the acquired operations for periods prior to these respective acquisition dates.

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

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

   Net sales for 1997 were $159.9 million compared to $164.9 million for 1996, a decline of 3.0%. The 1997 decline in sales of $5.0 million reflects a 6.1% increase in sales of custom procedure trays and related products primarily as a result of increased market penetration. However, sales of such products were adversely affected during the fourth quarter of 1997 as a result of decreased production during the Company's implementation of and

526150.6
conversion to an upgraded manufacturing system which was completed over the course of such quarter. Net sales of Microtek products increased 5.5% over comparable 1996 sales, primarily as a result of the Venodyne acquisition completed in April 1996. These increases in sales were offset by a 16.8% decline in net sales of White Knight products and a 5.8% decline in net sales of safety products during 1997 as compared with 1996.

   The decline in sales of White Knight products was primarily due to a competitor's purchase of a significant customer and the Company's decision to de-emphasize marketing of White Knight products in favor of higher margin products sold by its other subsidiaries. Sterile Concepts, a significant customer of White Knight, was acquired by Maxxim, which is a product competitor of the Company, in 1996. While Sterile Concepts remains contractually obligated to purchase a yearly minimum of $5.1 million of products until June 30, 1998, the Company expects that Sterile Concepts will no longer purchase White Knight products. The Company is negotiating with Maxxim for a new supply agreement for the sale of other products of the Company in settlement of the outstanding obligations of Sterile Concepts to White Knight. No assurances can be provided that the Company will be able to complete any such settlement negotiations. The Company recently announced plans to sell its White Knight subsidiary which, if consummated, would significantly reduce the Company's net sales. See "Business -- Business Strategy" and "Risk Factors -- Risks of Planned Divestitures".

   Sales  of the  Company's  safety  products  have  been  materially  adversely affected by the substantial reduction in purchases of LTS products by Allegiance, the primary distributor of such products, and recent adverse regulatory developments. See "Business -- Marketing and Distribution" and "-- Government Regulation". While the Company plans to introduce a new LTS product to preserve its market share created by LTS, the Company's ability to do so is subject to obtaining federal registration of such product. The Company expects that its operating results will continue to be adversely affected by reduced sales of LTS, and no assurances can be provided that the Company will be able to maintain its market share on such products by the registration and introduction of a new LTS product. See "Risk Factors -- Reliance on Distributors" and "-- Regulatory Risks".

   Included in the foregoing sales figures are $8.1 million in sales of OREX Degradables during 1997. Sales of OREX Degradables during 1997 did not contribute any gross profits to the Company's operating results. During 1997, the Company substantially reduced its selling and marketing efforts to increase sales of OREX Degradables and instead focused on preserving its existing base of hospitals purchasing OREX Degradables and evaluating means to exploit the market position of OREX Degradables within its various market potentials. The Company to date has not achieved any gross profits on its sale of OREX Degradables. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products at acceptable profit margins. During 1997, the Company substantially revised its strategy to commercialize its OREX products. See "Business -- Business Strategy" and "-- Products and Markets". There can be no assurances that OREX Degradables will achieve or maintain substantial acceptance in their target markets. See "Risk Factors -- Limited and Operating History; Net Losses" and "-- Risks of New Products".

   Gross profit in 1997 was $17.8 million or 11.1% of net sales compared to $36.3 million or 22.0% of net sales in 1996. Included in cost of goods sold during 1997 and 1996 were charges of $13 million and $10 million, respectively, for OREX inventory reserves. OREX inventory reserves recorded in 1997 were recognized due to excess quantities of OREX finished goods and raw materials on hand. In addition to OREX reserves taken during 1997, the Company recorded other inventory reserves and miscellaneous writeoffs which together totaled $1.7 million. OREX inventory reserves recorded in 1996 were recognized due to improvements in manufacturing processes realized during the latter portions of 1996 rendering various existing inventories obsolete or second quality. After adjusting gross profits by eliminating these charges, gross profits for 1997 and 1996 would have been 20.4% and 28.1% of sales, respectively. Also negatively impacting gross profit during 1997 was unabsorbed overhead included in cost of goods sold by reason of underutilization of manufacturing capacity at the Company's Arden and Abbeville manufacturing plants. During the latter portions of 1996, the Company reduced production at its Abbeville plant to more closely align production with product demand. In the first quarter of 1997, the Company further reduced production at both its Abbeville and Arden plants as a result of excess inventory on hand. As a result, production at both facilities was minimal during 1997. The Company recorded impairment charges in 1997 with respect to its Arden and Abbeville plants to reduce the carrying value of such plants to their estimated fair value, and plans to sell such plants in 1998. See "Business -- Business Strategy" and "Risk Factors -- Risks

526150.6
of Planned Divestitures". Gross margin was also negatively impacted by both underutilization of White Knight facilities as a result of decreased sales, and underutilization of capacity created during 1996 with Microtek's addition of manufacturing and distribution facilities in Jacksonville, Florida and Empalme, Mexico.

   Selling, general and administrative expenses were $43.4 million or 27.1% of net sales in 1997 as compared to $41.4 million or 25.1% of net sales in 1996. This increase was primarily attributed to the adoption of a new accounting principle in the fourth quarter of 1997 which requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the Company capitalized these costs as system development costs. Other factors affecting this change in expenses included expenses for software and hardware installations, severance expenses related to reductions in the sales and marketing personnel, expenses related to the wind-down of the Company's Runnemede, New Jersey plant and operating costs associated with the Company's administrative offices, offset by decreased salaries and benefits associated with reducing the Company's sales and marketing personnel.

   Research and development expenses were $2.6 million or 1.6% of net sales in 1997 as compared to $2.2 million or 1.3% of net sales in 1996. This increase represents expenses incurred to further develop and improve the quality of OREX products.

   Amortization of intangibles was $3.8 million or 2.4% of net sales in 1997 as compared to $4.3 million or 2.6% of net sales in 1996. The decrease is attributed to the 1996 impairment write-off of $2.6 million of SafeWaste intangible assets as part of the Company's restructuring.

   The Company recorded impairment charges totalling $57.3 million during 1997 with no comparable charges in 1996. The charges were primarily a result of impairment to the Company's OREX material manufacturing plants and White Knight subsidiary for the excess carrying value of such assets over their fair value. See "Business --Business Strategy" and "-- Products and Markets". As a result of the impairment charges taken and reclassification of such assets to net assets held for sale, depreciation and amortization expenses are expected to be reduced by approximately $5.4 million in 1998.

   Restructuring charges of $4.4 million in 1996 related to decisions made by the Company during 1996 to divest certain non-core businesses and consolidate certain operations. During 1996, the Company also incurred transactional costs associated with the Microtek acquisition of $3.4 million. There were no comparable charges during 1997.

   The resulting loss from operations was $89.3 million in 1997 as compared to $19.3 million in 1996. After adjusting the 1997 operating loss to exclude $13 million of charges related to inventory reserves and $57.3 million related to impairment charges, the operating loss would have been $19 million. After adjusting the 1996 operating loss to exclude $19.1 million of charges for inventory reserves, restructuring and the Microtek transaction expenses, the operating loss would have been approximately $200,000.

   Interest expense net of interest income was $3.4 million in 1997 as compared to $1.3 million in 1996. The increase is primarily due to interest on debt incurred in connection with inventory purchases and equipment acquisitions made in 1996. The Company is endeavoring to reduce its debt and interest expense through its plan to sell certain of its assets. No assurances can be provided that the Company will successfully sell any of its assets. See "Business -- Business Strategy" and "Risk Factors -- Risks of Planned Divestitures".

   Losses from joint venture was $44,000 and $34,000 in 1997 and 1996, respectively.

   Provisions for income taxes reflect an expense of $354,000 in 1997 compared to a tax benefit of $639,000 in 1996. The effective tax rate in 1997 and 1996 differs from the statutory rate due primarily to valuation allowances recorded against the Company's deferred income tax assets and the amortization and write down of a portion of goodwill which is not deductible for tax purposes.


526150.6

   The Company recorded a cumulative effect of change in accounting principle of $800,000 in 1997 with no comparable charges during 1996. This charge related to the adoption of a new accounting principle in the fourth quarter of 1997 which requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the Company capitalized these costs as system development costs.

   The Company recorded an extraordinary item related to refinancing of the Company's credit facilities of $457,000, net of a tax benefit of $332,000, in 1996 with no comparable charges in 1997.

   The resulting net loss was $93.9 million in 1997 as compared to a net loss of $20.5 million in 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

   Net sales for 1996 were $164.9 million compared to $104.9 million for 1995, an increase of 57%. The 1996 increase of $60.0 million reflects primarily a 220% increase in net sales by White Knight as compared to comparable sales by the Company in 1995 as a result of the September 1, 1995 White Knight acquisition, a 33.4% increase in net sales of Microtek primarily as a result of the Medi-Plast, Xomed and Venodyne acquisitions, and a 15% increase in net sales of procedure trays and related products primarily as a result of increased market penetration. Sales of safety products and services increased 31% in 1996 as compared to 1995. This increase reflects primarily increased sales of LTS during 1996 resulting from opening sales of LTS to more than one national distributor and increased revenues from the Company's Onsyte System during 1996 resulting from an acquisition transaction consummated during 1995.

   Sales by White Knight decreased during the latter half of 1996, which the Company primarily attributes to the acquisition in July, 1996 of Sterile Concepts, a significant customer of White Knight, by Maxxim, which is a product competitor of the Company. While Sterile Concepts remains contractually obligated to purchase a yearly minimum of $5.1 million of products until June 30, 1998, such acquisition is expected to continue to adversely affect the Company's sales in 1997 and future periods. Sales by Microtek during the fourth quarter were adversely affected by a decision made during the fourth quarter to immediately change the method of selling Microtek products by switching to direct sales through the Company's sales force and immediately cease sales through independent representatives as part of a strategy to seek to promote long term sales growth.

   Included in the foregoing sales figures are $7.1 million in sales of OREX Degradables during 1996. Quarter to quarter sales of OREX Degradables during 1996 were flat, which management of the Company believes is attributable to having only a small group of hospitals converted to using degradable versus traditional products during 1996. Management believes that the rate of growth in OREX sales has been adversely affected by delays in bringing new OREX catalog items to market in quantities sufficient for commercial supply and product performance or quality concerns for certain of the Company's OREX Degradables products. While management believes that the Company's group of OREX products currently includes substantially all non-woven products most often used in the operating room, the Company does not yet manufacture for commercial sale OREX Degradables film or thermoformed and extruded products such as bowls, basins and utensils. Sales of OREX Degradables during 1996 did not contribute any gross profits to the Company's operating results. Management believes that the Company will continue to fail to receive profitable margins on sales of OREX Degradables pending a combination of selling OREX Degradables in greater volumes, the operation of the Company's OREX manufacturing plant at higher efficiencies and increasing the unit price for OREX Degradables to an amount which takes into account the disposal cost savings provided by such products. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products at acceptable profit margins. The Company's ability to achieve such objectives is subject to a number of risks described under "Business -- Risk Factors".

   Gross profit in 1996 was $36.3 million or 22% of net sales compared to $29.9 million or 28.5% of net sales in 1995. Included in costs of goods sold during 1996 was $10.0 million in reserves for OREX inventory with no comparable charges recorded in 1995. These reserves were recognized due to improvements in manufacturing processes realized during the latter portions from 1996 rendering various existing inventories obsolete or second quality. After adjusting gross profits by eliminating these charges, gross profit for 1996 would have been 28%.

526150.6

Also negatively impacting gross profit during 1996 was unabsorbed overhead included in cost of goods sold by reason of underutilization of manufacturing capacity at the Company's Arden and Abbeville manufacturing plants. During the latter portions of 1996, the Company reduced production at its Abbeville plant to more closely align production with product demand. Pending increased utilization of the Company's existing manufacturing capacity at its Arden and Abbeville manufacturing plants and adjusting pricing of OREX Degradables to take into account disposal cost savings over traditional products, the overhead of the Company incurred through its Arden and Abbeville plants will continue to negatively impact profit margins. The Company's ability to achieve such objectives is subject to a number of risks described under "Business -- Risk Factors" including without limitation "-- Risks of New Products" and "-- Manufacturing and Supply Risks".

   Selling, general and administrative expenses were $41.4 million or 25.1% of net sales in 1996 as compared to $27.7 million or 26.5% of net sales in 1995. This increase was primarily due to increased commissions on increased sales, increased travel, promotional and administrative expenses related to the White Knight acquisition.

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

Liquidity and Capital Resources

   As of December 31, 1997, the Company's cash and cash equivalents totalled $9.3 million compared to $20.9 million at December 31, 1996.

   During 1997, the Company utilized cash and proceeds from working capital management to finance the purchase of property and equipment, reduce outstanding balances under its credit facility and make scheduled debt repayments related to previous acquisitions of businesses, equipment and capital leases. For 1997, net cash provided by

526150.6
operating activities was approximately $1.1 million; net cash used in investing activities was approximately $3.8 million; and net cash used in financing activities was approximately $8.8 million. The $1.1 million provision of cash from operating activities in 1997 results principally from a $4.3 million decrease in gross inventory, a $4.4 million decrease in gross accounts receivable and a $2.2 million increase in accounts payable offset by losses experienced during the year. During 1997 accounts receivable declined from approximately $27.7 million to $22.8 million, inventory (including prepaid inventory) declined from approximately $63.8 million to $45.2 million reflecting the impact of the Company's adoption of synchronous manufacturing methodology, and accounts payable increased from approximately $10.2 million to $12.3 million. These changes are prior to reclasses associated with net assets held for sale. Cash used in investing activities during these periods include primarily funds used to improve the Company's internal manufacturing software. During 1997, cash expenditures for property and equipment and deposits on machinery and equipment were $4.0 million, down from $19.1 million in 1996. To the extent that the Company may, in the future, incur commitments for material capital expenditures not currently envisioned, the Company anticipates that such capital expenditures may require additional debt financing or issuances of common stock to the extent not funded from available cash. Cash used in financing activities of $8.8 million compares to cash proceeds provided by financing activities of $24.7 million during 1996. During 1997, the Company utilized approximately $10.3 million to reduce revolver, term and bank overdraft debt.

   During 1997, the Company began a review of its OREX manufacturing and marketing programs. As this review progressed, the Company reduced output at its OREX manufacturing facilities in order to reduce finished goods inventory and more closely align production with demand. During 1997, the Company recorded a reserve of $13 million for potentially excess OREX inventories. Because of manufacturing inefficiencies, and related unabsorbed manufacturing overhead, coupled with unit pricing for sales of OREX Degradables at an amount which does not take into account the disposal cost savings provided by these products, the Company failed to achieve profitable margins on the sales of OREX Degradables. Based upon a combination of factors, including determinations by the Company that the carrying value of its OREX manufacturing facilities are not justified by current OREX sales volumes, the Company's belief that it could satisfy any future requirements for manufacturing woven and non-woven OREX products from third party contract manufacturers, and the Company's objective to reduce its debt and make available funds to further develop the OREX technology, the Company has decided to sell its OREX manufacturing facilities as well as its White Knight subsidiary. There can be no assurances that the Company will be able to successfully sell all or any of the foregoing assets at satisfactory prices. If successful, the Company believes these planned divestitures will provide funds to reduce debt, relieve the Company of burdens associated with these underperforming assets, provide focus upon the remaining business units operated by the Company and provide funds for the further development of OREX technology. Net assets held for sale totaling $35.8 million at December 31, 1997 have been classified as current assets as a result of the Company's expectation that these net assets will be sold during 1998. See "Risk Factors -- Risks of Planned Divestitures".

   In connection with the Microtek acquisition, the Company replaced its existing $24.5 million Isolyser credit agreement and $17 million Microtek credit agreement with a $55 million credit agreement (as amended to date, the "Credit Agreement") between the Company and The Chase Manhattan Bank (the "Bank"), as agent, consisting of a $40 million revolving credit facility maturing on August 31, 1999 and a $15 million term loan facility maturing on August 31, 2001. In connection with this replacement, the Company recorded an extraordinary loss of $457,000, net of a tax benefit of $332,000, relating to the extinguishment of the former credit agreements. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $40 million, less any outstanding letters of credit issued under the Credit Agreement. Current additional borrowing availability under the revolving facility at December 31, 1997 was $6.1 million and at March 18, 1998 was $3.9 million. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin, as defined, or LIBOR plus an interest margin (8.13% at December 31, 1997). Outstanding borrowing under the revolving credit facility was $24.3 million at December 31, 1997 and was $27.8 million at March 18, 1998. Commencing on December 31, 1996, the term loan facility is repayable in quarterly principal payments of $500,000 through September 1998 and $1.0 million through June 2001, with any remaining indebtedness due on August 31, 2001. The term loan bears interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin or LIBOR plus an interest margin (8.63% at December 31, 1997). Outstanding borrowings under the term loan facility were $12.4 million at December 31, 1997. The Credit Agreement provides for the issuance of up to $3 million in letters of credit. Outstanding letters of credit at December 31, 1997 were $50,000. The Credit Agreement provides for

526150.6
a fee of 0.25% per annum on the unused commitment, an annual collateral monitoring fee of $50,000, and an outstanding letter of credit fee of up to 2% per annum. The Company is also subject to prepayment penalties through the third year of the Credit Agreement equal to 1% of the amount of the aggregate commitment terminated or reduced. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, equipment, Isolyser's stock of its subsidiaries and certain of the Company's plants and its Norcross, Georgia administrative offices. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and net income, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. The Company also is not permitted to pay any dividends. During 1997, the Company reduced its working capital requirements. If such requirements increase in the future, the Company anticipates seeking an increase to its revolving line of credit to the extent such requirements are not otherwise satisfied out of available cash flow or borrowings under the Company's existing line of credit. There can be no assurances that such an increase to the Company's revolving credit facility will be available to the Company.

   At December 31, 1997, the Company was not in compliance with the net income and net worth covenants. These existing covenant violations were waived by the Bank effective March 20, 1998. In connection with the waiver of these covenant violations, the Bank and the Company amended the Credit Agreement to revise certain covenants including certain of the financial ratios and the net worth and capital expenditure covenants, deleted the net income covenant, added an earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant and revised the interest margins and term loan quarterly payments to $750,000 at September 30, 1998, and $1.0 million thereafter. While the Company does not currently anticipate that it will violate the covenants of the Credit Agreement in the future, no assurances can be provided that these or other violations of the Credit Agreement will not occur in the future or that, if such violations occur, that the Bank will not elect to pursue its remedies under the Credit Agreement.

   Based on its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 1998. As described above, however, currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuances of common stock in 1998 and subsequent years. See "Risk Factors -- Liquidity Risks".

   Inflation and Foreign Currency Translation. Inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

   The assets and liabilities of the Company's Mexican and United Kingdom subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates. The effect of foreign currency transactions was not material to the Company's results of operations for the year ended December 31, 1997. Export sales by the Company during 1997 were $11.8 million. Currency translations on export sales could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies.

   Newly Issued Accounting Standards. In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report select information about operating segments in reports issued to shareholders. The Company will adopt SFAS 130 and SFAS 131 in 1999. Management does not expect these new pronouncements to significantly impact the presentation of the Company's consolidated financial statements.


Year 2000 Issue

   Many companies are affected by the year 2000 issue, which could cause equipment reliant upon computer applications to fail or create erroneous results due to the failure of computer programs to correctly identify the year 2000 after December 31, 1999.

526150.6

   During 1996, as part of a program to install improved information systems on a Company-wide basis, the Company initiated a conversion from existing management information software to programs that are year 2000 compliant. In the fourth quarter of 1997, the Company's MedSurg operations completed its conversion to a year 2000 compliant system. The Company's Microtek operations are scheduled to complete such conversion in June, 1998, and the Company's corporate operations are scheduled to complete such conversion by December, 1998. Costs incurred to date for such conversions approximate $5.8 million of which $1.8 million have been expensed with $4.0 million representing capital expenditures. The Company estimates that costs remaining to be incurred before scheduled completion of such conversion will be approximately $1.5 million, of which $100,000 million are expected to be expensed and $1.4 million are expected to be capitalized. Other than such costs, the Company does not believe its efforts to become year 2000 compliant will have a material adverse impact upon the Company. Estimated costs to be incurred and the schedule to become year 2000 compliant are subject to uncertainties and risks (including, for example, encountering unanticipated delays or impediments to conversion and disruptions of ordinary business operations), and the failure of the Company to complete such conversion within budget and on schedule could adversely affect the Company.

   The Company is not currently aware of any of its customers, product users, suppliers or other vendors which are non-compliant with year 2000 in a manner which would have an adverse effect upon the Company or its operations. The Company continues to evaluate the potential impact upon the Company of noncompliance with year 2000 issues by third parties with which the Company deals.

Forward Looking Statements

   Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's planned product introductions and registrations, capital expenditure requirements, cash and working capital requirements, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, debt covenant compliance, the year 2000 issue, and other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that the Company's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect the Company's business including, without limitation, risks associated with investing in and the marketing of the Company's OREX Degradables products, manufacturing and supply risks, risks concerning the protection of the Company's technologies, risks of technological obsolescence, reliance upon distributors, regulatory risks, risks of planned divestitures, product liability and other risks described in this Annual Report on Form 10-K. See "Business -- Risk Factors".

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not applicable.

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements and supplementary data are listed under
Item 14(a) and filed as part of this report on the pages indicated.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.


526150.6

                                    PART III


   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

   The current directors and executive officers of the Company are as follows:

Name                           Position
----                           --------

Gene R. McGrevin               Chairman of the Board of Directors

Terence N. Furness             President and Chief Executive Officer

Travis W. Honeycutt            Executive Vice President, Secretary and Director

Dan R. Lee                     Executive Vice President, Assistant Secretary and
                               Director

Migirdic Nalbantyan            Executive Vice President

Lester J. Berry                Executive Vice President

Peter A. Schmitt               Vice President of Finance, Treasurer, Chief
                               Financial Officer and Assistant Secretary

Richard Setian                 Vice President of Sales and Marketing

Michael Mabry                  Vice President and General Manager

David Velmosky                 Vice President of Human Resources

Theodore M. DuBose, IV         Vice President of Industrial Sales

Rosdon Hendrix                 Director

Kenneth F. Davis               Director

Olivia F. Kirtley              Director


   Gene R. McGrevin (age 55) was elected Chairman of the Board of Directors and acting President of the Company in April 1997 concurrently with the retirement and resignation of Robert L. Taylor from such positions. Mr. McGrevin also serves as chairman and chief executive officer of P.E.T.Net Pharmaceutical Services, LLC, a manufacturer and distributor of radiopharmaceuticals. Mr. McGrevin previously served as Vice Chairman and Chief Executive Officer of Syncor International Corp., a public company in the nuclear medicine industry, with which Mr. McGrevin was associated since 1989. Prior to managing Syncor, Mr. McGrevin served in executive positions with various healthcare businesses including President of the Health Care Products Group of Kimberly-Clark Corporation, founder and President of a consulting firm specializing in the health care industry and an executive officer of VHA Enterprises, Inc.

   Terence N. Furness (age 50) was elected President and Chief Executive Officer of the Company effective January 1, 1998. Mr. Furness has 22 years experience in the medical device industry. Prior to accepting this position with Isolyser, Mr. Furness served as President of Zimmer, Inc., a wholly owned subsidiary of Bristol-Myers Squibb, from 1995 to 1997, and as Senior Vice President Strategic Planning of Bristol - Myers Squibb for a portion of 1997. From 1990 to 1995, Mr. Furness served as President of the Medical Products Group of Smith & Nephew, PLC,

526150.6
an international healthcare and consumer products firm. He holds a Bachelor of Science in Physics from the University of North Carolina at Chapel Hill and a Master in Business Administration from Harvard Graduate School of Business.

   Travis W. Honeycutt (age 55) has been Executive Vice President, Secretary and a Director of the Company since its inception in 1987. Prior to founding the Company with Mr. Taylor, Mr. Honeycutt had over 20 years of experience in new product development for the industrial and health care markets.

   Dan R. Lee (age 50) became an executive officer of the Company following the conclusion of the acquisition of Microtek, and became a director of the Company in December, 1996. Mr. Lee currently serves as the Executive Vice President in charge of the Company's Infection Control Group. Prior to accepting such positions with the Company, Mr. Lee had served as the Vice President and Chief Operating and Financial Officer of Microtek since 1987. Previous to that time, he was engaged in the public accounting practice, including more than five years with KPMG Peat Marwick.

   Migirdic Nalbantyan (age 55) was elected as an Executive Vice President of the Company effective February 1, 1998, and is currently in charge of the Company's OREX Commercial Development business unit. Prior to accepting such position, Mr. Nalbantyan served in various executive positions, including president, of BBA Nonwovens, a division of BBA Group PLC and now one of the worlds largest manufacturer of nonwoven products, from 1986 to 1997. From 1968 to 1986 he held various manufacturing, process and product development, marketing and business planning positions at DuPont's Textile Fibers operations.

   Peter A. Schmitt (age 38) was elected Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary of the Company effective in May, 1997. Prior to accepting such position, Mr. Schmitt served for two years as the chief financial officer and general manager of the Company's custom procedure tray business. From 1993 to 1995 Mr. Schmitt was controller of Digene, Inc., a biotechnology company. From 1991 to 1993, Mr. Schmitt was part of a management turnaround team for a private printing company and between 1985 and 1990 Mr. Schmitt was employed by Touche Ross & Company and Coopers & Lybrand as a senior auditor and audit supervisor, respectively.

   Lester J. Berry (age 64) became an executive officer of the Company following the conclusion of the acquisition of Microtek. Prior to that time, Mr. Berry had served as a director and officer of Microtek since 1994. From 1987 through 1993, Mr. Berry served in various capacities at 3M Corporation, including service as a National Sales and Marketing Manager, Medical Specialties, and as the National Sales Manager, Health Care Specialties.

   Richard Setian (age 38) was elected Vice President of Marketing in May, 1996, after working with the Company's marketing department since his association with the Company in April, 1995. Between December, 1992 and March, 1995, Mr. Setian served as Executive Vice President of Maxxim in its Boundary division. Prior to his joining Maxxim, Mr. Setian held various sales and marketing positions with Kendall Healthcare Products.

   Michael Mabry (age 35) was elected Vice President of Operations of the Company effective in May, 1997, and now serves as Vice President and General Manager for the Company. Prior to accepting such position, Mr. Mabry served in various positions with the Company (including Chief Information Officer) since his joining the Company in September, 1995. From 1984 to 1995, Mr. Mabry was employed by DeRoyal Industries where his career advanced from software engineer to vice president of information systems and operations.

   David W. Velmosky (age 48) was appointed Vice President of Human Resources of the Company effective in May, 1997. Prior to accepting such position, Mr. Velmosky served in a non-executive capacity as Vice President of Human Resources of the Company since his joining the Company in July, 1996. Mr. Velmosky was formerly employed as Vice President of Human Resources for Atlantis Plastics, Inc. from 1994 to 1996. Between 1992 and 1994, Mr. Velmosky was in the human resources department of Pittsburg Plate and Glass. In addition to a bachelors degree in industrial psychology, Mr. Velmosky holds numerous advanced certifications in employment law, ERISA benefits and compensation practices.


526150.6

   Theodore M. DuBose, IV (age 52) was elected Vice President of Industrial Sales for the Company effective in May, 1997. Prior to accepting such position, Mr. DuBose served in various non-executive capacities on behalf of the Company including manager of Industrial Sales and President of SafeWaste Corporation, since the date of his joining the Company as result of the Company's acquisition of SafeWaste Corporation in May, 1995. Mr. DuBose founded the predecessor of SafeWaste in 1992. Prior to SafeWaste, Mr. DuBose served in various executive capacities with both entrepreneurial and large construction industry companies.

   Rosdon Hendrix (age 58) was elected a Director of the Company in December 1994. Until he retired in June 1992, Mr. Hendrix served for approximately 30 years in various financial positions for General Motors Corporation, including serving as Resident Comptroller from 1975 until his retirement. Since June 1992, Mr. Hendrix has engaged in efficiency consulting studies with various governmental authorities and businesses in Georgia.

   Kenneth F. Davis (age 47) was elected a Director of the Company in January 1996. Dr. Davis has been a practicing surgeon on the staff of the Harbin Clinic and Redmond Regional Medical Center, Rome, Georgia since 1986. In addition, Dr. Davis serves on the Board of AmSouth Bank of Georgia, a publicly owned bank, as well as various other companies, including a privately held hospital consulting firm.

   Olivia F. Kirtley, (age 47) was elected a Director of the Company in April, 1997. Ms. Kirtley is the Chief Financial Officer of Vermont American Corporation of Louisville, Kentucky, the world's largest manufacturer and marketer of power tool accessories. Prior to joining Vermont American Corporation in 1979, Ms. Kirtley was Senior Tax Manager with Ernst & Young.

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

   The Company's Bylaws provide that each officer and director shall be indemnified for all losses and expenses (including attorneys' fees and costs of investigation) arising from any action or other legal proceeding, whether civil, criminal, administrative or investigative, including any action by and in the right of the Company, because he is or was a director, officer, employee or agent of the Company or, at the Company's request, of any other organization. In the case of action by or in the right of the Company, such indemnification is subject to the same exceptions, described in the preceding paragraph, that apply to the limitation of a director's monetary liability to the Company. The Bylaws also provide for the advancement of expenses with respect to any such action, subject to the officer's or director's written affirmation of his good faith belief that he has met the applicable standard of conduct, and the officer's or director's written agreement to repay any advances if it is determined that he is not entitled to be indemnified. The Bylaws permit the Company to enter into agreements providing to each officer or director indemnification rights substantially similar to those set forth in the Bylaws, and such agreements have been entered into between the Company and each of the members of its Board of Directors and certain of its executive officers. Although the form of indemnification agreement offers substantially the same scope of coverage afforded by provisions in the Articles of Incorporation and Bylaws, it provides greater assurances to officers and directors that indemnification will be available, because, as a contract, it cannot be modified unilaterally in the future by the Board of Directors or by the shareholders to eliminate the rights it provides.

Section 16(a) Beneficial Ownership Reporting Compliance.

   Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, Isolyser's executive officers and directors and any persons holding more than ten percent of the Company's common stock are required to file with the Securities and Exchange Commission and The Nasdaq Stock Market reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific due dates have been established and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished

526150.6
to Isolyser. Based solely on its review of the copies of such reports furnished to Isolyser, or written representations that no reports were required, Isolyser believes that, during 1997, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10% of its common stock complied with the Section 16(a) requirements except Mr. Schmitt filed a Form 4 late, Mr. DuBose amended a timely filed Form 3 to correct a typographical error and Jamal Silim (a former director) filed a Form 5 late reporting an exempt option grant.



526150.6

ITEM 11.EXECUTIVE COMPENSATION

   The following table sets forth the cash and non-cash compensation paid by the Company (or Microtek for services rendered during the years ended December 31, 1996 and 1995), to the two individuals serving as the Company's chief executive officer during portions of 1997, and each of the four most highly compensated executive officers of the Company other than such chief executive officers who were serving as executive officers at December 31, 1997 (collectively, the "Named Executive Officers").

                                            SUMMARY COMPENSATION TABLE

                                                                                             Long-Term
                                                       Annual Compensation                   Compensation
                                                                            Other Annual     Awards          All Other
Name and Principal Position         Year       Salary         Bonus         Compensation     Options (#)     Compensation
---------------------------         ---        ------         -----         ------------     -------------   ------------
Gene R. McGrevin .................  1997       $67,874            -                -         150,000                 -
 Chairman, Former President

Robert L. Taylor,.................  1997       $150,000           -                -                -        $2,998(1)
 Former Chairman, President and     1996       $150,000           -                -           40,000        $2,453(1)
 Chief Executive Officer            1995       $150,000           -                -                -        $2,570(1)


Travis W. Honeycutt...............  1997       $150,000           -                -                -        $3,235(2)
 Executive Vice President           1996       $150,000           -                -           40,000        $3,235(2)
                                    1995       $150,000           -                -                -        $3,235(2)


Dan R. Lee ......................   1997       $150,000           -                -         100,000         $4,978(4)
 Executive Vice President (3)       1996       $150,000       $100,000             -          50,000         $4,417(4)
                                    1995       $150,000       $100,000             -          41,250         $5,093(4)


Lester J. Berry...................  1997       $150,000           -                -                -        $9,302(5)
 Vice President (3)                 1996       $150,000       $100,000             -                -        $7,539(5)
                                    1995       $150,000       $ 74,000             -          16,500         $6,427(5)

Peter A. Schmitt..................  1997       $137,000       $ 25,587             -                -        $9,114(6)


-----------

(1) This amount represents the Company's payment ($2,125) for $500,000 of term life insurance and contributions to a 401(k) plan ($873, $328 and $445 in 1997, 1996 and 1995 respectively).

(2) This amount represents the Company's payment on Mr. Honeycutt's behalf, for $500,000 term life insurance policies.

(3) Compensation earned prior to 1997 by Messrs. Lee and Berry stated in the table is based upon compensation plans of Microtek as these individuals were executive officers of Microtek prior to the Microtek acquisition effected September 1, 1996.

(4) This amount represents payment ($2,036 per year) for $250,000 term life insurance and contributions for a 401(k) plan for the balance of the amount stated.

(5) This amount represents the Company's payment ($5,158 per year) for $250,000 term life insurance and contributions for a 401(k) plan for the balance of the amount stated.

(6) This amount represents relocation expenses ($6,969) and contributions to a 401(k) plan for the balance ($2,145) of the amount stated.



526150.6

Employment Arrangements

   The Company is a party to employment agreements with all of its Named Executive Officers, except Travis W. Honeycutt. In connection with Mr. McGrevin's acceptance of his position as Chairman of the Board of Directors and acting President of the Company, the Company and Mr. McGrevin entered into an employment agreement pursuant to which Mr. McGrevin agreed to serve in such capacities until December 31, 1997, or such later date as the Company and Mr. McGrevin might mutually agree. Such agreement, which expired effective December 31, 1997, provided for a fixed salary, allowed Mr. McGrevin to participate in Company sponsored employee benefit plans and set forth Mr. McGrevin's agreement to certain restrictive covenants relating to the protection of confidential information. The agreement was terminable by the Company at any time with or without cause and without any obligation in respect of severance.

   Subsequent to Mr. Taylor's retirement as Chairman, Chief Executive Officer and President of the Company, the Company and Mr. Taylor concluded the terms of an employment agreement pursuant to which the Company retained the continuing services of Mr. Taylor as a non-executive employee through August 30, 1999 and obtained Mr. Taylor's agreement to certain restrictive covenants including covenants relating to the protection of confidential information and restricting Mr. Taylor's ability to compete against the Company. In consideration of the foregoing, the Company agreed to continue Mr. Taylor's salary ($150,000 per year) and certain Company-funded health and life insurance benefits through the term of such employment agreement.

   In the fourth quarter of 1997, the Company and Dan R. Lee concluded an employment agreement providing that Mr. Lee agrees to continue to serve as an employee of the Company through March 31, 2000, and specifies a certain minimum salary and benefits. The agreement also includes certain restrictive covenants including covenants relating to the protection of confidential information and restricting competition against the Company. The agreement is terminable by the Company with or without cause. In the event of any termination of Mr. Lee's employment by the Company without cause, the Company remains obligated to pay the base salary provided in the agreement through March 31, 2000.

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

   Effective March 12, 1998, Mr. Schmitt entered into an employment agreement with the Company expiring on March 12, 2001. Such employment agreement specifies a minimum salary and benefits payable to him during the term of the employment agreement. The agreement also includes certain restrictive covenants including covenants relating to the protection of confidential information and restricting competition against the Company. The agreement is terminable by the Company or the employee with or without cause. In the event of termination of the agreement by the Company without cause, or by the employee for good reason (as defined), the employee would be entitled to specified severance of between six months and one year of salary. In the event of any termination of Mr. Schmitt's employment occurring within six months after a change of control (as defined) of the Company, other than a termination of employment as a result of death, disability or for cause, then the Company is obligated to pay a severance in amount equal to 2.99 times Mr. Schmitt's annual base salary as then in effect plus certain other amounts primarily involving continuation of health insurance for up to one year following the date of such termination of employment. In the event any such payments would be subject to the excise tax imposed under the Internal Revenue Code, then such amount would be reduced to the extent necessary so that no payment shall be subject to such excise tax unless any such reduction would net the employee a lesser amount on an after-tax basis.

Employee Benefit Plans

    Stock Option Plan. In April 1992, the Board of Directors and shareholders of the Company adopted a Stock Option Plan (the "Plan"). The Plan currently provides for the issuance of options to purchase up to 4,800,000 shares of common stock (subject to appropriate adjustments in the event of stock splits, stock dividends and similar dilutive

526150.6
events). Options may be granted under the Plan to employees, officers or directors of, and consultants and advisors to, the Company who, in the opinion of the Compensation Committee, are in a position to contribute materially to the Company's continued growth and development and to its long-term financial success. The Plan is administered by a committee appointed by the Board of Directors. The Compensation Committee has been designated by the Board of Directors as the committee to administer the Plan. The purposes of the Plan are to ensure the retention of existing executive personnel, key employees and consultants of the Company, to attract and retain new executive personnel, key employees and consultants and to provide additional incentives by permitting such individuals to participate in the ownership of the Company.

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

   As of March 24, 1998, options to purchase 4,308,829 shares of common stock were outstanding under the Plan.

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

   An aggregate of 300,000 shares of common stock of the Company have been reserved for issuance under the Stock Purchase Plan, and an aggregate of 113,090 shares of common stock have been purchased and issued under the Stock Purchase Plan. All employees (including officers of the Company) who have been continuously employed for three months or more by the Company or its designated subsidiaries (during which such employee's hours of employment were 1,000 or more) as of the commencement of any offering period under the Stock Purchase Plan are eligible to participate in the Stock Purchase Plan. An employee electing to participate in the Stock Purchase Plan must authorize a whole percentage (not less than 1% nor more than 10%) of the employee's compensation to be deducted by the Company from the employee's pay during each pay period. The price for common stock which is purchased under the Stock Purchase Plan is equal to 85% of the fair market value of the common stock on either the first business day or last business day of the applicable offering period, whichever is lower.

   A participant may voluntarily withdraw from the Stock Purchase Plan at any time by giving at least 30 days notice to the Company prior to the end of the offering period and will receive on withdrawal the cash balance, without interest, then held in the participant's account. Upon termination of employment for any reason, including resignation, discharge, disability or retirement, or upon the death of a participant, the balance of the participant's

526150.6
account, without interest, will be paid to the participant or his or her designated beneficiary. However, in the event of the participant's death, the participant's beneficiary may elect to exercise the participant's option to purchase such number of full shares which such participant's accumulated payroll deductions will purchase at the applicable purchase price.

Stock Options

   The Company granted options to its Named Executive Officers in 1997 as set forth in the following table. The Company has no stock appreciation rights ("SARs") outstanding.

526150.6

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                           Individual Grants
                     -------------------------------------------------------------
                                        Percent of
                        Number of         Total
                       Securities      Options/SARs     Exercise                     Potential Realizable Value at
                       Underlying       Granted to      or Base                      Assumed Annual rates of Stock
                      Options/SARs     Employees in      Price                       Price Appreciation for Option
Name                   Granted (#)     Fiscal Year       ($/Sh)       Expiration                Term(1)
                                                                         Date      ----------------------------------
                                                                                        5% ($)           10% ($)
                     --------------- ---------------- ------------   ------------- ----------------- ----------------

Gene R. McGrevin          150,000            23%         $ 4.75        04/04/02       $  196,850(1)     $ 435,000(1)
Dan R. Lee                100,000            16%         $ 4.75        04/04/02       $  131,234(1)     $ 290,000(1)





(1) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions.


     The following table sets forth the value of options exercised during 1997 and of unexercised options held by the Company's Named Executive Officers at December 31, 1997.


                              AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                                       AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                                   Number of
                                                                                   Securities       Value of Unexercised
                                                                                   Underlying           in-the-Money
                                                                                  Unexercised          Options/SARs at
                                                                                Options/SARs at          FY-End ($)
                                                                                   FY-End (#)           Exercisable/
                                     Shares Acquired            Value             Exercisable/          Unexercisable
Name                                 On Exercise (#)         Realized ($)        Unexercisable
----                                 ---------------         ------------        -------------

Gene R. McGrevin ................           -0-                   -0-                   150,000/0             0/0(1)
Robert L. Taylor ................           -0-                   -0-               13,333/26,667          0/0(2)
Travis W. Honeycutt .............           -0-                   -0-               13,333/26,667          0/0(2)
Dan R. Lee ......................           -0-                   -0-             309,211/133,334       389,507/0(3)
Peter A. Schmitt ................           -0-                   -0-               35,000/40,000          0/0(4)

-----------


(1) The indicated value is based on an exercise price of $4.75 per share and value per share at December 31, 1997 of $2.38.
(2) The indicated value is based on an exercise price of $14.45 per share and value per share at December 31, 1997 of $2.38.
(3) The indicated value is based on exercise prices of $0.83 per share on 251,295 shares, $3.49 per share on 41,250 shares and $7.125 per share on 16,666 shares for exercisable options and $7.125 per share on 33,334 shares and $4.75 per share on 100,000 shares for unexercisable options, and a value per share on December 31, 1997 of $2.38.
(4) The indicated value is based upon an exercise price of $7.125 per share and value per share at December 31, 1997 of $2.38.




Director Compensation

   Nonemployee directors of the Company who are not affiliated with greater than five percent shareholders of the Company ("Nonemployee Directors") are compensated $1,000 and $250 for each meeting of the Board of Directors and Committee of the Board of Directors, respectively, requiring travel for attendance and are reimbursed upon request for the reasonable expenses incurred in attending Board of Directors or committee meetings. In addition, the Company's 1995 Nonemployee Director Stock Option Plan (the "Director Option Plan") provides for automatic grants to each Nonemployee Director of nonqualified stock options covering 2,000 shares of common stock at an exercise price equal to the fair market value of the Company's common

526150.6
stock on the date of grant. The date of grant under the Director Option Plan for each Nonemployee Director then serving as such is at each of the following times: (1) on the effective date of adoption of the Director Option Plan, (2) on the election of a Nonemployee Director to the Board of Directors (except at an annual meeting of shareholders) and (3) following each annual meeting of shareholders occurring subsequent to the first anniversary of the effective date of the Director Option Plan and the date of any option granted to such Nonemployee Director under the Director Option Plan. Options granted under the Director Option Plan may be exercised only by the optionee beginning six months after the date of grant until the earliest of five years after the date of grant, 30 days after ceasing to be a director of the Company (other than due to death or disability) and one year after death or disability.

   During 1996, the Board of Directors, with each Nonemployee Director abstaining, adopted a policy to increase the equity interest of its Nonemployee Directors in the Company by awarding to each such director a stock option for 25,000 shares of Company common stock provided such director had attended at least 75% of the sum of all meetings of the Board of Directors and any committees on which that director served during the first year following his or her election to the Board. Accordingly, each then incumbent Nonemployee Director was awarded at the end of 1996 a non-qualified stock option under the Company's Stock Option Plan covering 25,000 shares of the Company's common stock at an exercise price of $8.00 per share (being the fair market value of the Company's common stock on the grant date) and being exercisable immediately upon the date of grant until the earliest of five years after the grant date or one year after ceasing to be a director of the Company.

   During 1997 in connection with the formation by the Board of Directors of its Executive Committee to assist in the transition of certain duties and the search for a permanent replacement chief executive of the Company, both arising as a result of the retirement of the former President and Chief Executive Officer of the Company, the Board of Directors awarded each of Mr. Hendrix and Dr. Davis, the two Nonemployee Directors on such Executive Committee, a non-qualified stock option under the Company's Stock Option Plan covering 25,000 shares of the Company's common stock at an exercise price of $5.25 per share (being the fair market value of the Company's common stock on the grant date), and being exercisable immediately upon the date of grant until the earliest of five years after the grant date or one year after ceasing to be a director of the Company.

   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of March 24, 1998, certain information regarding the beneficial ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock, (ii) each director and Named Executive Officer, and (iii) all directors and executive officers as a group:


                                                      Common                  Percentage of
                                                Shares Beneficially         Stock Beneficially
Name of Beneficial Owner                               Owned                      Owned
                                                -------------------               -----
Robert L. Taylor (1) ...........................           2,789,750               7.0%
Travis W. Honeycutt (2).........................           2,900,388               7.3%
Gene R. McGrevin (3) ...........................             170,000                *
Dan R. Lee (4)..................................             352,610                *
Lester J. Berry (5).............................              92,974                *
Rosdon Hendrix (6)..............................             102,000                *
Kenneth Davis (7)...............................              89,243                *
Olivia F. Kirtley (8) ..........................             108,600                *
Terence N. Furness (9) .........................              50,000                *
Peter A. Schmitt (10)  .........................              36,500                *
All directors and executive officers as a
group (14) persons) (11)                                   4,075,752              10.0%


-----------

  *Represents less than 1% of the common stock

(1) As reported by Mr. Taylor in a Statement on Schedule 13G filed with the Securities and Exchange Commission. Includes 2,600 shares of common stock over which Mr. Taylor acts as custodian under the Georgia
         Transfers  to  Minors  Act,  and  options  to  acquire   26,666  shares
         exercisable within 60 days.
(2)      Includes options to acquire 26,666 shares exercisable within 60 days.
(3)      Includes options to acquire 150,000 shares exercisable within 60 days.
(4)      Includes options to acquire 342,545 shares exercisable within 60 days.
(5)      Includes options to acquire 82,500 shares exercisable within 60 days.
(6)      Includes options to acquire 56,000 shares exercisable within 60 days.
(7)      Includes options to acquire 54,000 shares exercisable within 60 days.



526150.6

(8) Includes 74,500 shares of common stock not owned directly by Ms. Kirtley but in which beneficial ownership may be attributed to Ms. Kirtley, and options to acquire 2,000 shares exercisable within 60 days.
(9)      Includes options to acquire 50,000 shares exercisable within 60 days.
(10)     Includes options to require 35,000 shares exercisable within 60 days.
(11)     Includes options to acquire 969,377 shares exercisable within 60 days.


   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   P.E.T.Net Pharmaceutical Services, LLC ("PETNet"), a limited liability company which develops and operates facilities to distribute pharmaceuticals to provide diagnostic services through an advanced technology known as positron imaging, leases approximately 3,500 square feet of space included within the Company's administrative headquarters located in Norcross, Georgia. Mr. McGrevin, the Chairman of the Company, serves as the Chairman and Chief Executive Officer of PETNet and is a substantial investor in PETNet. The lease between the Company and PETNet provides for a rental rate of $15.00 per square foot per year ($52,500 per year) which includes certain basic services such as utilities and maintenance within such rental rate. The lease expires June 30, 2000, but may be terminated earlier at the discretion of either party upon six months notice. Prior to entering into such lease, representatives of the Company evaluated rental rates for comparable office space in order to advise the Company's Board of Directors relative to the fairness of the transaction. With Mr. McGrevin abstaining, the Board of Directors approved and authorized the lease transaction.





526150.6

                                     PART IV

   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) - Financial Statements and Schedules

     The following financial statements and schedules included on pages F-1 through F-__ are filed as part of this annual report.

             Consolidated Financial Statements and Independent Auditors' Report:


                    Independent Auditors' Report
                    Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 Notes to the Consolidated Financial Statements



                         Financial Statement Schedules:

                 Schedule II - Valuation and Qualifying Accounts


     Other schedules are omitted because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.


         (3)(a)   Exhibits

2.1 Articles of Merger of MedSurg Industries, Inc. and MedSurg Acquisition Corp. dated December 31, 1993 (incorporated by reference to Exhibit
          2.1 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
2.2 Plan and Agreement of Merger dated December 31, 1993 of MedSurg Industries, Inc. and MedSurg Acquisition Corp. (incorporated by reference to Exhibit 2.2 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
2.3 Certificate of Merger and Name Change of MedSurg Industries, Inc. and MedSurg Acquisition Corp. dated January 7, 1994 (incorporated by reference to Exhibit 2.3 filed with the Company's Registration Statement on Form S-1, File No. 33-84374)
2.4 Articles of Merger of Creative Research and Manufacturing, Inc. and Creative Acquisition Corp. dated December 31, 1993 (incorporated by reference to Exhibit 2.4 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
2.5 Plan and Agreement of Merger dated December 31, 1993 of Creative Research and Manufacturing, Inc. and Creative Acquisition Corp. (incorporated by reference to Exhibit 2.5 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
2.6 Certificate of Merger and Name Change of Creative Research and Manufacturing, Inc. and Creative Acquisition Corp. dated January 7, 1994 (incorporated by reference to Exhibit 2.6 filed with the Company's Registration Statement on Form S-1, File No. 33-83474) Agreement and Plan of Merger dated as of July 28, 1995 among the
2.7 Company, White Knight Acquisition Corp. and White Knight Healthcare, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 3, 1995)
2.8 Agreement and Plan of Merger dated as of May 1, 1995 among the Company, Isolyser/SafeWaste Acquisition Corp. and SafeWaste Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 15, 1995)
2.9 Articles of Merger dated May 31, 1995 of SafeWaste Corporation With and Into Isolyser/SafeWaste Acquisition Corp. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 15, 1995)
2.10 Certificate of Merger dated May 31, 1995 of Isolyser/SafeWaste Acquisition Corp. and SafeWaste Corporation (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on June 15, 1995)
2.11 Articles of Merger of White Knight Healthcare, Inc., and White Knight Acquisition Corp., dated September 18, 1995 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on October 3, 1995)

2.12 Certificate of Merger of White Knight Healthcare, Inc., and White Knight Acquisition Corp., dated September 18, 1995 (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed October 3, 1995)
2.13 Stock Purchase Agreement dated December 31, 1993 between the Company, MedSurg Acquisition Corp., Creative Acquisition Corp., MedSurg Industries, Inc., Creative Research and Manufacturing, Inc. and MedInvest Enterprises, Inc. (incorporated by reference to Exhibit 2.7 to the Company's Registration Statement on Form S-1, File No. 33-83474)
2.14 Agreement and Plan of Merger dated March 15, 1996 among the Company, Microtek Medical, Inc. and MMI Merger Corp. (incorporated by reference to the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4, File No. 333-7977).
3.1 Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).
3.2 Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the period ending December 31, 1996)
3.3 Amended and Restated Bylaws of Isolyser Company, inc. (incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
3.4 First Amendment to Amended and Restated Bylaws of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 29, 1996).
3.5 Second Amendment of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 20, 1996).
4.1       Specimen  Certificate  of Common Stock  (incorporated  by reference to
          Exhibit 4.1 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).
4.2 Shareholder Protection Rights Agreement dated as of December 20, 1996 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 20, 1996).
4.3 First Amendment to Shareholder Protection Rights Agreement dated as of October 14, 1997 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K/A filed on October 14, 1997)
10.1 Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)

10.2      Second  Amendment to Stock Option Plan  (incorporated  by reference to
          Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
10.3 Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994)
10.4 Form of Fourth Amendments to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1995).
10.5 Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996).
10.6 Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
10.7 Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
10.8 Form of Option for employees of the Company outside of Stock Option Plan (incorporated by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.9      Employment  Agreement of Lester J. Berry (incorporated by reference to
          Exhibit 10.9 filed with the Company's Annual Report on Form 10- K for the period ended December 31, 1996).
10.10 Lease Agreement, dated July 29, 1993, between Richard E. Curtis, Trustee and MedSurg Industries, Inc. (incorporated by reference to
          Exhibit 10.25 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.11 First Lease Amendment, dated February 28, 1994, between Richard E. Curtis, Trustee and MedSurg Industries, Inc. (incorporated by reference to Exhibit 10.26 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.12     Lease  Agreement,   dated  October  21,  1991,  between  Weeks  Master
          Partnership, L.P. and the Company (incorporated by reference to Exhibit 10.27 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.13 Lease, dated September 28, 1984, between M.S.I. Limited Partnership and MedSurg Industries, Inc. (incorporated by reference to Exhibit
          10.28 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.14 Amendment No. 1 to Lease, dated October 10, 1984, between M.S.I. Limited Partnership and MedSurg Industries, Inc. (incorporated by reference to Exhibit 10.29 filed with the Company's Registration Statement on Form S- 1, File No. 33-83474)

10.15 Agreement and Second Amendment to Lease, dated December 31, 1993, between M.S.I. Limited Partnership and MedSurg Industries, Inc. (incorporated by reference to Exhibit 10.30 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.16 Third Amendment to Lease, dated September 9, 1994, between M.S.I. Limited Partnership nd Medsurg Industries, Inc. (incorporated by reference to Exhibit 10.31 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.17     Form of  Indemnity  Agreement  entered  into  between  the Company and certain of its officers and  directors  (incorporated  by reference to
          Exhibit 10.45 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.18 Amended and Restated Credit Agreement dated as of August 30, 1996, among the Company, MedSurg, Microtek, White Knight, the Guarantors named therein, the Lenders named therein and The Chase Manhattan Bank (incorporated by referenced to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 13, 1996).
10.19 Lease Agreement, dated November 18, 1994, between Weeks Realty, L.P. and the Company (incorporated by reference to Exhibit 10.38 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994)
10.20 1995 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.39 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994)
10.21 Agreement and Lease dated October 1, 1992 between Industrial Development Authority of the City of Douglas, Arizona and White Knight Healthcare, Inc. (incorporated by reference to Exhibit 10.41 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)
10.22 Product Purchase and Supply Agreement dated February 8, 1993 between White Knight Healthcare, Inc. and Sterile Concepts, Inc. (incorporated by reference to Exhibit 10.42 filed with the Company's Registration Statement on Form S- 1 File No. 33-97086)
10.23 Non-Negotiable Promissory Note in the original principal amount of $2,304,000.00 dated February 8, 1993 between White Knight Healthcare, Inc. and Sterile Concepts, Inc. (incorporated by reference to Exhibit
          10.43 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)

10.24 Non-Negotiable Promissory Note in the original principal amount of $1,278,500.00 dated February 8, 1993 between White Knight Healthcare, Inc. and Sterile Concepts, Inc. (incorporated by reference to Exhibit
          10.44 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)
10.25 Form of Non-Negotiable Promissory Note in the original Principal amount of $750,000 dated September 15, 1995 between the Company and Ali R. Momtaz (incorporated by reference to Exhibit 10.46 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)
10.26 Distribution and Marketing Agreement dated September 15, 1995 between the Company and Sterile Concepts, Inc. (incorporated by reference to
          Exhibit 10.48 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)
10.27     Agreement,   dated  March  18,  1995  between  White  Knight  Hospital
          Disposables and United Food and Commercial Workers Local 99R (incorporated by reference to Exhibit 10.50 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)
10.28 Labor Contract, dated July 22, 1994, between Union of Industrial, Related and Similar Workers of the Municipality of Agua Prieta,
          Sonora, C.R.O.M. and Industrias Apson, S.A. de C.V. (incorporated by reference to Exhibit 10.51 filed with the Company's Registration Statement on Form S- 1 File No. 33-97086)
10.29 Lease, dated October 1, 1995, between SafeWaste Corporation and Highwoods/Forsyth Limited Partnership (incorporated by reference to
          Exhibit 10.56 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)
10.30 1995 Employee Stock Purchase Plan, as amended by First Amendment dated July 1, 1995 (incorporated by reference to Exhibit 10.57 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)
10.31 Second Amendment to 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.58 to the Company vs. Annual Report on Form 10-K for the period ended December 31, 1995)
10.32 Third Amendment to 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the period ending December 31, 1996).
10.33 Asset Exchange Agreement dated July, 1995 between Microtek and Xomed, Inc. (incorporated by reference to Exhibit 10.9 to Microtek's Annual Report on Form 10-K for the period ended November 30, 1995).

10.34 Asset Purchase Agreement dated November 30, 1995 among Microtek, Medi-Plast International, Inc. and certain affiliates of Medi-Plast International, Inc. (incorporated by reference to Microtek's Current Report on Form 8-K dated December 8, 1995).
10.35 Asset Purchase Agreement dated April 27, 1996 between Microtek and Advanced Instruments, Inc. (incorporated by reference to Exhibit 2.1 to Microtek's Current Report on Form 8-K dated May 15, 1996).
10.36 Employment Agreement dated as of April 11, 1997 between Isolyser Company, Inc. and Gene R. McGrevin.
10.37 Employment Agreement effective as of April 1, 1997, between Isolyser Company, Inc. and Dan R. Lee.
10.38 Employment Agreement dated as of May 1, 1997 between Isolyser Company, Inc. and Robert L. Taylor.
10.39 Employment Agreement effective as of March 1, 1998, between Isolyser Company, Inc. and Peter Schmitt.
11.1      Statement re: computation of per share earnings
21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the period ending December 31, 1996)
23.1      Consent of Deloitte & Touche LLP
23.2      Consent of KPMG Peat Marwick LLP 27.1 Financial Data Schedule




(b)       Reports on Form 8-K:
                Form 8-K/A, filed October 14, 1997, regarding Other Events.

             3(b) Executive Compensation Plans and Arrangements.


1. Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
2.   Second Amendment to Stock Option Plan (incorporated by reference to Exhibit
     4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
3.   Form of Third Amendment to Stock Option Plan  (incorporated by reference to
     Exhibit 10.37 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994)
4. Form of Fourth Amendments to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1995).
5.   Form of Fifth Amendment to Stock Option Plan  (incorporated by reference to
     Exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996).
6. Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
7. Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
8. Form of Option for employees of the Company outside of Stock Option Plan (incorporated by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
9.   Employment  Agreement  of Lester J. Berry  (incorporated  by  reference  to
     Exhibit 10.9 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996).
10. Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
11.  1995 Nonemployee  Director Stock Option Plan  (incorporated by reference to
     Exhibit 10.39 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994)
12. 1995 Employee Stock Purchase Plan, as amended by First Amendment dated July 1, 1995 (incorporated by reference to Exhibit 10.57 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)
13. Second Amendment to 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.58 to the Company vs. Annual Report on Form 10-K for the period ended December 31, 1995)


526150.6

14. Third Amendment to 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the period ending December 31, 1996).
15. Employment Agreement dated as of April 11, 1997 between Isolyser Company, Inc. and Gene R. McGrevin.
16. Employment Agreement effective as of April 1, 1997, between Isolyser Company, Inc. and Dan R. Lee.
17. Employment Agreement dated as of May 1, 1997 between Isolyser Company, Inc. and Robert L. Taylor.
18. Employment Agreement effective as of March 12, 1998, between Isolyser Company, Inc. and Peter Schmitt.




526150.6

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March __, 1998.

                                   ISOLYSER COMPANY, INC.


                                   By:__________________________________________
                                      Terence N. Furness, President
                                      and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March __, 1998.

SIGNATURE                          TITLE
---------                          -----

                                   President and Chief Executive Officer
Terence N. Furness                 (principal executive officer)

                                   Executive Vice President,
Travis W. Honeycutt                Secretary and Director


                                   Executive Vice President and Director
Dan R. Lee

                                   Vice President, Chief Financial Officer and
Peter A. Schmitt                   Treasurer (principal financial and accounting
                                                        officer)

                                   Chairman of the Board of Directors
Gene R. McGrevin

                                   Director
Rosdon Hendrix

                                   Director
Kenneth F. Davis

                                   Director
Olivia F. Kirtley




526150.6
INDEPENDENT AUDITORS' REPORT

Board of Directors of Isolyser Company, Inc.:

We have audited the consolidated balance sheets of Isolyser Company, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December, 31, 1997. Our audits also included the financial statement schedule listed in the index at
Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Microtek Medical, Inc. ("Microtek") which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the statements of operations, changes in shareholders' equity, and cash flows of Microtek for the year ended November 30, 1995 which statements reflect total revenues of $30,058,999 for the year ended November 30, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Microtek for 1995, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for business process reengineering costs.

Atlanta, Georgia
February 27, 1998
(March 20, 1998 as to the 7th paragraph of Note 5)        Deloitte & Touche LLP



533791.wp61



ASSETS                                         1997           1996   LIABILITIES AND SHAREHOLDERS' EQUITY       1997          1996
CURRENT ASSETS                                                       EQUITY CURRENT LIABILITIES
  Cash and cash equivalents             $  9,298,800  $ 20,925,485    Accounts payable                      $10,108,429 $ 10,197,641
  Accounts receivable, net of allowance   13,909,271    27,691,301    Bank overdraft                                       3,229,216
  for doubtful accounts of $1,643,951                                 Accrued compensation                    2,519,672    3,521,704
  and $1,702,069, respectively                                        Other accrued liabilities               3,124,204    3,237,546
Inventories, net                          32,067,351    62,823,765    Current portion of long-term            4,609,493    4,496,623
                                                                      deb                                    ----------- -----------
Prepaid inventories                                        932,784
Net assets held for sale                  35,750,491                                                         20,361,798   24,682,730
Prepaid expenses and other assets          1,744,733     2,629,005
                                         -----------   -----------
                                                                    LONG-TERM DEBT                           37,545,894   47,028,592
  Total current assets                    92,770,646   115,002,340
                                                                    DEFERRED RENT                               309,372      419,741
PROPERTY AND EQUIPMENT
  Land                                       964,390     2,842,390  COMMITMENTS AND CONTINGENCIES (Note 8)
  Building and leasehold improvements      9,491,053    24,541,979
  Equipment                               19,696,911    52,915,897  SHAREHOLDERS' EQUITY:
  Furniture and fixtures                   6,252,651     4,821,744    Participating preferred stock, no par,
  Construction-in-progress                 1,217,335     1,967,451    500,000 shares authorized, none issued
                                         -----------   -----------
                                          37,622,340    87,089,461    Common stock, $.001 par; 100,000,000
  Less accumulated depreciation           17,630,265    13,143,721    shares authorized; 39,554,411 and
                                         -----------   -----------    38,352,649 shares issued, respectively     39,554       39,342

  Property and equipment, net             19,992,075    73,945,740
                                                                      Additional paid-in capital            203,601,184  203,345,978
DEPOSITS ON MACHINERY AND EQUIPMENT            1,398     2,063,573

NET ASSETS HELD FOR SALE                                 1,642,082    Accumulated deficit                  (115,743,281)(21,839,927)
                                                                      Unearned shares restricted to
INTANGIBLE ASSETS:                                                    employee stock ownership plan            (300,000)   (360,000)
  Goodwill                                34,581,870    56,634,863    Cumulative translation adjustment        (103,526)     14,723
                                                                                                             -----------  ----------
  Customer lists                           1,285,898     5,559,410                                            87,493,931 181,200,116
  Patent and license agreements            2,272,610     2,526,063    Treasury shares, at cost
  Noncompete agreements                      485,000       485,000    (310,232 and 319,544 shares,            (1,377,364)(2,396,580)
                                                                        respectively)                        ----------- -----------
  Other                                      427,165       717,886
                                         -----------   -----------
                                          39,052,543    65,923,222       Total shareholders' equity           86,116,567 178,803,536
  Less accumulated amortization            8,249,130     8,591,899
                                         -----------   -----------
        Intangible assets, net            30,803,413    57,331,323

INVESTMENT IN JOINT VENTURE                  110,463       154,463
OTHER ASSETS - Net                           655,636       795,078
                                         -----------   -----------
                                        $144,333,631  $250,934,599                                 $    144,333,631 $  250,934,599
                                         ===========   ===========                                   ===============  =============

See notes to consolidated financial statements.

533791.wp61

                                                      F-2

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                               1997         1996         1995

NET SALES                                                $159,939,799 $ 164,906,050 $104,874,417

COST OF GOODS SOLD                                        142,093,456   128,597,814   74,953,378
                                                          -----------   ----------- ------------
Gross profit                                               17,846,343    36,308,236   29,921,039

OPERATING EXPENSES:
  Selling and marketing expenses                           26,504,953    27,479,033   18,234,438
  General and administrative expenses                      16,916,898    13,902,758    9,503,179
  Amortization of intangibles                               3,847,223     4,289,850    2,411,090
  Research and development                                  2,600,824     2,172,910    1,126,873
  Impairment loss                                          57,310,274
  Restructuring charge                                                    4,410,536
  Costs associated with merger                                            3,371,546

        Total operating expenses                          107,180,172    55,626,633   31,275,580

LOSS FROM OPERATIONS                                      (89,333,829)  (19,318,397)  (1,354,541)

INTEREST INCOME                                               555,306     1,708,766    3,212,838

INTEREST EXPENSE                                           (3,926,500)   (2,990,147)  (1,378,621)

LOSS FROM JOINT VENTURE                                       (44,000)      (34,246)    (43,810)
                                                          -------------- -----------  -----------

INCOME (LOSS) BEFORE INCOME TAX PROVISION
(BENEFIT), EXTRAORDINARY
ITEM AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                            (92,749,023)  (20,634,024)   (435,866)

INCOME TAX PROVISION (BENEFIT)                                354,331      (639,120)    979,615

LOSS BEFORE EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                   (93,103,354) (19,9994,904)   (543,749)

EXTRAORDINARY ITEM - Loss from refinancing
of credit facilities, net of tax
benefit of $332,041                                                        (457,465)

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE, net of tax of $0                       (800,000)

NET LOSS                                                 $(93,903,354) $(20,452,369) $ (543,749)

LOSS PER COMMON SHARE - Basic and Diluted:
Loss before extraordinary item and cumulative
effect of change in accounting principle                 $      (2.37) $      (0.52) $    (0.02)
Extraordinary item                                                            (0.01)
Cumulative effect of change in accounting principle             (0.02)         -              -

NET LOSS                                                 $      (2.39) $      (0.53) $    (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and Diluted                                          39,272,691    38,762,750   33,704,310
                                                          ===========   =========== ============
See notes to consolidated financial statements


533791.wp61

ISOLYSER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                               UNREALIZED
                                                           ADDITIONAL                      LOSS ON
                                 COMMON STOCK ISSUED  PAID-IN   ACCUMULATED  TRANSLATION SHORT-TERM  ESOP  TREASURY SHAREHOLDERS'
                                 SHARES      AMOUNT   CAPITAL     DEFICIT    ADJUSTMENT  INVESTMENTS SHARES SHARES     EQUITY
BALANCE - December 31, 1994      31,900,566 $31,901 $111,989,107 $(870,529) $ (8,585)   $      _   $(480,000)      $ 110,661,894

Issuance of common stock to
  acquire businesses                528,292    528    8,925,458                                                        8,925,986
Issuance of common stock at
  $14.50 per share for cash in
  conjunction with the Company's
  secondary public offering (net
  transaction costs of$5,288,360) 5,492,970  5,493   74,354,213                                                       74,359,706
Reclassification of redeemable
  common shares tocommon shares     495,930    496    3,718,979                                                        3,719,475
Exercise of stock options and
  warrants                          318,348    318    1,224,595                                                         1,224,913
Purchase and retirement of common
  stock                            (383,457)  (383)  (1,281,476)                                                       (1,281,859)
Release of 16,500 shares reserved
   for ESOP                                              11,125                                        60,000              71,125
Tax benefits related to
  stock options                                         665,971                                                           665,971
Currency translation loss                                                      (33,759)                                   (33,759)
Purchase of 329,502 treasury
  shares                                                                                                 (2,471,265)    (2,471,265)
Net loss                                                            (543,749)                                             (543,749)
                                  --------- ------  ----------     ----------   -------  ------- --------- --------   ----------

BALANCE - December 31, 1995      38,352,649 38,353  199,607,972   (1,414,278)  (42,344)      -   (420,000)(2,471,265)  195,298,438

Microtek net income for
  December, 1995                                                      26,720                                                26,720
Exercise of stock options and
  warrants                          989,183     989    3,118,021                                                         3,119,010
Issuance of 9,985 shares
  of common stock from
  treasury pursuant to ESPP                               43,860                                               74,685      118,545
Vesting of performance stock
  options                                                500,000                                                            500,000
Release of 16,500 shares
  reserved from ESOP                                      76,125                                 (60,000)                  136,125
Currency translation gain                                                        57,067                                     57,067
Net loss                                                           (20,452,369)                                        (20,452,369)
                                  ---------  ------ ------------   -----------   ------ -------  ---------  ----------   ---------

BALANCE - December 31, 1996       39,341,832 39,342 203,345,978    (21,839,927)  14,723     -    (360,000) (2,396,580) 178,803,536

Exercise of stock options and
 warrants                           205,139     205     750,270                                                             750,475
Issuance of 51,482 shares of
  common stock from treasury
  pursuant to ESPP                                      (79,797)                                                386,115     306,318
Issuance of 107,484 shares
  of common stock from
  treasury pursuant to
 401(k) plan                                           (417,182)                                                806,131     388,949
Release of 16,500 shares
  reserved for ESOP                                     (21,328)                                      60,000                 38,672
Exchange of 6,000
  common shares                      7,440        7      23,243                                                 (23,250)          -
Release of 7,681 White Knight
 escrow shares                                                                                                 (149,780)   (149,780)
Currency translation loss                                                               (118,249)                          (118,249)
Net loss                               -       -            -   (93,903,354)         -        -           -           -  93,903,354)
BALANCE - December 31, 1997 $ 39,554,411 $39,554 $203,601,184 $(115,743,281) $(103,526) $     -   $(300,000)$(1,377,364)$86,116,567
                            ============  ====== ============  =============  ========= =========  ========  ==========  ==========

533791.wp61



ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                     1997               1996          1995

OPERATING ACTIVITIES:
   Net loss                                                                   $     (93,903,354) $ (20,452,369)$    (543,749)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Microtek net income for December 1995                                                              26,720
      Depreciation                                                                     7,524,004      6,552,416     2,552,817
      Amortization                                                                     3,847,223      4,289,850     2,336,383
      Provision for doubtful accounts                                                    375,442        145,092        82,832
      Provision for obsolete and slow moving inventory                                14,694,250      9,479,426       372,611
      Tax benefits relating to stock options                                                                          665,971
      Loss on disposal of property and equipment                                         138,403        207,252        25,646
      Impairment loss                                                                 57,310,274      2,169,934
      Loss from joint venture                                                             44,000         34,426        44,236
      Compensation expense related to ESOP                                                38,672        136,125        71,125
      Compensation expense related to vesting of variable options                                       500,000
      Changes  in  assets  and  liabilities,   net  of  effects  from  purchased
      businesses:
           Accounts receivable                                                         4,408,808    (4,128,080)     (296,003)
           Inventories                                                                 4,314,164   (25,708,431)  (16,995,068)
           Prepaid inventories                                                         (404,438)        245,116     (819,476)
           Prepaid expenses and other assets                                             698,272    (1,305,973)     (447,744)
           Deferred income taxes                                                                    (1,357,482)     (794,346)
           Other assets                                                                (259,459)      (185,977)   (1,425,325)
          Accounts payable                                                            2,157,788    (5,531,890)     8,244,677
           Accrued compensation                                                          278,315      (434,562)      (48,457)
           Other liabilities                                                           (388,098)        (3,528)      (96,387)
           Other accrued liabilities                                                     177,913      1,597,373     (366,141)
                    Net cash provided by (used in) operating activities                1,052,180   (33,724,562)   (7,436,398)
                                                                               -----------------  -------------  ------------

INVESTING ACTIVITIES:
   Purchase of and deposits for property and equipment                               (4,013,545)   (19,081,793)  (46,494,427)
   Purchase of businesses, net of cash acquired                                                     (5,873,503)  (33,455,465)
   Proceeds from the sale of property and equipment                                      262,500                      125,703
   Proceeds from disposition of joint venture                                                                         298,248
                                    Net cash used in investing activities             (3,751,045   (24,955,296)  (79,525,941)
                                                                               -----------------  -------------  ------------

FINANCING ACTIVITIES:
   Borrowings under line of credit agreements                                         53,068,155     74,943,720    18,527,411
   Repayments under line of credit agreements                                       (57,240,650)   (52,264,517)  (33,388,630)
   Increase (decrease) in bank overdraft                                             (2,721,485)      1,429,174       728,837
   Proceeds from notes payable                                                         1,338,022     13,844,872    18,177,688
   Repayment of notes payable                                                        (4,699,355)   (16,461,380)   (6,075,497)
   Proceeds from issuance of common stock                                                                          79,648,066
   Direct costs related to issuance of common stock                                                               (6,288,360)
   Purchase of treasury stock                                                                                     (3,753,124)
   Issuance of treasury stock                                                            695,267        118,545
   Proceeds from exercise of stock options and warrants                                  750,475      3,119,010     1,224,913

           Net cash provided by (used in) financing activities                       (8,809,571)     24,729,424    69,801,304
                                                                               =================  =============  ============


                                                                                                                     (CONTINUED)


533791.wp61



ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                                         1997              1996       1995
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       $        (118,249) $     57,067 $    (33,759)
                                                                               -----------------  ------------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (11,626,685)  (33,893,367)  17,194,794)

CASH AND CASH EQUIVALENTS:
      Beginning year                                                                  20,925,485    54,818,852   72,013,646
      End of year                                                             $        9,298,800 $  20,925,485$  54,818,852
                                                                               =================  ============  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
           Interest (net of interest capitalized)                             $        3,772,635 $   2,797,865$   1,350,731
                                                                               =================  ============  ===========

           Income taxes                                                       $          217,952 $   1,922,656$   1,302,386
                                                                               =================  ============  ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
      Liabilities assumed in conjunction with the purchase of businesses                                      $  30,214,399
                                                                                                                ===========
      Equipment acquired through capital leases                               $          243,327 $   1,008,503
                                                                               =================  ============

See Notes to Consolidated Financial Statements
                                                                                                                  (Concluded)

533791.wp61

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1997 AND 1996 AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

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

     The Company's future performance will depend to a substantial degree upon its ability to successfully market its patented OREX Degradables (TM) products ("OREX") in commercial quantities. The Company's sales of OREX products were $8,138,500 for the year ended December 31, 1997 and $7,079,000 for the year ended December 31, 1996.

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

     Intangible Assets - Intangible assets consist primarily of goodwill, customer lists, and noncompete agreements. Goodwill represents the excess of the cost of acquired businesses

533791.wp61
     over the fair value of net identifiable assets acquired and is amortized using the straight-line method over 10 to 40 years. Customer lists and noncompete agreements are amortized using the straight-line method over 4 to 15 years.

     Joint Venture - Investment in the joint venture is accounted for using the equity method of accounting. The joint venture investment represents a 50% ownership interest in a mobile waste treatment operation.

     Research and Development Costs - Research and development costs are charged to expense as incurred.

     Cash and Cash Equivalents - Cash equivalents are short-term, highly liquid investments with original maturities of three months or less consisting entirely of U.S. government securities or government backed securities. These investments are classified in accordance with Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," as available for sale securities and are stated at cost which approximates market.

     Income Taxes - Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized (Note 7).

     Foreign Currency Translation - The assets and liabilities of the Company's United Kingdom and Mexican subsidiaries are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates. As the Mexican subsidiaries' operations are an extension of the Company's operations, the U.S. dollar is considered to be the functional currency and any exchange gains or losses are included in net income. The effect of foreign currency transactions was not material to the Company's results of operations for the years ended December 31, 1997, 1996, and 1995.

     Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Assets held for disposal are carried at the lower of carrying amount or fair value, less estimated cost to sell such assets. The Company discontinues depreciating or amortizing assets held for sale effective with the decision to sell the assets (Note 3).

     Earning Per Share - Earnings per share is calculated in accordance SFAS 128, "Earnings Per Share," which was adopted in 1997 and calls for the restatement of all periods presented on a comparative basis. This Statement simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share," by replacing the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. For 1997, 1996, and 1995, there were no

533791.wp61
     significant differences in weighted average shares outstanding for the basic and diluted EPS computations.

     Newly Issued Accounting Standards - In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that the public business enterprises report select information about operating segments in interim financial reports issued to shareholders. The Company will adopt SFAS 130 and SFAS 131 in 1999. Management does not expect these new pronouncements to significantly impact the presentation of the Company's consolidated financial statements.

     Reclassifications - Certain reclassifications have been made in the 1995 and 1996 financial statements to conform to the 1997 classifications.

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


                                              ISOLYSER    MICROTEK   ELIMINATIONS    COMBINED

Nine months ended September 30, 1996
Net sales                                     $ 93,886 $   30,516   $  (804)        $ 123,598
Extraordinary item                               (292)      (283)                        (575)
Net Income (loss)                              (6,406)          2                      (6,404)

Year ended December 31, 1995
      (Microtek as of November 30, 1995)
Net sales                                       75,414     30,059      (599)           104,874
Net income (loss)                              (2,851)      2,307                         (544)


      Note:  All eliminations are related to intercompany sales and purchases.


533791.wp61

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


          Net sales                                  $      2,701
          Cost of good sold                                 1,423
                                                      -----------
                Gross profit                                1,278
          Operating expenses                                  939
                                                      -----------
                Income from operations                        339
          Interest income                                     105
                                                      -----------
                Income before income tax provision            234
          Income tax provision                                207
                                                      -----------
                Net income                           $         27
                                                      ===========


     The consolidated financial statements for all periods prior to 1996 have not been restated for the change in fiscal years. They include the Company's result of operations on a December 31 fiscal year basis, and Microtek's on a November 30 fiscal year basis.

     On April 28, 1996, the Company acquired substantially all of the assets of Venodyne, a manufacturer and marketer of medical products, for $4,000,000 in cash financed by Microtek's credit facility, a $1,750,000 note payable (Note 5), and additional consideration not to exceed $1,000,000, based on sales of certain of Venodyne's products, through April 1999. Through
     December 31, 1997, $487,000 in additional consideration has been paid. Goodwill arising from this acquisition is being amortized using the straight-line method over 25 years.

     On May 31, 1995, the Company acquired SafeWaste Corporation ("SafeWaste"), a mobile waste management company, for $3,105,000, consisting of $1,179,000 in cash and 169,318 shares of common stock valued at $1,926,000. Goodwill arising from this acquisition was being amortized using the straight-line method over ten years. In December 1996, the carrying value of goodwill was written off in conjunction with a restructuring (Note 3).

     On June 27, 1995, the Company acquired the infection control drape line of Xomed, Inc. ("Xomed"), in exchange for the assets of the Company's otology product line, $1,316,000 in cash financed by Microtek's credit facility and $1,314,000 in notes payable (Note 5). Goodwill arising from the acquisition is being amortized using the straight-line method over 25 years.

     Effective   September  1,  1995,  the  Company  acquired  White  Knight,  a manufacturer, packager, and distributor of medical supplies for $30,888,000, including $1,388,000 in expenses, consisting of $23,889,000 in cash and 359,000 shares of common stock valued at $6,994,000. In conjunction with the purchase, the Company allocated $4,124,000 to a customer list and $22,355,000 to goodwill, which was being amortized using the straight-line method over 7 and 20 years, respectively. In December 1997, the carrying value of the customer list and goodwill was written off due to impairment (Note 3).

     On November 30, 1995, the Company acquired  substantially all of the assets
     and  assumed  certain  liabilities  of  Medi-Plast   International,   Inc.,
     ("Mediplast"), a manufacturer and marketer of

533791.wp61
     medical supplies for $11,119,000 consisting of $7,519,000 in cash financed by the Company's credit facility and a $3,600,000 note payable (Note 5). Goodwill arising from the acquisition is being amortized using the straight-line method over 25 years.

     These  acquisitions  have been  accounted for using the purchase  method of
     accounting.   The  consolidated   statements  of  operations   include  the
     operations of the businesses since their respective acquisition dates.

     The following unaudited pro forma information for 1996 and 1995 gives effect to these acquisitions as if they had occurred on January 1, 1995:



                                                       1996          1995
        Net sales                               $ 166,492,000   $147,783,000
        Net loss                                  (20,697,000)    (1,071,000)
        Net loss per share - Basic and Diluted          (0.53)         (0.03)


     The pro forma consolidated information is not necessarily indicative of the results that would have been reported had such acquisitions occurred on such dates, nor is it indicative of the Company's future operations.

3.   IMPAIRMENT AND RESTRUCTURING

     IMPAIRMENT

     During the fourth quarter of 1997, the Company determined that its Orex manufacturing facilities in Arden and Charlotte, North Carolina and Abbeville, South Carolina and its White Knight subsidiary were impaired based on analyses of undiscounted future operating cash flows from these entities. As a result, the Company recorded the following impairment charges to adjust the carrying values of such entities to their estimated fair market values based on appraisals and/or analyses of discounted future operating cash flows from these entities:


           Write-down of property and equipment   $       34,516,000
           Write-down of intangible assets                22,794,000
                                                   -----------------
                                                  $       57,310,000
                                                   =================




533791.wp61

      On February 25, 1998, the Company approved a plan to dispose of its Orex manufacturing facilities and White Knight subsidiary. Accordingly, the net assets of these entities of $35,750,000 at December 31, 1997, are classified as held for sale in the accompanying consolidated balance sheet, and are comprised of the following:


Assets:

      Accounts receivable                      $   8,848,000
      Inventory (LIFO basis)                      11,748,000
      Prepaid inventory (LIFO basis)               1,337,000
      Prepaid expenses and other assets              186,000
      Property and equipment, net                 19,980,000
      Other assets                                   286,000
                                                ------------

                  Total assets                    42,385,000
Liabilities:
      Accounts payable                             2,247,000
      Bank overdraft                                 508,000
      Accrued compensation                           766,000
      Accrued expenses                             1,278,000
      Long-term debt                               1,836,000
                                                ------------

                  Total liabilities                6,635,000
                                                ------------
                                               $  35,750,000
                                                ============
                  Net assets held for sale



      The Company anticipates disposing of these entities in 1998.

      The following represents the results of operations (including impairment charges) of the above noted entities for the year ended December 31, 1997:


Net sales                                    $          49,931,000
Net loss                                               (86,357,000)
Net loss per share - Basic and Diluted                       (2.20)



RESTRUCTURING

     During 1996, the Company approved a plan to consolidate and or dispose of its noncore businesses and to consolidate certain of its administrative functions and services (the "Restructuring"). As part of the Restructuring, the Company recorded the following charges:


533791.wp61

            Write-down of intangible assets       $    2,623,000
            Employee severance                         1,113,000
            Other                                        675,000
                                                   -------------
                                                  $    4,411,000
                                                   =============


     In conjunction with the Restructuring, the Company recorded an impairment loss of $2,623,000 relating to valuation adjustments on certain intangible assets of the Company's noncore businesses to be sold. As a result of the restructuring, certain long-lived assets, primarily equipment, with a carrying value of $1,642,000 at December 31, 1996 were classified as held for sale. During the fourth quarter of 1997, the Company determined that this equipment would be held for use and accordingly, reclassified this equipment into Property and Equipment in the accompanying consolidated balance sheet.

4.   INVENTORIES

     Inventories are summarized by major classification at December 31, 1997 and 1996 as follows:


                                                   1997                  1996
Raw materials                        $        24,121,000   $         20,936,000
Work-in-process                                4,456,000             23,267,000
Finished goods                                25,901,000             29,346,000
                                      ------------------    -------------------
                                              54,478,000             73,549,000

Less reserves for:
Slow moving and obsolete inventory            22,411,000             10,041,000
LIFO inventory                                                          684,000
                                      ------------------    -------------------
                                     $        32,067,000   $         62,824,000
                                      ==================    ===================


     At December 31, 1996, LIFO inventories approximated $28,324,000. At December 31, 1997, the Company's LIFO inventory is included as a component of net assets held for sale.

     At December 31, 1997, the net OREX inventory is approximately $7,500,000.

5.   LONG-TERM DEBT

     In conjunction with the August 30, 1996 Microtek merger, the Company replaced its existing $24,500,000 Isolyser credit agreement and $17,000,000 Microtek credit agreement with a $55,000,000 credit agreement as amended through August 12, 1997 between the Company and a Bank, consisting of a $40,000,000 revolving credit facility through August 31, 1999 and a $15,000,000 term loan facility (the "Credit Agreement"). In conjunction with this replacement, the Company recorded an extraordinary loss of $457,000 in 1996, net of a tax benefit of $332,000 relating to the extinguishment of the former credit agreements.

     Borrowings under the revolving credit facility are based on the lesser of a percentage of eligible accounts receivable and inventory or $40,000,000 less any outstanding letters of credit issued under the Credit Agreement. Current additional borrowing availability under the facility at December 31, 1997 was $6,095,000. Revolving credit borrowings bear interest, at the

533791.wp61

     Company's option, at either the Alternate Base Rate, plus an Interest Margin as defined ("Interest Margin") or LIBOR plus an Interest Margin (8.13% at December 31, 1997). Outstanding borrowings under the revolving credit facility were $24,274,000 and $28,447,000 at December 31, 1997 and 1996, respectively.

     Commencing on December 31, 1996, the term loan facility is repayable in quarterly principal payments of $500,000 through September 1998 and $750,000 through June 2001, with any remaining indebtedness due on August 31, 2001. The term loans bear interest, at the Company's option, at either the Alternate Base Rate plus an Interest Margin or LIBOR plus an Interest Margin (8.63% at December 31, 1997). Outstanding borrowings under the term loan facility were $12,388,000 and $14,500,000 at December 31, 1997 and 1996, respectively.

     The Credit Agreement provides for the issuance of up to $3,000,000 in letters of credit. Outstanding letters of credit at December 31, 1997 were $50,000.

     The Credit Agreement provides for a fee of .25% per annum on the unused commitment, an annual collateral monitoring fee of $50,000, and an outstanding letter of credit fee of up to 2% per annum. The Company is also subject to prepayment penalties through the third year of the Credit Agreement equal to 1% of the amount of the aggregate commitment terminated or reduced, as defined.

     Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, property and equipment, and general intangibles, as defined, and are guaranteed by the Company. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, net income, net worth, and limitations on acquisitions, dispositions, capital expenditures, and additional indebtedness. The Company also is not permitted to pay any dividends.

     At December 31, 1997, the Company was not in compliance with the net income and net worth covenants. These existing covenant violations were waived by the Bank on March 20, 1998. In connection with the waiver of these covenant violations, the Bank and the Company amended the Credit Agreement to revise certain covenants including certain of the financial ratios and the net worth and capital expenditure covenants, delete the net income covenant, add an earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant, and revise the Interest Margins and term loan quarterly payments to $750,000 at September 30, 1998 and $1 million thereafter.

     As a result of the Microtek merger, the Company is also obligated under certain other long-term notes payable, relating primarily to Microtek acquisitions, which aggregated $4,051,000 and $5,238,000 at December 31, 1997 and 1996, respectively. These obligations bear interest at rates ranging from 6.09% to 9.5% and mature through November 2000. Two of the acquisition notes payable aggregating $3,490,000 and $4,638,000 at December 31, 1997 and 1996, respectively, are subordinated to the Credit Agreement.

     As a result of the White Knight acquisition, the Company is also obligated under certain other long-term notes payable and capital leases which aggregated approximately $1,836,000 and $1,906,000 at December 31, 1997 and 1996, respectively. These obligations bear interest at rates ranging from 6.1% to 11.6% and mature through August 2003, and are included as a component of net assets held for sale at December 31, 1997.

     The Company has a $250,000 overdraft protection credit facility with another bank which was

533791.wp61
     unused at December 31, 1997.

     During 1997 and 1996, the Company acquired certain equipment under capital leases aggregating $243,000 and $822,000 at December 31, 1997 and 1996, respectively.

     At December 31, 1997, aggregate maturities of long-term debt, including $1,836,000 included as a component of net assets held for sale and amounts due under capital leases, are summarized below:


         1998                      $            4,609,000
         1999                                  29,452,000
         2000                                   6,683,000
         2001                                   1,697,000
         2002                                      51,000
         Thereafter                             1,499,000
                                    ---------------------
                                   $           43,991,000
                                    =====================


     The carrying value of long-term debt at December 31, 1997 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar provisions provided for in the existing debt agreements.

6.    LEASES

      The Company leases office, manufacturing, and warehouse space, and equipment under operating lease agreements expiring through 2004. Rent expense was $2,595,000, $2,549,000, and $1,728,000 in 1997, 1996, and
      1995, respectively. At December 31, 1997, minimum future rental payments under these leases are as follows:



          1998                           $            1,901,000
          1999                                        1,771,000
          2000                                        1,710,000
          2001                                        2,366,000
          2002                                        1,445,000
          Thereafter                                  1,916,000
                                          ---------------------
                                         $           11,109,000
                                          =====================


     The  Company   may,  at  its   option,   extend   certain  of  its  office,
     manufacturing, and warehouse space lease terms through various dates.

7.   INCOME TAXES

     The income tax provision (benefit) is summarized as follows:


533791.wp61

                                   1997             1996                 1995
Current:
      Federal                           $          349,000 $          852,000
      State             $        80,001             67,000            140,000
      Foreign                   274,330            179,000            380,000
                         --------------  -----------------  -----------------
                                354,331            595,000          1,372,000

Deferred:
      Federal                                  (1,039,000)        (1,483,000)
      State                                      (195,000)           (68,000)
                                         -----------------  -----------------
                                               (1,234,000)        (1,551,000)

Tax expense resulting
      from allocating
      employee stock
      option tax benefits
      to additional paid-in
      capital                                                        666,000
Tax expense resulting from
      allocating certain tax
      benefits to reduce
      goodwill, including
      $252,000 of previously
      unrecognized tax
      benefits as
      December 31, 1994                                              493,000
                         --------------  -----------------  -----------------
                               354,331          (639,000)            980,000
Income tax benefit related
      to extraordinary item                     (332,000)
                         --------------  -----------------  -----------------
    Total income tax
      provision (benefit) $   354,331    $      (971,000) $          980,000
                         ==============  =================  =================


     During 1995, the Company recognized $666,000 in income tax benefits associated with the exercise of employee stock options. Of the benefit recognized in 1995, $125,000 related to compensation expense deductions generated during 1994. These income tax benefits were recorded in the accompanying consolidated financial statements as additional paid-in capital.

     The income tax provision (benefit) allocated to continuing operations using the federal statutory tax rate differs from the actual income tax provision (benefit) as follows:


                                                                    DECEMBER 31,
                                             1997                          1996                   1995

                                ------------------------------------------------------------------------------------

Federal statutory rate            $    (31,806,692)    (34) %   $    (7,016,000)  (34) %   $    148,000       34 %
State income taxes                                                                               86,000       20 %
Items not deductible for tax
  purposes, primarily goodwill
  and merger costs                        8,595,300       9 %          2,881,000    14 %        504,000      116 %
Tax benefit allocated to
   reduce goodwill                                                                     %        242,000       56 %
Other, net                                 (11,853)         %            124,000     1 %                %        %
Valuation allowance                      23,577,576      25 %          3,372,000    16 %
                                   ----------------   -----      ---------------------      -----------    -----

                                  $         354,331       - %   $      (639,000)   (3) %   $    980,000      226 %
                                   ================   =====      =====================      ===========    =====


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

533791.wp61

     The following items comprise the Company's deferred taxes at December 31, 1997 and 1996:



                                                1997            1996
Deferred income tax assets (liabilities):
  Allowance for doubtful accounts          $     346,000 $    585,000
  Inventory                                   10,367,000    4,727,000
  Accrued expenses                             1,210,000      480,000
  Valuation allowance                        (11,923,000)  (5,792,000)
                                            ------------  -----------

    Net deferred income taxes - current                -            -

Operating loss carryforward                  15,506,000    3,143,000
Capital loss carryforward                       230,000      230,000
Intangible assets                             1,284,000   (1,000,000)
Property and equipment                        3,931,000   (2,554,000)
Credit carryforward                             152,000      157,000
Accrued expenses                              2,893,000
Other                                           122,000       24,000
Valuation allowance                         (24,118,000)
                                        ---------------   ----------
    Net deferred income taxes - noncurrent           -            -
                                        ---------------   ----------
    Net deferred income taxes            $           -  $                      -
                                        ===============   ==========


     Gross deferred income tax assets and liabilities equaled $36,041,000 and $0, respectively, at December 31, 1997 and $9,346,000 and $3,554,000,
     respectively, at December 31, 1996.

     During 1995, the Company reduced the valuation allowance with respect to deferred tax assets by $96,000 to $548,000. During 1996, the Company increased the valuation allowance with respect to deferred tax assets by $5,244,000 to $5,792,000. During 1997, the Company increased their valuation allowance by $30,249,000 to $36,041,000.

     At December 31, 1997, the Company has net operating loss carryforwards of $45,605,000 which expire at various dates through 2012. The loss includes $4,289,000 for compensation cost deductions associated with the exercise of employee stock options. The tax benefit relating to these deductions will, when realized, be recorded as additional paid-in capital.

8.   COMMITMENTS AND CONTINGENCIES

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

9.   REDEEMABLE COMMON STOCK

     In connection with the December 31, 1993 acquisition of MedSurg and Creative Research, the Company issued 991,860 shares of common stock at $7.50 per share to Medinvest. In

533791.wp61
     accordance with the terms of the acquisition agreement, Medinvest had the option to require the Company to repurchase up to 50% of the common shares, 495,930 shares, at $7.50 per share exercisable between January 2, 1995 and March 31, 1995.

     On January 24, 1995, the Company received notice from Medinvest of its election to require the Company to repurchase 267,006 of the redeemable common shares at $7.50 per share. The closing of this redemption took place on February_24, 1995. On April 28, 1995, an additional 62,496 shares were repurchased for $468,720, pursuant to a March_30, 1995 final redemption election from Medinvest. The carrying value of the remaining 166,428 unredeemed shares was reclassified as a component of shareholders' equity.

10.  SHAREHOLDERS' EQUITY

     Preferred Stock - On April 24, 1994, the Company authorized, for future issuance in one or more series or classes, 10,000,000 shares of no par value preferred stock. On December 19, 1996, the Company allocated 500,000 of the authorized shares to a series of stock designated as Participating Preferred Stock.

     Common Stock and Warrants- In November 1995, the Company completed a secondary public offering of 5,492,970 shares of its $.001 par value common stock at $14.50 per share for proceeds of $74,359,706, net of transaction costs of $5,288,360. A portion of the proceeds of this offering was used to repay all of Isolyser's revolving credit borrowings.

     On August 31, 1995, the Company's Board of Directors approved a 2-for-1 stock split effected in the form of a 100% stock dividend to shareholders of record on September 15, 1995. All share and per share data has been adjusted to give retroactive effect to this stock split.

     In connection with the sale of 1,255,600 shares of common stock at $3 per share in 1991, the Company issued currently exercisable warrants to purchase, in whole or in part, 83,708 of its common shares at $3 per share, subject to adjustment to prevent dilution. In September 1995, warrants to purchase 41,854 shares of common stock were exercised. On March_7, 1996, the remaining warrants were exercised.

     Stock Options - On April 28, 1992, the Company adopted the Stock Option Plan (the "Plan") which, as amended, authorizes the issuance of up to 4,800,000 shares of common stock to certain employees, consultants, and directors of the Company under incentive and/or nonqualified options and/or alternate rights. An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company's common stock from the alternate right grant date to the exercise date. The Plan Committee may grant alternate rights in tandem with an option, but the grantee must exercise either the right or the option. Options and/or rights under the Plan may be granted through April 27, 2002 at prices not less than 100% of the market value at the date of grant. Options and/or rights become exercisable based upon a vesting schedule determined by the Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the Plan Committee. Through December 31, 1997, no alternate rights had been issued.

     The Company has also granted nonqualified stock options to certain employees, nonemployees, consultants, and directors to purchase shares of the Company's common stock outside of the Plan. Options granted expire in various amounts through 2001.

533791.wp61

     In April 1995, the Company adopted a Director Stock Option Plan, which authorizes the issuance of up to 30,000 shares of common stock. At December 31, 1997, currently exercisable options for 8,000 shares were outstanding under this plan.

     A summary of option activity during the three years ended December 31, 1997 is as follows:


                                                   WEIGHTED AVERAGE
                                      SHARES         EXERCISE PRICE
Outstanding - December 31, 1994
      Granted                          3,553,981    $   4.59
      Exercised                          751,613       10.30
      Canceled                         (233,663)        4.94
                                        (38,932)        8.39
                                ----------------

Outstanding - December 31, 1995
      Granted                          4,032,999        5.60
      Exercised                        1,875,016        7.95
      Canceled                         (983,165)        3.19
                                     (1,111,819)       11.50
                                ----------------

Outstanding - December 31, 1996
      Granted                          3,813,031        5.65
      Exercised                          642,000        4.62
      Canceled                         (213,705)        3.62
                                       (347,022)        6.27
                                ----------------

Outstanding - December 31, 1997        3,894,304    $   5.54
                                ================


      During 1996, the Company repriced 904,000 options with a weighted average exercise price of $15.32 to $7.125.

      The  following  table   summarizes   information   pertaining  to  options
      outstanding and exercisable at December 31, 1997:


    RANGE OF        NUMBER      WEIGHTED AVERAGE REMAINING    WEIGHTED AVERAGE     NUMBER        AVERAGE
 EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE (YEARS       EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE

$.83 to $3.79       1,107,273           2.5                  $      2.39          1,107,273    $    2.39
$4.00 to $4.60        144,000           9.4                         4.00             14,000         4.04
$4.64 to $9.00      2,557,031           2.4                         6.69          1,815,214         6.78
$13.13 to $18.00       86,000            3                         14.37             32,666        14.24
Total               3,894,304                                $      5.54          2,969,153    $    5.20
                 ============                                                     =========


      At December 31, 1996 and 1995, exercisable options were 2,636,434 and 3,189,836, respectively, at weighted average exercise prices of $4.77 and $4.11, respectively.



533791.wp61

      The fair value of options granted in 1997, 1996 and 1995 were $2.44, $6.93 and $8.94, respectively, using the Black Sholes option pricing model with the following assumptions:


                              1997                1996                 1995
Dividend yield               0.00%                0.00%               0.00%
Expected volatility         44.05%               53.90%              53.00%
Risk free interest rate      6.66%                6.03%               6.06%
Forfeiture rate              2.89%                3.00%               3.00%
Expected life, in years      6.09                 4.05                3.25


      In April  1995,  the  Company  adopted an  Employee  Stock  Purchase  Plan
      ("ESPP") which authorizes the issuance of up to 300,000 shares of common stock. Under the ESPP, eligible employees may contribute up to 10% of their compensation toward the purchase of common stock at each year-end. The employee purchase price is derived from a formula based on fair market value of the Company's common stock. At December 31, 1997 and 1996, 51,482 and 9,958 rights to purchase shares had been granted, respectively. Pro forma compensation costs associated with the rights granted under the ESPP is estimated based on fair market value.

      The Company applies APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Effective January 1, 1996, the Company adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's pro forma net loss and basic and diluted net loss per share for 1997, 1996, and 1995 would have been as follows (in thousands, except per share amounts):



                              1997           1996         1995

Net loss                $(94,796,000)  $ 24,577,000)  $(5,335,000)
                        =============   ============   ===========
Net loss per share -
  Basic and Diluted     $     (2.41)   $      (0.63) $      (0.16)
                        =============   =============  ===========




      At December 31, 1997 and 1996, shares available for future grants are 857,000 and 354,000 under the Company option plans and ESPP.

      Employee Stock Ownership Plan - Effective December 1, 1992, Microtek adopted an Employee Stock Ownership Plan ("ESOP") to which the Company has the option to contribute cash or shares of the Company's common stock. During 1993, the Company contributed 16,500 common shares to the ESOP. On November 29, 1993, the Company reserved an additional 148,500 common shares at $3.64 per share for issuance to the ESOP. As consideration for the 148,500 reserved shares, the ESOP issued a $540,000 purchase loan (the "ESOP Loan") to the Company, payable in equal annual installments of $79,000, including interest at 6% commencing November 29, 1994. 16,500 reserved shares have been released during each of 1997, 1996, and 1995, resulting in compensation expense of $39,000, $136,000, and $71,000, respectively. At December 31, 1997, 82,500 common shares with a market value of $247,500 remain

533791.wp61
      unearned under the ESOP.

      The Company's contributions to the ESOP each plan year will be determined by the Board of Directors provided that for any year in which the ESOP Loan remains outstanding, the contributions by the Company may not be less than the amount needed to provide the ESOP with sufficient cash to pay installments under the ESOP Loan. The Company contributed $79,392 to the ESOP during each of 1997, 1996, and 1995.

      The unearned shares reserved for issuance under the ESOP are accounted for as a reduction of shareholders' equity. The ESOP Loan is not recorded in the accompanying financial statements.

      Shareholder Rights Plan - On December 19, 1996, the Company adopted a shareholder rights plan under which one common stock purchase right is presently attached to and trades with each outstanding share of the Company's common stock. The rights become exercisable and transferable, apart from the common stock, ten days after a person or group, without the Company's consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 15% or more of the Company's common stock or announces or commences a tender offer or exchange offer that could result in 15% ownership. Once exercisable, each right entitles the holder to purchase one one-hundredth of a share of Participating Preferred Stock at a price of $60.00 per one one-hundredth of a Preferred Share, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expire on December 31, 2006, and are redeemable at the discretion of the Board of Directors at $.001 per right.

      If a person acquires 15% ownership, except in an offer approved by the Company under the shareholder rights plan, then each right not owned by the acquiror or related parties will entitle its holder to purchase, at the right's exercise price, common stock or common stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquiror obtains 15% ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquiror or related persons will entitle its holder to purchase, at the right's exercise price, shares of common stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price.

      In September 1997, the Company amended its shareholder rights plan to include a provision whereby it may not be amended and rights may not be redeemed by the Board of Directors for a period of one year or longer. The provision only limits the power of a new Board in those situations where a proxy solicitation is used to evade protections afforded by the shareholder rights plan. A replacement Board retains the ability to review and act upon competing acquisition proposals.



533791.wp61

11.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      In November 1997, the Emerging Issues Task Force ("EITF") issued EITF 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Process that Combines Process Reengineering and Information Technology Transformation," which requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the Company capitalized these costs as system development costs.

      The change, effective in the fourth quarter of 1997, resulted in a cumulative charge of $800,000, net of tax of $0. No restatement of prior year financial statements is required, and the effect of this change on the current year and prior year quarters is not material.

12.   SIGNIFICANT CUSTOMERS AND CERTAIN CONCENTRATIONS

      For the year ended December 31, 1997, approximately 20% of the Company's sales were to one customer. Accounts receivable from this customer were $2,349,000 at December 31, 1997. For the year ended December 31, 1996, 17% of the Company's sales were to one customer. Accounts receivable from this customer were $2,688,000 at December 31, 1996. During the year ended December 31, 1995, 21% and 11% of the Company's sales were to two customers. Accounts receivable from these customers at December 31, 1995 were $2,450,000 and $2,411,000.

      Included in the Company's consolidated balance sheet at December 31, 1997 are the net assets of the Company's manufacturing facilities located in the United Kingdom, Mexico, and the Dominican Republic, which total $2,961,000.

      At December 31, 1997, approximately 16.7% of the Company's labor force is covered under three collective bargaining agreements, none of which expire within one year.

13.   RETIREMENT PLANS

      The Company maintains a 401(k) retirement plan covering employees who meet certain age and length of service requirements, as defined. The Company matches a portion of employee contributions to the plans. Vesting in the Company's matching contributions is based on years of continuous service. The Company contributed $510,447, $140,391, and $102,203 to the plan during 1997, 1996, and 1995, respectively.



533791.wp61

14.   UNAUDITED QUARTERLY FINANCIAL INFORMATION
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         QUARTER
                                ------------------------------------------------
YEAR ENDED                    FIRST   SECOND       THIRD           FOURTH
DECEMBER 31,

1997
    Net Sales                $40,003  $42,434  $  41,877    $   35,626
    Gross profit               9,157    9,472     (4,615)1       3,832
    Loss before cumulative
      effect of change        (3,910)  (3,566)    (17,177)     (68,450)2
      in accounting principle
    Loss                      (3,910)  (3,566)    (17,177)     (69,250)3

    Loss per common share -
      Basic & Diluted          (0.10)   (0.09)      (0.44)        (1.76)

1996
    Net sales                $40,145  $40,879  $   41,956   $     41,926
    Gross profit              11,480   12,695      10,290         1,8434
    Loss before
      extraordinary item         437      269      (6,536)        (14,165)5
    Net income (loss)            437      269      (7,110)6       (14,048)

    Earnings (loss per
     common share -
     Basic & Diluted             0.01    0.01       (0.18)          (0.37)


1    Includes $13 million of excess and/or  obsolete OREX inventory write downs.

2    Includes $57.3 million of impairment charges (Note 3).

3 Includes a cumulative charge of $800,000, net of tax of $0, relating to the implementation of EITF 97-13 (Note 11).

4    Includes $10 million of excess and/or obsolete OREX inventory write downs.

5    Includes $4.4 million of restructuring charges (Note 3).

6 Includes an extraordinary loss of $458,000, net of a tax benefit of $332,000, from the refinancing of the Company's credit facilities.


533791.wp61



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                         CHARGED TO
                                          BALANCE AT     CHARGED TO        OTHER
                                          BEGINNING OF   COSTS AND       ACCOUNTS      DEDUCTIONS     BALANCE AT
              DESCRIPTION                  PERIOD         EXPENSES        (NOTE 1)       (NOTE 2)     END OF PERIOD
YEAR ENDED DECEMBER 31, 1995:
Allowance for doubtful trade accounts
receivable                              $      256,545 $       82,832  $     836,210 $             - $    1,175,587
                                         =============  =============   ============  ==============  =============
Reserve for obsolete and slow-moving
inventories                             $      694,060 $      372,611  $           - $     (454,074) $      612,597
                                         =============  =============   ============  ==============  =============

YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful trade accounts
receivable                              $    1,175,587 $      145,092  $     381,390 $             - $    1,702,069
                                         =============  =============   ============  ==============  =============
Reserve for obsolete and slow-moving
inventories                             $      612,597 $    9,479,426  $           - $      (51,180) $   10,040,843
                                         =============  =============   ============  ==============  =============

YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful trade accounts
receivable                              $    1,702,069 $      375,442  $           - $    (227, 419) $    1,850,092
                                         =============  =============   ============  ==============  =============
Reserve for obsolete and slow-moving
inventories                             $   10,040,843 $   14,694,250  $           - $   (1,197,778) $   23,537,315
                                         =============  =============   ============  ==============  =============


Note 1: Represents allowance for doubtful accounts and reserves for slow-moving and obsolete inventories of acquired businesses at date of acquisition.

Note 2: "Deductions" represent amounts written off during the period less recoveries of amounts previously written off.


533791.wp61

INDEPENDENT AUDITORS' CONSENT

Board of Directors and Shareholders
Isolyser Company, Inc.:

We consent to the incorporation by reference in Registration Statements Nos. 333-36049, 33-85668, 33-93524, 33-93526, 33-93528, and 333-11407 of Isolyser
Company, Inc. on Form S-8 of our report dated February 27, 1998 (March 20, 1998 as to the 7th paragraph of Note 5) appearing in this Annual Report on Form 10-K of Isolyser Company, Inc. for the year ended December 31, 1997.




Atlanta, Georgia
March 31, 1998                                           Deloitte & Touche LLP


533791.wp61