Form 10-K/A
period 1997-12-31
ISOLYSER CO INC /GA/
filed 1998-04-01
CIK 929299

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

     This amendment to the Annual Report on Form 10-K for the period ending December 31, 1997 ("Form 10-K") of Isolyser Company, Inc. (the "Company") is filed to make certain formating corrections, provide consecutive ordering of exhibits, and include an independent auditors' report and an individual in the Aggregated Option/SAR Exercises in the Last Fiscal Year and Fiscal Year-End Option/SAR Values table, each of which were inadvertently omitted from the 10-K.

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

526150.1

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

     On March 1, 1992, Isolyser entered into a distribution agreement with Allegiance, a leader in the sale of suction canisters and related apparatus. Under this agreement, Allegiance had an exclusive right in the United States and Canada to distribute LTS to the hospital and free standing surgery center market and the nonexclusive right to sell and distribute LTS to the non-hospital health care market. The agreement expires February 28, 1999 and is subject to renewal for one-year terms thereafter unless otherwise terminated. Effective at the end of 1994, Isolyser terminated Allegiance's exclusive LTS distribution rights in accordance with the terms of the subject agreement allowing for such termination if Allegiance did not achieve certain minimum purchase requirements. During 1996, the Company began to distribute LTS through other national distributors. Beginning in November, 1997, Allegiance substantially reduced its purchases of LTS products. The Company believes that such reduction of purchases may be temporary and that many of the Company's customers using LTS maintain a preference for such product over competitors' products. Such cessation of purchases may be related to recent regulatory developments affecting LTS. See "-- Government Regulation", "Risk Factors -- Reliance Upon Distributors" and "-- Regulatory Risks".

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

     The manufacturing capacity at the Company's OREX materials manufacturing plants has significantly exceeded product demand, which has caused the Company to incur overhead cost which have not been absorbed in the cost of product sales. In 1997 the Company recorded a reserve of $13 million for potentially excess OREX inventories, substantially reduced its manufacturing operations at its Abbeville and Arden OREX materials manufacturing plants, and recorded impairment charges of $57.3 million to certain of its assets, including its Abbeville, Arden and Charlotte materials manufacturing plants, to reduce the carrying value of such assets to their estimated fair value. The Company further determined to seek to dispose such assets as OREX sales volumes did not justify the continued carrying of such assets, the Company's belief that it could satisfy any future requirements for manufacturing woven and non-woven products from third party contract manufacturers, and the Company's objective to reduce its debt. See "-- Business Strategy", "- Products and Markets", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Risk Factors -- Risks of Planned Divestitures", "-- Risks of New Products" and "-- Manufacturing and Supply Risks".

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

     State and local regulations of the Company's products and services is highly variable. In certain cases, for example, state or local authorizations are required to landfill Isolyser's SMS or LTS products, or both. In November, 1997, as a result of a review of an existing approval in California for the landfilling in California of waste treated by LTS, California authorities revoked such approval. While LTS offers benefits unrelated to landfilling, such action has adversely affected the Company's ability to sell LTS. The Company is in the process of obtaining from the state of California approval to landfill waste treated by a new version of LTS. Certain other states are also reviewing previously issued approvals to landfill LTS-treated waste within such other states, but no action has yet been taken as a result of such review processes. No assurances can be provided that prior regulatory actions or pending regulatory reviews will not continue to have an adverse effect upon the sales of the Company's liquid absorbent products. See "Risk Factors -- Reliance Upon Distributors" and "-- Regulatory Risks".

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

     Risks of Planned Divestitures. The Company has recently announced its plans to seek to dispose of its Abbeville, Arden and Charlotte OREX materials manufacturing plants and its White Knight subsidiary. The Company does not have any firm offers to buy such assets, and the Company may not be successful in selling such assets or be able to sell such assets at an acceptable price. If the Company sells any such assets at an amount which is less than the amounts at which such assets are currently recorded on the Company's financial statements, the Company would be required to record additional charges to such financial statements, adversely affecting its operating results. If the Company were unable to sell such assets, the Company may be required to seek to dispose of other assets in order to improve its liquidity. See "-- Liquidity Risks". The sale of such assets would eliminate the ability of the Company to continue to internally manufacture OREX Degradables woven and non-woven products at quantities adequate for commercial sales. See "-- Manufacturing and Supply Risks".

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

     Reliance Upon Distributors. The Company has historically relied on large distributors for the distribution of its products. Hospitals purchase most of their products from a few large distributors. Of these distributors, Owens & Minor accounted for 10% or more of the Company's total sales during 1997. Sterile Concepts has historically been a significant customer of White Knight, based in part on a supply agreement between White Knight and Sterile Concepts which requires that Sterile Concepts purchase a minimum of $5.1 million of product from White Knight annually until June 30, 1998. In mid-1996, Sterile Concepts was acquired by Maxxim, the latter of which is a competitor of White Knight. While Sterile Concepts remains obligated to satisfy its minimum purchase requirement under its supply agreement with White Knight until such agreement expires in 1998, there can be no assurances that Sterile Concepts will in fact satisfy such obligation. During 1997, Sterile Concepts failed to fulfill its purchase obligations under such agreement. Recent regulatory developments regarding the Company's LTS products described under "Business -- Government Regulation" may have caused Allegiance to substantially reduce its purchases of the Company's existing LTS products. The Company believes that Allegiance may have begun to purchase products competitive with those of LTS manufactured by a third party which have been registered under FIFRA. Until 1996, Allegiance was the sole distributor for the Company's LTS products and remains the most significant distributor of such products. Cessation of such purchases by Allegiance has had a material adverse effect upon the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". If the efforts of the Company's distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company's products, the Company's sales may be materially adversely affected.

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

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net sales for 1997 were $159.9 million compared to $164.9 million for 1996, a decline of 3.0%. The 1997 decline in sales of $5.0 million reflects a 6.1% increase in sales of custom procedure trays and related products primarily as a result of increased market penetration. However, sales of such products were adversely affected during the fourth quarter of 1997 as a result of decreased production during the Company's implementation of and conversion to an upgraded manufacturing system which was completed over the course of such quarter. Net sales of Microtek products increased 5.5% over comparable 1996 sales, primarily as a result of the Venodyne acquisition completed in April 1996. These increases in sales were offset by a 16.8% decline in net sales of White Knight products and a 5.8% decline in net sales of safety products during 1997 as compared with 1996.

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

     During 1997, the Company utilized cash and proceeds from working capital management to finance the purchase of property and equipment, reduce outstanding balances under its credit facility and make scheduled debt repayments related to previous acquisitions of businesses, equipment and capital leases. For 1997, net cash provided by operating activities was approximately $1.1 million; net cash used in investing activities was approximately $3.8 million; and net cash used in financing activities was approximately $8.8 million. The $1.1 million provision of cash from operating activities in 1997 results principally from a $4.3 million decrease in gross inventory, a $4.4 million decrease in gross accounts receivable and a $2.2 million increase in accounts payable offset by losses experienced during the year. During 1997 accounts receivable declined from approximately $27.7 million to $22.8 million, inventory (including prepaid inventory) declined from approximately $63.8 million to $45.2 million reflecting the impact of the Company's adoption of synchronous manufacturing methodology, and accounts payable increased from approximately $10.2 million to $12.3 million. These changes are prior to reclasses associated with net assets held for sale. Cash used in investing activities during these periods include primarily funds used to improve the Company's internal manufacturing software. During 1997, cash expenditures for property and equipment and deposits on machinery and equipment were $4.0 million, down from $19.1 million in 1996. To the extent that the Company may, in the future, incur commitments for material capital expenditures not currently envisioned, the Company anticipates that such capital expenditures may require additional debt financing or issuances of common stock to the extent not funded from available cash. Cash used in financing activities of $8.8 million compares to cash proceeds provided by financing activities of $24.7 million during 1996. During 1997, the Company utilized approximately $10.3 million to reduce revolver, term and bank overdraft debt.

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

     Terence N. Furness (age 50) was elected President and Chief Executive Officer of the Company effective January 1, 1998. Mr. Furness has 22 years experience in the medical device industry. Prior to accepting this position with Isolyser, Mr. Furness served as President of Zimmer, Inc., a wholly owned subsidiary of Bristol-Myers Squibb, from 1995 to 1997, and as Senior Vice President Strategic Planning of Bristol - Myers Squibb for a portion of 1997. From 1990 to 1995, Mr. Furness served as President of the Medical Products Group of Smith & Nephew, PLC, an international healthcare and consumer products firm. He holds a Bachelor of Science in Physics from the University of North Carolina at Chapel Hill and a Master in Business Administration from Harvard Graduate School of Business.

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

                              AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                                       AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                   Number of
                                                                                   Securities       Value of Unexercised
                                                                                   Underlying           in-the-Money
                                                                                  Unexercised          Options/SARs at
                                                                                Options/SARs at          FY-End ($)
                                                                                   FY-End (#)           Exercisable/
                                     Shares Acquired            Value             Exercisable/          Unexercisable
Name                                 On Exercise (#)         Realized ($)        Unexercisable
----                                 ---------------         ------------        -------------
Gene R. McGrevin ................           -0-                   -0-                   150,000/0             0/0(1)
Robert L. Taylor ................           -0-                   -0-               13,333/26,667          0/0(2)
Travis W. Honeycutt .............           -0-                   -0-               13,333/26,667          0/0(2)
Dan R. Lee ......................           -0-                   -0-             309,211/133,334       389,507/0(3)
Lester J. Berry .................           -0-                   -0-                 82,500/0             0/0(4)
Peter A. Schmitt ................           -0-                   -0-               35,000/40,000          0/0(5)

     -----------

(1) The indicated value is based on an exercise price of $4.75 per share and value per share at December 31, 1997 of $2.38.
(2) The indicated value is based on an exercise price of $14.45 per share and value per share at December 31, 1997 of $2.38.
(3) The indicated value is based on exercise prices of $0.83 per share on 251,295 shares, $3.49 per share on 41,250 shares and $7.125 per share on 16,666 shares for exercisable options and $7.125 per share on 33,334 shares and $4.75 per share on 100,000 shares for unexercisable options, and a value per share on December 31, 1997 of $2.38.
(4) The indicated value is based on exercise prices of $2.73 per share on 16,500 shares and $3.19 per share on 65,000 shares, and a value per share at December 31, 1997 of $2.38

(5) The indicated value is based upon an exercise price of $7.125 per share and value per share at December 31, 1997 of $2.38.

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

                                     PART IV

   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) - Financial Statements and Schedules

     The following financial statements and schedules included on pages F-1 through F-24 are filed as part of this annual report.

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

27.1      Financial Data Schedule


(b)       Reports on Form 8-K:
                Form 8-K/A, filed October 14, 1997, regarding Other Events.

             3(b) Executive Compensation Plans and Arrangements.


1. Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
2.   Second Amendment to Stock Option Plan (incorporated by reference to Exhibit
     4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
3.   Form of Third Amendment to Stock Option Plan  (incorporated by reference to
     Exhibit 10.37 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994)
4. Form of Fourth Amendments to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1995).
5.   Form of Fifth Amendment to Stock Option Plan  (incorporated by reference to
     Exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996).
6. Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
7. Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
8. Form of Option for employees of the Company outside of Stock Option Plan (incorporated by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
9.   Employment  Agreement  of Lester J. Berry  (incorporated  by  reference  to
     Exhibit 10.9 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996).
10. Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)

11.  1995 Nonemployee  Director Stock Option Plan  (incorporated by reference to
     Exhibit 10.39 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994)
12. 1995 Employee Stock Purchase Plan, as amended by First Amendment dated July 1, 1995 (incorporated by reference to Exhibit 10.57 filed with the Company's Registration Statement on Form S-1 File No. 33-97086)
13. Second Amendment to 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.58 to the Company vs. Annual Report on Form 10-K for the period ended December 31, 1995)
14. Third Amendment to 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the period ending December 31, 1996).
15. Employment Agreement dated as of April 11, 1997 between Isolyser Company, Inc. and Gene R. McGrevin.
16. Employment Agreement effective as of April 1, 1997, between Isolyser Company, Inc. and Dan R. Lee.
17. Employment Agreement dated as of May 1, 1997 between Isolyser Company, Inc. and Robert L. Taylor.
18. Employment Agreement effective as of March 12, 1998, between Isolyser Company, Inc. and Peter Schmitt.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 1998.

                                   ISOLYSER COMPANY, INC.




                                   By:/s/Peter A. Schmitt
                                      ------------------------------------------
                                      Peter A. Schmitt, Vice President, Chief
                                      Financial Officer and Treasurer

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

Atlanta, Georgia
February 27, 1998
(March 20, 1998 as to the 7th paragraph of Note 5)        Deloitte & Touche LLP



533791.wp61

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Microtek Medical, Inc.:


We have audited the consolidated statements of earnings, stockholders' equity, and cash flows of Microtek Medical, Inc. and subsidiaries for the year ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Microtek Medical, Inc. and subsidiaries for the year ended November 30, 1995, in conformity with generally accepted accounting principles.





Jackson, Mississippi                       KPMG PEAT MARWICK LLP
January 17, 1996

532653.1

                     ISOLYSER COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


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

533791.wp61

                                                      F-3

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                               1997         1996         1995

NET SALES                                                $159,939,799 $ 164,906,050 $104,874,417

COST OF GOODS SOLD                                        142,093,456   128,597,814   74,953,378
                                                          -----------   ----------- ------------
Gross profit                                               17,846,343    36,308,236   29,921,039

OPERATING EXPENSES:
  Selling and marketing expenses                           26,504,953    27,479,033   18,234,438
  General and administrative expenses                      16,916,898    13,902,758    9,503,179
  Amortization of intangibles                               3,847,223     4,289,850    2,411,090
  Research and development                                  2,600,824     2,172,910    1,126,873
  Impairment loss                                          57,310,274
  Restructuring charge                                                    4,410,536
  Costs associated with merger                                            3,371,546
                                                          -----------    ----------   ----------
        Total operating expenses                          107,180,172    55,626,633   31,275,580

LOSS FROM OPERATIONS                                      (89,333,829)  (19,318,397)  (1,354,541)

INTEREST INCOME                                               555,306     1,708,766    3,212,838

INTEREST EXPENSE                                           (3,926,500)   (2,990,147)  (1,378,621)

LOSS FROM JOINT VENTURE                                       (44,000)      (34,246)    (43,810)
                                                          -------------- -----------  -----------

INCOME (LOSS) BEFORE INCOME TAX PROVISION
(BENEFIT), EXTRAORDINARY
ITEM AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                            (92,749,023)  (20,634,024)   (435,866)

INCOME TAX PROVISION (BENEFIT)                                354,331      (639,120)    979,615
                                                          ------------  ------------   ----------
LOSS BEFORE EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                   (93,103,354) (19,9994,904)   (543,749)

EXTRAORDINARY ITEM - Loss from refinancing
of credit facilities, net of tax
benefit of $332,041                                                        (457,465)

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE, net of tax of $0                       (800,000)

NET LOSS                                                 $(93,903,354) $(20,452,369) $ (543,749)
                                                          ============  ============  ==========
LOSS PER COMMON SHARE - Basic and Diluted:
Loss before extraordinary item and cumulative
effect of change in accounting principle                 $      (2.37) $      (0.52) $    (0.02)
Extraordinary item                                                            (0.01)
Cumulative effect of change in accounting principle             (0.02)         -              -
                                                           -----------  ------------  ----------
NET LOSS                                                 $      (2.39) $      (0.53) $    (0.02)
                                                           ===========  ============  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and Diluted                                          39,272,691    38,762,750   33,704,310
                                                          ===========   =========== ============
See notes to consolidated financial statements


533791.wp61

ISOLYSER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                               UNREALIZED
                                                           ADDITIONAL                      LOSS ON
                                 COMMON STOCK ISSUED  PAID-IN   ACCUMULATED  TRANSLATION SHORT-TERM  ESOP  TREASURY SHAREHOLDERS'
                                 SHARES      AMOUNT   CAPITAL     DEFICIT    ADJUSTMENT  INVESTMENTS SHARES SHARES     EQUITY
BALANCE - December 31, 1994      31,900,566 $31,901 $111,989,107 $(870,529) $ (8,585)   $      _   $(480,000)      $ 110,661,894

Issuance of common stock to
  acquire businesses                528,292    528    8,925,458                                                        8,925,986
Issuance of common stock at
  $14.50 per share for cash in
  conjunction with the Company's
  secondary public offering (net
  transaction costs of$5,288,360) 5,492,970  5,493   74,354,213                                                       74,359,706
Reclassification of redeemable
  common shares tocommon shares     495,930    496    3,718,979                                                        3,719,475
Exercise of stock options and
  warrants                          318,348    318    1,224,595                                                         1,224,913
Purchase and retirement of common
  stock                            (383,457)  (383)  (1,281,476)                                                       (1,281,859)
Release of 16,500 shares reserved
   for ESOP                                              11,125                                        60,000              71,125
Tax benefits related to
  stock options                                         665,971                                                           665,971
Currency translation loss                                                      (33,759)                                   (33,759)
Purchase of 329,502 treasury
  shares                                                                                                 (2,471,265)    (2,471,265)
Net loss                                                            (543,749)                                             (543,749)
                                  --------- ------  ----------     ----------   -------  ------- --------- --------   ----------
BALANCE - December 31, 1995      38,352,649 38,353  199,607,972   (1,414,278)  (42,344)      -   (420,000)(2,471,265)  195,298,438

Microtek net income for
  December, 1995                                                      26,720                                                26,720
Exercise of stock options and
  warrants                          989,183     989    3,118,021                                                         3,119,010
Issuance of 9,985 shares
  of common stock from
  treasury pursuant to ESPP                               43,860                                               74,685      118,545
Vesting of performance stock
  options                                                500,000                                                            500,000
Release of 16,500 shares
  reserved from ESOP                                      76,125                                 (60,000)                  136,125
Currency translation gain                                                        57,067                                     57,067
Net loss                                                           (20,452,369)                                        (20,452,369)
                                  ---------  ------ ------------   -----------   ------ -------  ---------  ----------   ---------
BALANCE - December 31, 1996       39,341,832 39,342 203,345,978    (21,839,927)  14,723     -    (360,000) (2,396,580) 178,803,536

Exercise of stock options and
 warrants                           205,139     205     750,270                                                             750,475
Issuance of 51,482 shares of
  common stock from treasury
  pursuant to ESPP                                      (79,797)                                                386,115     306,318
Issuance of 107,484 shares
  of common stock from
  treasury pursuant to
 401(k) plan                                           (417,182)                                                806,131     388,949
Release of 16,500 shares
  reserved for ESOP                                     (21,328)                                      60,000                 38,672
Exchange of 6,000
  common shares                      7,440        7      23,243                                                 (23,250)          -
Release of 7,681 White Knight
 escrow shares                                                                                                 (149,780)   (149,780)
Currency translation loss                                                               (118,249)                          (118,249)
Net loss                               -       -            -   (93,903,354)         -        -           -           - (93,903,354)
                             -----------  ------  -----------  -------------  ---------  --------  --------  ----------- -----------
BALANCE - December 31, 1997 $ 39,554,411 $39,554 $203,601,184 $(115,743,281) $(103,526) $     -   $(300,000)$(1,377,364)$86,116,567
                            ============  ====== ============  =============  ========= =========  ========  ==========  ==========
533791.wp61



ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                     1997               1996          1995

OPERATING ACTIVITIES:
   Net loss                                                                   $     (93,903,354) $ (20,452,369)$    (543,749)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Microtek net income for December 1995                                                              26,720
      Depreciation                                                                     7,524,004      6,552,416     2,552,817
      Amortization                                                                     3,847,223      4,289,850     2,336,383
      Provision for doubtful accounts                                                    375,442        145,092        82,832
      Provision for obsolete and slow moving inventory                                14,694,250      9,479,426       372,611
      Tax benefits relating to stock options                                                                          665,971
      Loss on disposal of property and equipment                                         138,403        207,252        25,646
      Impairment loss                                                                 57,310,274      2,169,934
      Loss from joint venture                                                             44,000         34,426        44,236
      Compensation expense related to ESOP                                                38,672        136,125        71,125
      Compensation expense related to vesting of variable options                                       500,000
      Changes  in  assets  and  liabilities,   net  of  effects  from  purchased
      businesses:
           Accounts receivable                                                         4,408,808    (4,128,080)     (296,003)
           Inventories                                                                 4,314,164   (25,708,431)  (16,995,068)
           Prepaid inventories                                                         (404,438)        245,116     (819,476)
           Prepaid expenses and other assets                                             698,272    (1,305,973)     (447,744)
           Deferred income taxes                                                                    (1,357,482)     (794,346)
           Other assets                                                                (259,459)      (185,977)   (1,425,325)
          Accounts payable                                                            2,157,788    (5,531,890)     8,244,677
           Accrued compensation                                                          278,315      (434,562)      (48,457)
           Other liabilities                                                           (388,098)        (3,528)      (96,387)
           Other accrued liabilities                                                     177,913      1,597,373     (366,141)
                                                                               -----------------  -------------  ------------
                    Net cash provided by (used in) operating activities                1,052,180   (33,724,562)   (7,436,398)
                                                                               -----------------  -------------  ------------

INVESTING ACTIVITIES:
   Purchase of and deposits for property and equipment                               (4,013,545)   (19,081,793)  (46,494,427)
   Purchase of businesses, net of cash acquired                                                     (5,873,503)  (33,455,465)
   Proceeds from the sale of property and equipment                                      262,500                      125,703
   Proceeds from disposition of joint venture                                                                         298,248
                                                                               -----------------  -------------  ------------
                                    Net cash used in investing activities             (3,751,045   (24,955,296)  (79,525,941)
                                                                               -----------------  -------------  ------------

FINANCING ACTIVITIES:
   Borrowings under line of credit agreements                                         53,068,155     74,943,720    18,527,411
   Repayments under line of credit agreements                                       (57,240,650)   (52,264,517)  (33,388,630)
   Increase (decrease) in bank overdraft                                             (2,721,485)      1,429,174       728,837
   Proceeds from notes payable                                                         1,338,022     13,844,872    18,177,688
   Repayment of notes payable                                                        (4,699,355)   (16,461,380)   (6,075,497)
   Proceeds from issuance of common stock                                                                          79,648,066
   Direct costs related to issuance of common stock                                                               (6,288,360)
   Purchase of treasury stock                                                                                     (3,753,124)
   Issuance of treasury stock                                                            695,267        118,545
   Proceeds from exercise of stock options and warrants                                  750,475      3,119,010     1,224,913
                                                                               -----------------    -----------    ----------
           Net cash provided by (used in) financing activities                       (8,809,571)     24,729,424    69,801,304
                                                                               =================  =============  ============


                                                                                                                     (CONTINUED)


533791.wp61



ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                                         1997              1996       1995
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       $        (118,249) $     57,067 $    (33,759)
                                                                               -----------------  ------------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (11,626,685)  (33,893,367)  17,194,794)

CASH AND CASH EQUIVALENTS:
      Beginning year                                                                  20,925,485    54,818,852   72,013,646
                                                                               -----------------  ------------  -----------
      End of year                                                             $        9,298,800 $  20,925,485$  54,818,852
                                                                               =================  ============  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
           Interest (net of interest capitalized)                             $        3,772,635 $   2,797,865$   1,350,731
                                                                               =================  ============  ===========

           Income taxes                                                       $          217,952 $   1,922,656$   1,302,386
                                                                               =================  ============  ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
      Liabilities assumed in conjunction with the purchase of businesses                                      $  30,214,399
                                                                                                                ===========
      Equipment acquired through capital leases                               $          243,327 $   1,008,503
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


           Write-down of property and equipment   $ 34,516,000
           Write-down of intangible assets          22,794,000
                                                   -----------
                                                  $ 57,310,000
                                                   ===========




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

4.   INVENTORIES

     Inventories are summarized by major classification at December 31, 1997 and 1996 as follows:


                                             1997            1996
                                             ----            ----

Raw materials                           $ 24,121,000     $ 20,936,000
Work-in-process                            4,456,000       23,267,000
Finished goods                            25,901,000       29,346,000
                                          ----------       ----------
                                          54,478,000       73,549,000

Less reserves for:
Slow moving and obsolete inventory        22,411,000       10,041,000
LIFO inventory                                                684,000
                                          ----------      -----------
                                        $ 32,067,000     $ 62,824,000
                                          ==========      ===========


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

     At December 31, 1997, aggregate maturities of long-term debt, including $1,836,000 included as a component of net assets held for sale and amounts due under capital leases, are summarized below:


         1998                      $   4,609,000
         1999                         29,452,000
         2000                          6,683,000
         2001                          1,697,000
         2002                             51,000
         Thereafter                    1,499,000
                                    ------------
                                   $  43,991,000
                                    ============


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

6.    LEASES

      The Company leases office, manufacturing, and warehouse space, and equipment under operating lease agreements expiring through 2004. Rent expense was $2,595,000, $2,549,000, and $1,728,000 in 1997, 1996, and
      1995, respectively. At December 31, 1997, minimum future rental payments under these leases are as follows:



          1998                     $  1,901,000
          1999                        1,771,000
          2000                        1,710,000
          2001                        2,366,000
          2002                        1,445,000
          Thereafter                  1,916,000
                                    -----------
                                   $ 11,109,000
                                    ===========


     The  Company   may,  at  its   option,   extend   certain  of  its  office,
     manufacturing, and warehouse space lease terms through various dates.

7.   INCOME TAXES

     The income tax provision (benefit) is summarized as follows:


533791.wp61

                                   1997             1996                 1995
                                   ----             ----                 ----
Current:
      Federal                           $          349,000 $          852,000
      State             $        80,001             67,000            140,000
      Foreign                   274,330            179,000            380,000
                         --------------  -----------------  -----------------
                                354,331            595,000          1,372,000

Deferred:
      Federal                                  (1,039,000)        (1,483,000)
      State                                      (195,000)           (68,000)
                                         -----------------  -----------------
                                               (1,234,000)        (1,551,000)
Tax expense resulting
      from allocating
      employee stock
      option tax benefits
      to additional paid-in
      capital                                                        666,000
Tax expense resulting from
      allocating certain tax
      benefits to reduce
      goodwill, including
      $252,000 of previously
      unrecognized tax
      benefits as
      December 31, 1994                                              493,000
                         --------------  -----------------  -----------------
                               354,331          (639,000)            980,000
Income tax benefit related
      to extraordinary item                     (332,000)
                         --------------  -----------------  -----------------
    Total income tax
      provision (benefit) $   354,331    $      (971,000) $          980,000
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

     The income tax provision (benefit) allocated to continuing operations using the federal statutory tax rate differs from the actual income tax provision (benefit) as follows:

                                                                    DECEMBER 31,
                                             1997                          1996                   1995
                                             ----                          ----                   ----
                                ------------------------------------------------------------------------------------
Federal statutory rate            $    (31,806,692)    (34) %   $    (7,016,000)  (34) %   $    148,000       34 %
State income taxes                                                                               86,000       20 %
Items not deductible for tax
  purposes, primarily goodwill
  and merger costs                        8,595,300       9 %          2,881,000    14 %        504,000      116 %
Tax benefit allocated to
   reduce goodwill                                                                     %        242,000       56 %
Other, net                                 (11,853)         %            124,000     1 %                %        %
Valuation allowance                      23,577,576      25 %          3,372,000    16 %
                                   ----------------   -----      ---------------------      -----------    -----
                                  $         354,331       - %   $      (639,000)   (3) %   $    980,000      226 %
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