Form 10-Q
period 1998-03-31
ISOLYSER CO INC /GA/
filed 1998-05-14
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended          March 31, 1998           Commission File No.  0-24866
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

Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                             Outstanding at May 12, 1998
-----                                             ---------------------------
Common Stock, $.001 par value                             39,958,300


547812.2

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ISOLYSER COMPANY, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)

                                 ASSETS                               MARCH 31, 1998        DECEMBER 31, 1997
                                 ------                              ----------------------------------------
Current Assets
        Cash and cash equivalents                                      $    9,813           $    9,299
        Accounts receivable, net                                           15,430               13,909
        Inventories                                                        30,091               32,067
        Prepaid expenses and other assets                                   1,588                1,745
        Assets held for sale                                               35,081               35,751
                                                                        ---------            ---------
                 Total Current Assets                                      92,003               92,771
                                                                        ---------            ---------
Property, plant and equipment                                              39,115               37,622
        Less accumulated depreciation                                    (18,260)             (17,630)
                                                                        ---------            ---------
                 Property, plant, and equipment, net                       20,855               19,992
Intangibles and other assets, net                                          31,124               31,571
                                                                        ---------            ---------
                                                                       $  143,982           $  144,334
                                                                        =========            =========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
        Current installments of long term debt                         $    3,647           $    4,610
        Accounts payable                                                    7,793               10,108
        Bank overdraft                                                        483                    -
        Accrued expenses                                                    4,861                5,644
                                                                        ---------            ---------
                 Total current liabilities                                 16,784               20,362
                                                                        ---------            ---------
Long term debt, excluding current installments                             41,705               37,546
        Other liabilities                                                     286                  309
                                                                        ---------            ---------
                 Total liabilities                                         58,775               58,217
                                                                        ---------            ---------
Shareholders' equity
        Common stock                                                           39                   39
        Additional paid in capital                                        203,017              203,601
        Retained earnings                                               (117,031)            (115,743)
        Cumulative translation adjustment                                   (102)                (103)
        Unearned shares restricted to employee stock ownership plan         (300)                (300)
                                                                        ---------            ---------
                                                                           85,623               87,494
Treasury shares                                                             (416)              (1,377)
                                                                        ---------            ---------
        Total shareholders' equity                                         85,207               86,117
                                                                        ---------            ---------
                                                                       $  143,982           $  144,334
                                                                        =========            =========

See accompanying notes.

547812.2
                                       -2-

                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                  MARCH 31, 1998         MARCH 31, 1997
                                                                ------------------------------------------
Net sales                                                       $   41,230               $   40,003
Costs of goods sold                                                 30,588                   30,846
                                                                ----------                ---------
          Gross profit                                              10,642                    9,157
Operating expenses:
          Selling & marketing                                        6,122                    6,902
          General & administrative                                   3,668                    3,632
          Research & development                                       681                      768
          Amortization of intangibles                                  527                      956
                                                                ----------                 --------
                   Total operating expenses                         10,998                   12,258
                                                                ----------                 ---------
Loss from operations                                                 (356)                  (3,101)
Interest income                                                         92                      228
Interest expense                                                     (950)                  (1,020)
Gain (loss) in joint venture                                             3                     (13)
                                                                ----------                 ---------
Loss before income tax expense                                     (1,211)                  (3,906)
Income tax expense                                                      76                        4
                                                                ----------                 ---------
Net loss                                                        $  (1,287)                $ (3,910)
                                                                ----------                 ---------
Net loss per common share - Basic and Diluted                   $   (0.03)                $  (0.10)
                                                                ==========                 =========
Weighted average number of common shares outstanding                39,512                   38,828
                                                                ==========                 =========

See accompanying notes.


547812.2
                                       -3-

                             ISOLYSER COMPANY, INC.
                        Condensed Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                 THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                   MARCH 31, 1998        MARCH 31, 1997
                                                                 ----------------------------------------
Cash flows from operating activities:
          Net loss                                                $ (1,287)              $  (3,910)
Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                  965                   1,834
          Amortization                                                  527                     956
          Provision for doubtful accounts                                66                      57
          Loss on disposal of property, plant & equipment                10                       6
          Changes in assets and liabilities                         (1,956)                 (2,500)
                                                                   --------               ---------
NET CASH USED IN OPERATING ACTIVITIES:                              (1,675)                 (3,557)
                                                                   --------               ---------
Cash flows from investing activities
          Additions to property, plant and equipment                (1,651)                 (1,166)
                                                                   --------               ---------
NET CASH USED IN INVESTING ACTIVITIES:                              (1,651)                 (1,166)
                                                                   --------               ---------
Cash flows from financing activities:
          Net borrowings under credit agreements                      3,270                   2,524
          Changes in bank overdraft                                     194                 (1,459)
          Proceeds from exercised stock options                           -                     574
          Proceeds from issuance of stock                               255                     306
          Issuance of stock to 401(k) Plan                              121                       -
                                                                   --------               ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                            3,840                   1,945
                                                                   --------               ---------
Net increase (decrease) in cash and cash equivalents                    514                 (2,778)
Cash and cash equivalents at beginning of period                      9,299                  20,925
                                                                   --------               ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   9,813              $   18,147
                                                                   ========               =========

See accompanying notes.

547812.2
                                       -4-

                             ISOLYSER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1) In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report").

2) Inventories are stated at the lower of cost or market and are summarized as follows:

                                            MARCH 31, 1998     DECEMBER 31, 1997
                                            --------------     -----------------

Raw materials and supplies                  $  23,543,000        $  24,121,000
Work in process                                 3,950,000            4,456,000
Finished goods                                 24,681,000           25,901,000
                                             ------------         ------------
         Total                                 52,174,000           54,478,000

Reserve for excess, slow moving and
obsolete inventory                           (22,083,000)         (22,411,000)
                                             ------------         ------------
         Total                              $  30,091,000        $  32,067,000
                                             ============         ============

         At March 31, 1998 and December 31, 1997 the net OREX inventory is approximately $6,326,000 and $7,500,000 respectively.

3) On February 25, 1998, the Company approved a plan to dispose of its OREX manufacturing facilities and White Knight subsidiary. Accordingly, the net assets of these entities at March 31, 1998 and December 31, 1997 are classified as held for sale in the accompanying consolidated balance sheets, and are comprised of the following:

                                           MARCH 31, 1998    DECEMBER 31, 1997
                                           --------------    -----------------
Assets:
     Accounts receivable                   $ 9,348,000           $ 8,848,000
     Inventory                              11,942,000            13,085,000
     Prepaid expense and other assets        1,067,000               186,000
     Property and equipment, net            19,794,000            19,980,000
     Other assets                              280,000               286,000
                                            ----------            ----------
              Total assets                 $42,431,000           $42,385,000
                                            ----------            ----------



547812.2
                                       -5-

                                           MARCH 31, 1998    DECEMBER 31, 1997
                                           --------------    -----------------
Liabilities:
         Accounts payable                    $  3,317,000      $  2,247,000
         Bank overdraft                           219,000           508,000
         Accrued liability                      1,905,000         2,044,000
         Long-term debt                         1,909,000         1,836,000
                                              -----------        ----------

                  Total liabilities             7,350,000         6,635,000
                                              -----------        ----------

                  Net assets held for sale   $ 35,081,000      $ 35,750,000
                                              ===========        ==========



The Company anticipates disposing of these entities in 1998.

The following represents the results of operations of the above noted assets and White Knight for the quarters ended March 31, 1998 and December 31, 1997:

                                               QUARTER ENDED     QUARTER ENDED
                                               MARCH 31, 1998  DECEMBER 31, 1997
                                               --------------  -----------------
Net sales                                    $   11,592,474      $  13,357,000
Net loss                                        (1,850,927)        (1,882,000)
Net loss per share - basic and diluted               (0.05)             (0.05)
                                               ------------       ------------



4) Loss per common share is computed using the weighted average number of common shares outstanding during the respective periods. There is no difference between basic and diluted weighted average and per share amounts for these periods.

5) In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". Effective January 1, 1998, the Company adopted SFAS 130. Management believes the pronouncement does not significantly impact the presentation of the Company's consolidated financial statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1998 ( the "1998 Quarter") were $41.2 million compared to $40.0 million for the three months ended March 31, 1997 ( the "1997 Quarter"). Sales of custom procedure trays and related products increased 22.0% in the 1998 Quarter as compared to the 1997 Quarter. This increase is primarily attributable to the relief of backlog

547812.2
                                       -6-
created by the reduction of production during the Company's implementation of and conversion to an upgraded manufacturing system during the fourth quarter of 1997, and new business. Sales of Microtek products increased 2.8% in the 1998 Quarter as compared to the 1997 Quarter, primarily attributable to increased market penetration at the hospital level. Sales of safety products declined 18.5% in the 1998 Quarter as compared to the 1997 Quarter, due to a substantial reduction in purchases of LTS products by Allegiance, the primary distributor of such products, and recent adverse regulatory developments. While the Company plans to introduce a new LTS product to preserve its market share created by LTS, the Company's ability to do so is subject to obtaining federal registration of such product. The Company expects that its operating results will continue to be adversely affected by reduced sales of LTS, and no assurances can be provided that the Company will be able to maintain its market share on such products by the registration and introduction of a new LTS product. White Knight sales declined 14.2% in the 1998 Quarter as compared to the 1997 Quarter, due to a competitor's purchase of a significant customer and the Company's decision to de-emphasize marketing of White Knight products in favor of higher margin products sold by its other subsidiaries. Sterile Concepts, a significant customer of White Knight, was acquired by Maxxim, which is a product competitor of the Company, in 1996. While Sterile Concepts remains contractually obligated to purchase a yearly minimum of $5.1 million of products until June 30, 1998, the Company expects that Sterile Concepts will no longer purchase White Knight products. The Company is negotiating with Maxxim for a new supply agreement for the sale of other products of the Company in settlement of the outstanding obligations of Sterile Concepts to White Knight. No assurances can be provided that the Company will be able to complete any such settlement negotiations. In February 1998, the Company announced plans to sell its White Knight subsidiary, which, if consummated, would significantly reduce the Company's net sales. See "Risk Factors - Risks of Planned Divestitures" in the Company's Annual Report.

Included in the foregoing sales figures are $1.8 million in sales of OREX Degradables during the 1998 Quarter as compared to $2.1 million in the 1997 Quarter. Sales of OREX Degradables in the 1998 Quarter did not contribute any gross profits to the Company's operating results. During 1997, the Company substantially reduced its selling and marketing efforts to increase sales of OREX Degradables and instead focused on preserving its existing base of hospitals purchasing OREX Degradables and evaluating means to exploit the market position of OREX Degradables within its various market potentials. The Company to date has not achieved any gross profits on its sale of OREX Degradables. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products at acceptable profit margins. The Company's ability to achieve such objective is subject to risks including the risks described in the Company's Annual Report under "Risk Factors."

Gross profit in the 1998 Quarter was $10.6 million, or 25.8% of net sales as compared to $9.2 million in the 1997 Quarter, or 22.9% of net sales. The 16.2% improvement in gross profit is attributable to increased gross profits at the Company's custom procedure tray and Microtek divisions on increased sales, commencing utilization of manufacturing capacity at the Company's Abbeville manufacturing plant for the production of traditional products on a short-term basis,

547812.2
                                       -7-
and reduced depreciation expense due to impairment reserves recorded during the fourth quarter of 1997.

Selling, general and administrative expenses were $9.8 million or 23.7% of net sales in the 1998 Quarter as compared to $10.5 million or 26.3% of net sales in the 1997 Quarter. The reduction in selling, general and administrative expense is primarily attributed to implementation of the Company's operating plan that focused on reorganizing marketing and sales efforts to achieve reductions in selling and marketing expenses.

Research and development expenses were $681,000 in the 1998 Quarter or 1.7% of net sales as compared to $768,000 in the 1997 Quarter or 1.9% of net sales. The decline in research and development expense is primarily attributed to a decline in expenses incurred in the development of fiber technology.

Amortization of intangibles was $527,000 in the 1998 Quarter as compared to $956,000 in the 1997 Quarter. The decline in amortization expense was due to charges recorded during the fourth quarter of 1997 for the impairment of White Knight's carrying value.

The resulting loss from operations was $356,000 in the 1998 Quarter as compared to a $3.1 million loss from operations in the 1997 Quarter.

Interest expense, net of interest income, was $858,000 in the 1998 Quarter as compared to $792,000 in the 1997 Quarter. The increase in interest expense is attributed to increases in the Company's borrowing interest rate combined with lower interest income as a result of lower cash balances during the 1998 Quarter, offset by reduced interest expense as a result of reduced borrowings during 1997.

Provision for income taxes reflect an expense of $76,000 in the 1998 Quarter as compared to an expense of $4,000 in the 1997 Quarter.

The resulting net loss was $1.3 million for the 1998 Quarter as compared to a net loss of $3.9 million for the 1997 Quarter.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's cash and equivalents totaled $9.8 million as compared to $9.3 million at December 31, 1997.

During the 1998 Quarter, the Company used $1.7 million of cash in operating activities as compared to a cash use of $3.6 million in the 1997 Quarter. The use of cash in the 1998 Quarter is attributable to a combination of the Company's operating loss, increases in accounts receivable as a result of an incremental increase in sales of $5.6 million in the 1998 Quarter as compared to the fourth quarter of 1997 and a decrease in accounts payable as a result of the fourth quarter

547812.2
                                       -8-

1997 build-up of inventory at the Company's custom procedure tray division due to systems conversion. The Company used $1.7 million in investing activities during the 1998 Quarter as compared to $1.2 million used during the 1997 Quarter. This use of cash during the 1998 Quarter was primarily attributable to several computer software implementations in progress. During the 1998 Quarter, the Company generated approximately $3.8 million in cash from financing activities, primarily through increasing indebtedness under the Company's revolving line of credit, compared to cash provided by financing activities approximating $1.9 million in the 1997 Quarter.

As more fully described in the Company's Annual Report on Form 10-K, the Company has a $55 million credit agreement (the "Credit Agreement") consisting of a $40 million revolving credit facility maturing on August 31, 1999 and a $15 million term loan facility maturing on August 31, 2001. Current additional borrowing availability under the revolving credit facility at March 31, 1998 was approximately $4.2 million. Outstanding borrowings under the revolving credit facility were approximately $28.6 million at March 31, 1998. Outstanding borrowings under the term loan facility were $11.8 million at March 31, 1998. The Credit Agreement provides for the issuance of up to $3 million in letters of credit. Outstanding letters of credit were $50,000 at March 31, 1998. In March 1998, the Bank and the Company amended the Credit Agreement to revise certain covenants. While the Company does not currently anticipate that it will violate the covenants of the Credit Agreement in the future, no assurances can be provided that these or other violations of covenants contained in the Company's Credit Agreement will not occur in the future or that, if such violations occur, that the Bank will not elect to pursue its remedies under the Credit Agreement. Any unwaived default by the Company under the Credit Agreement would be expected to have a material adverse effect upon the Company. At March 31, 1998, outstanding indebtedness under the Credit Agreement exceeded the Company's cash and cash equivalents.

Based upon its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 1998. Currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuance of common stock in 1998 and subsequent years. There can be no assurances that the Company could obtain any required additional debt financing or successfully consummate an issuance of common stock on terms favorable to the Company, if at all.

Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those in the immediately preceding paragraph, include forward- looking statements made under the provisions of the Private Securities Litigation Reform Act. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's Annual Report including, without limitation, those described under "Risk Factors - Limited Operating History; Net Losses", "-Risks of New Products", "Risks of Expansion", "-Manufacturing & Supply Risks" and "Liquidity Risks".

547812.2
                                       -9-

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.




547812.2
                                      -10-

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


547812.2
                                      -11-

3.5(4)              Second  Amendment to Amended and Restated Bylaws of Isolyser
                    Company, Inc.

4.1(1)              Specimen Certificate of Common Stock

10.1 Employment Agreement dated as of January 1, 1998, between the Company and Terence N. Furness

10.2 Employment Agreement dated as of February 1, 1998, between the Company and Migirdic Nalbantyan

27.1                Financial Data Schedule

------------------


1. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No.
         33-83474).

2. Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 29, 1996.

4. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 20, 1996.

     (b) No current reports on Form 8-K were filed during the quarter for which this report is filed.



547812.2
                                      -12-

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 1998.


                                    ISOLYSER COMPANY, INC.



                                          By:/s/ Terence N. Furness
                                             ---------------------------------
                                              Terence N. Furness
                                              President & CEO
                                              (principal executive officer)


                                          By:/s/ Peter A. Schmitt
                                             ---------------------------------
                                              Peter A. Schmitt
                                              Chief Financial Officer
                                              (principal financial officer)






547812.2
                                      -13-