Form 10-Q
period 1998-06-30
ISOLYSER CO INC /GA/
filed 1998-08-14
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended June 30, 1998 Commission File No. 0-24866
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

Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                     Outstanding at August 13, 1998

Common Stock, $.001 par value                        39,957,412


580940.2
WP6.1

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ISOLYSER COMPANY, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)

                           Assets               June 30, 1998  December 31, 1997
                           ------
                                                    ---------------------
Current assets
 Cash and cash equivalents                       $    7,923     $       9,299
 Accounts receivable, net                            16,010            13,909
 Inventories                                         27,311            32,067
 Prepaid expenses and other assets                    1,435             1,745
 Assets held for sale                                31,015            35,751
                                                     ---------------------
  Total current assets                               83,694            92,771
                                                     ---------------------

Property, plant and equipment                        37,617            37,622
     Less accumulated depreciation                  (18,667)          (17,630)
                                                      ---------------------
         Property, plant, and equipment, net         18,950            19,992
                                                      ----------------------

Intangibles and other assets, net                    30,562            31,571
                                                       ----------------------
                                                   $ 133,206        $ 144,334
                                                       ======================

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities
     Current installments of long term debt         $  2,715        $   4,610
     Accounts payable                                  7,424           10,108
     Bank overdraft                                      282                0
     Accrued expenses                                  4,333            5,644
                                                      ------------------------
         Total current liabilities                    14,754           20,362
                                                      ------------------------

Long term debt, excluding current installments        42,107           37,546
     Other liabilities                                   262              309
                                                      ------------------------
         Total liabilities                            57,123           58,217
                                                      ------------------------

Shareholders' equity
     Common stock                                         40               39
     Additional paid in capital                      203,165          203,601
     Retained earnings                              (126,291)        (115,743)
     Cumulative translation adjustment                   (97)            (103)
     Unearned shares restricted to employee
        stock ownership plan                            (300)            (300)
                                                     -------------------------
                                                      76,517           87,494
Treasury shares                                         (434)          (1,377)
                                                     -------------------------
     Total shareholders' equity                       76,083           86,117
                                                     -------------------------
                                                   $ 133,206       $  144,334
                                                     =========================

See accompanying notes.

                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                          Three months Three months   Six months    Six months
                             ended         ended         ended        ended
                         June 30, 1998 June 30, 1997 June 30, 1998 June 30, 1997
                              -------------------------------------------------

Net sales                     $38,874  $  42,434     $  80,104      $   82,437
Cost of goods sold             30,132     32,962        60,720          63,808
                              --------------------------------------------------
   Gross profit                 8,742      9,472        19,384          18,629

Operating expenses:
   Selling, general &
      administrative           10,036     10,544        19,827          21,078
   Research & development       1,122        619         1,803           1,387
   Impairment loss              5,300          0         5,300               0
   Amortization of
     intangibles                  521        961         1,048           1,917
                              -----------------------------------------------
      Total operating
         expenses              16,979     12,124        27,978          24,382
                              -----------------------------------------------
Loss from operations          (8,237)    (2,652)       (8,594)         (5,753)
Interest income                   79        111           171             340
Interest expense              (1,022)    (1,012)       (1,971)         (2,031)
Gain (loss) in joint
   venture                        10         (6)            13            (20)
                              -----------------------------------------------
Loss before income tax
   expense                    (9,170)    (3,559)      (10,381)         (7,464)

Income tax expense                90          7           166              11
                              ------------------------------------------------

Net loss                    $ (9,260)$   (3,566)    $ (10,547)     $    (7,475)
                              ------------------------------------------------

Net loss per common share-
Basic and Diluted           $  (0.23)   $  (0.09)   $   (0.26)     $     (0.19)
                              ================================================

Weighted average number of
common shares outstanding      40,000     39,252        39,824          39,214
                              ================================================

See accompanying notes.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                        Six months ended Six months ended
                                         June 30, 1998      June 30, 1997
                                      ------------------------------------

Cash flows from operating activities:
     Net loss                             $(10,547)         $     (7,475)

Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation                             1,937                 3,650
     Amortization                             1,048                 1,917
     Provision for doubtful accounts             88                   173
     Loss(Gain) on disposal of property,
       plant & equipment                         10                  (27)
     Impairment loss                          5,300                     0
     Changes in assets and liabilities          347                  (87)
                                          --------------------------------
Net cash used in operating activities:      (1,817)               (1,849)
                                          --------------------------------

Cash flows from investing activities
     Additions to property, plant and
       equipment                            (2,856)               (2,852)
                                          --------------------------------
Net cash used in investing activities:      (2,856)               (2,852)
                                          --------------------------------

Cash flows from financing activities:
     Net borrowings (repayments) under
           credit agreements                  2,743               (4,582)
     Changes in bank overdraft                   48               (2,380)
     Proceeds from exercised stock options        0                   574
     Proceeds from issuance of stock            255                   306
     Issuance of stock to 401(k) Plan           251                   133
                                          --------------------------------
Net cash provided by (used in) financing
    activities:                               3,297               (5,949)
                                          --------------------------------
Net decrease in cash and cash equivalents    (1,376)              (10,650)
Cash and cash equivalents at beginning
   of period                                  9,299                20,925
                                            --------------------------------
Cash and cash equivalents at end
   of period                                $ 7,923            $    10,275
                                            ================================

See accompanying notes.

--------------------------------------------------------------------------------

                             ISOLYSER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1) In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K at December 31, 1997.

2) Inventories are stated at the lower of cost or market and are summarized as follows:


                                              JUNE 30, 1998    DECEMBER 31, 1997
                                              -------------    -----------------
Raw materials and supplies                     $21,744,000    $  24,121,000
Work in process                                  3,804,000        4,456,000
Finished goods                                  22,677,000       25,901,000
                                               ------------    -------------
        Total                                   48,225,000      54,478,000
Reserve for excess, slow moving and obsolete   (21,775,000)    (22,411,000)
         inventory                             ------------    -------------
        Total                                  $26,450,000   $  32,067,000
                                               ============    =============


At June 30, 1998 and December 31, 1997 net OREX inventory approximated $5,611,000 and $7,500,000 respectively.

3) On February 25, 1998, the Company approved a plan to dispose of its OREX manufacturing facilities in Arden and Charlotte, North Carolina and Abbeville, South Carolina, and its White Knight subsidiary and recorded impairment charges to adjust the carrying value of such entities to their estimated fair market value based on appraisals and/or analyses of discounted future operating cash flows from those entities.

     On August 11, 1998, the Company disposed of its Arden and Charlotte, North Carolina OREX manufacturing facilities, the industrial division of its White Knight subsidiary and substantially all of the assets of its SafeWaste subsidiary for proceeds of approximately $13.4 million. The
     Company has also contracted to sell its Abbeville, South Carolina OREX manufacturing facility and is currently negotiating to dispose of the remaining portion of its White Knight subsidiary. Based on the above, the Company recorded an additional impairment loss and other charges of $6.5 million in June, 1998 primarily relating to the writedown of property and equipment to its estimated fair market value . The net assets of these entities including the Company's SafeWaste subsidiary at June 30, 1998 are classified as assets held for sale in the accompanying consolidated balance sheets, and are comprised of the following:

         580940.2
WP6.1

                                     JUNE 30, 1998    DECEMBER 31, 1997
Assets:
  Accounts receivable               $    8,850,000  $     8,848,000
  Inventory                             11,847,000       13,085,000
  Prepaid expense and other assets         153,000          186,000
  Property and equipment, net           16,259,000       19,980,000
  Other assets                             400,000          286,000
                                     ---------------- -------------
   Total Assets                      37,509,000          42,385,000
                                     ---------------- -------------
Liabilities:
 Accounts payable                       2,651,000         2,247,000
 Bank overdraft                           273,000           508,000
 Accrued liabilities                    1,658,000         2,044,000
 Long-term debt                         1,912,000         1,836,000
                                     ---------------- -------------
  Total Liabilities                     6,494,000         6,635,000
                                     -------------    -------------
  Net Assets held for sale          $  31,015,000  $     35,750,000
                                   ==============     =============


The following represents the results of operations of the entities held for sale for the three and six months ended June 30, 1998 and 1997:


                     THREE MONTHS         SIX MONTHS
                    ENDED JUNE 30, 1998  ENDED JUNE 30,
                          1998              1997         1998         1997
                           ----             ----         ----         ----
Net sales         $    9,683,000    $   11,496,000  $  21,275,000   $24,853,000
Net loss              (8,331,000)       (2,040,000)   (10,182,000)   (3,922,000)
Net loss per
   share - basic           (0.21)            (0.05)         (0.26)        (0.10)
and diluted

4) Loss per common share is computed using the weighted average number of common shares outstanding during the respective periods. There is no difference between basic and diluted weighted average and per share amounts for these periods.

5) In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. Effective January 1, 1998, the Company adopted SFAS
     130. Management believes the pronouncement does not significantly impact the presentation of the Company's consolidated financial statements.

6) At June 30, 1998, the Company was not in compliance with a covenant of its credit facility

         580940.2
WP6.1
pertaining to operating results and net worth. Such covenant violations were waived by the Company's lenders on August 10, 1998.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 1998 ( the "1998 Quarter") were $38.9 million compared to $42.4 million for the three months ended June 30, 1997 ( the "1997 Quarter"), a decrease of 8.3%. Net sales for the six months ended June 30, 1998 (the "1998 Period") were $80.1 million compared to $82.4 million for the six months ended June 30, 1997 (the "1997 Period"), a decrease of 2.8%. Sales of custom procedure trays and related products decreased 9.2% in the 1998 Quarter as compared to the 1997 Quarter and increased 5.4% in the 1998 Period as compared to the 1997 Period. This decrease in the 1998 Quarter is primarily attributable to timing of shipments during the 1997 Quarter in anticipation of the Company's previously announced adoption of synchronous manufacturing at this division. Sales of Microtek products decreased 4.9% and 1.2% in the 1998 Quarter and the 1998 Period, respectively, as compared to the corresponding periods of 1997, primarily attributed to lower sales volumes to hospitals. Sales of safety products declined 25.6% and 22.0% in the 1998 Quarter and 1998 Period, respectively, as compared to the corresponding periods of 1997, due to a substantial reduction in purchases of LTS products by Allegiance, the primary distributor of such products, and previously reported adverse regulatory developments which occurred in the first quarter of 1998. While the Company plans to introduce a new LTS product to preserve its market share created by LTS, the Company's ability to do so is subject to obtaining federal registration of such product. See "Risk Factors -- Regulatory Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report"). The Company expects that its operating results will continue to be adversely affected by reduced sales of LTS, and no assurances can be provided that the Company will be able to maintain its market share on such products by the registration and introduction of a new LTS product. White Knight sales declined 9.1% and 11.7% in the 1998 Quarter and the 1998 Period, respectively, as compared to the corresponding periods of 1997, due to a competitor's purchase of a significant customer and the Company's decision to de-emphasize marketing of White Knight products in favor of higher margin products sold by its other subsidiaries. In February 1998, the Company announced plans to sell its White Knight subsidiary, which, if consummated, would significantly reduce the Company's net sales. On August 11, 1998, the Company sold the industrial division of White Knight and is currently in negotiations to sell the remaining portion of White Knight. See "Risk Factors - Risks of Planned Divestitures" in the Company's Annual Report.

Included in the foregoing sales figures are $1.3 million in sales of OREX Degradables during the 1998 Quarter and $3.1 million during the 1998 Period as compared to $2.5 million and $4.7 million during the corresponding periods of 1997. During 1997, the Company substantially reduced its efforts to increase sales of OREX Degradables and instead focused on preserving its existing base of hospitals

         580940.2
WP6.1
purchasing OREX Degradables and evaluating means to market OREX Degradables within its various market potentials. The Company to date has not achieved any gross profits on its sale of OREX Degradables. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products at acceptable profit margins. The Company's ability to achieve such objectives is subject to risks including the risks described in the Company Annual Report under "Risk Factors."

Gross profit for the 1998 Quarter was $8.7 million or 22.5% of net sales as compared to $9.5 million or 22.3% of net sales in the 1997 Quarter. Gross profit for the 1998 Period was $19.4 million or 24.2% of net sales as compared to $18.6 million or 22.6% of net sales in the 1997 Period. Included in cost of sales for the 1998 Quarter and Period was approximately $900,000 in inventory reserves connected with the sale of the industrial division of White Knight, which reduced gross profit. Improvements in gross profit margins are attributable to increased gross profits at the Company's Microtek division and increased overhead absorption at the Company's Arden and Abbeville material manufacturing plant due to impairment reserves recorded during the fourth quarter of 1997, and contract manufacturing at the Company's Abbeville manufacturing plant.

Selling, general and administrative expenses were $10.0 million or 25.8% of net sales in the 1998 Quarter as compared to $10.5 million or 24.8% of net sales in the 1997 Quarter. Selling, general and administrative expenses were $19.8 million or 24.8% of net sales in the 1998 Period as compared to $21.1 million or 25.6% of net sales in the 1997 Quarter. Included in selling, general and administrative expenses for the 1998 Quarter and Period are approximately $300,000 in charges related to the sale of the industrial division of White Knight. The reduction in selling, general and administrative expense is primarily attributed to implementation of the Company's operating plan that focused on reorganizing marketing and sales efforts to achieve reductions in selling and marketing expenses.

Research and development expenses were $1.1 million or 2.9% of net sales in the 1998 Quarter as compared to $0.6 million or 1.5% of net sales in the 1997 Quarter. Research and development expenses were $1.8 or 2.3% of net sales in the 1998 Period as compared to $1.4 million or 1.7% of net sales in the 1997 Period. The increase in research and development expense is primarily attributed to increased effort in development of OREX roll-stock production in Asia, and regulatory expense associated with the Company's effort to obtain federal regulatory approval of its new LTS products.

Amortization of intangibles was $521,000 and $1,048,000 in the 1998 Quarter and 1998 Period, respectively, as compared to $961,000 and $1,917,000 in the corresponding periods of 1997. The decline in amortization expense was due to charges recorded during the fourth quarter of 1997 for the impairment of White Knight's carrying value.

On August 11, 1998, the Company disposed of its Arden and Charlotte, North Carolina OREX manufacturing facilities, its White Knight industrial division and substantially all of the assets of its SafeWaste subsidiary for proceeds of approximately $13.4 million. The Company has also contracted to sell its Abbeville, South Carolina OREX manufacturing facility and is currently negotiating to

         580940.2
WP6.1
dispose of the remaining portion of its White Knight subsidiary. In connection with this sale, the Company recorded impairment and other charges totaling $6.5 million for the quarter ended June 30, 1998. The resulting loss from operations was $8.2 million in the 1998 Quarter as compared to a $2.7 million loss from operations in the 1997 Quarter. The resulting loss from operations was $8.6 million in the 1998 Period as compared to a $5.8 million loss from operations in the 1997 Period.

Interest expense, net of interest income, was $943,000 and $1.8 million in the 1998 Quarter and 1998 Period, respectively, as compared to $901,000 and $1.7 million in the corresponding periods of 1997. The increase in interest expense is attributed to increased interest expense as a result of increased borrowings during 1998 combined with lower interest income as a result of lower cash balances during 1998.

Provision for income taxes reflect an expense of $90,000 and $166,000 in the 1998 Quarter and 1998 Period, respectively, as compared to an expense of $7,000 and $11,000 in the corresponding periods of 1997.

The resulting net loss was $9.3 million and $10.5 million for the 1998 Quarter and 1998 Period, respectively, as compared to a net loss of $3.6 million and $7.5 million for the corresponding periods of 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's cash and equivalents totaled $7.9 million as compared to $9.3 million at December 31, 1997.

During the 1998 Period, the Company used $1.8 million of cash in operating activities. This use of cash in the 1998 Period is attributable to a combination of the Company's operating loss, increase in accounts receivable as a result of an incremental increase in sales of $2.6 million in the 1998 Period as compared to the last six months of 1997 and a decrease in accounts payable as a result of accelerated payments to obtain discounts on accounts payable. The Company used $2.9 million in investing activities during the 1998 Period. This use of cash during the 1998 Period was attributable to several computer software implementations in progress. During the 1998 Period, the Company borrowed approximately $2.7 million in cash under the Company's revolving credit facility.

As more fully described in the Company's Annual Report, the Company has a $55 million credit agreement (the "Credit Agreement") consisting of a $40 million revolving credit facility maturing on August 31, 1999 and a $15 million term loan facility maturing on August 31, 2001. The Company has no additional borrowing availability under the revolving credit facility at June 30, 1998. Outstanding borrowings under the revolving credit facility were approximately $29.7 million at June 30, 1998. Outstanding borrowings under the term loan facility were $11.3 million at June 30, 1998. The Credit Agreement provides for the issuance of up to $3 million in letters of credit. Outstanding letters of credit were $50,000 at June 30, 1998. At June 30, 1998, the Company was in violation of the net worth and

         580940.2
WP6.1
operating results covenants contained in the Credit Agreement. These violations were waived by the Company's lenders on August 10, 1998. No assurance can be provided that other violations of covenants contained in the Company's Credit Agreement will not occur in the future or, if such violations occur, that those violations will be waived. Any unwaived default by the Company under the Credit Agreement would be expected to have a material adverse effect upon the Company. At June 30, 1998, outstanding indebtedness under the Credit Agreement exceeded the Company's cash and cash equivalents.

On August 11, 1998, the Company disposed of its Arden and Charlotte, North Carolina manufacturing facilities, its White Knight industrial division and substantially all of the assets of its SafeWaste subsidiary for proceeds of approximately $13.4 million. The Company also contracted to sell its Abbeville, South Carolina OREX manufacturing facility and is currently negotiating to dispose of the remaining portion of its White Knight subsidiary. Net proceeds received to date from these divestitures have been applied to reduce debt under the Company's Credit Agreement.

Based upon its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations and proceeds from sales of assets will be adequate to meet its liquidity and capital requirements through 1998. Currently unforeseen future developments and increased working capital requirements may require additional debt financing or the issuance of common stock in 1998 and subsequent years. There can be no assurances that the Company could obtain any required additional debt financing or successfully consummate an issuance of common stock on terms favorable to the Company, if at all.

Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those in the immediately preceding paragraph, include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's Annual Report including, without limitation, those described under "Risk Factors - Limited Operating History; Net Losses", "-Risks of New Products", "Risks of Expansion", "-Manufacturing & Supply Risks" and "-Liquidity Risks".


ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

         580940.2
WP6.1

                                     PART II

                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

Not applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

At June 30, 1997, the Company was not in compliance with the covenants of its credit facility pertaining to net worth and operating income. This violation was waived by the Company's lenders on August 10, 1998.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

During the period covered by this report, the Company filed with the Securities and Exchange (the "Commission") and delivered to its shareholders the Company's Proxy Statement for its Annual Meeting of Shareholder held May 27, 1998 (the "Proxy Statement").

(a) The Company's Annual Meeting of Shareholders was held on May 27, 1998.

(b) The nominees for the Board of Directors of the Company are identified below.

(c) The inspector of election tabulated the following votes for the election of directors:

         580940.2
WP6.1

                  (I)      Election of Directors


                    NUMBER OF VOTES NUMBER OF VOTES  ABSTENTIONS AND
NOMINEE FOR OFFICE        FOR          WITHHELD     BROKER NON-VOTES
------------------        ---          --------     ----------------
Gene R. McGrevin      33,198,411        401,200           -0-
Terence N. Furness    33,202,997        396,614           -0-
Travis W. Honeycutt   33,161,133        438,478           -0-
Dan R. Lee            33,183,196        416,415           -0-
Rosdon Hendrix        33,194,698        404,913           -0-
Kenneth F. Davis      33,188,188        411,423           -0-
John E. McKinley      33,210,132        389,479           -0-


ITEM 5.           OTHER INFORMATION

Appropriate proposals of shareholders intended to be presented at the Company's 1999 annual meeting without inclusion in the Company's proxy statement must be received by the Company by March 28, 1999. If the date of the next annual meeting is advanced or delayed by more than 30 calendar days from the date of the Company's 1998 annual meeting (May 27, 1998), the Company shall, in a timely manner, inform its shareholders of the change, and the date by which proposals of shareholders must be received.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

Exhibit Description
No.

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

         580940.2
WP6.1

------------------


1. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33- 83474).

2. Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for year ended December 31, 1996.

3. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 29, 1996.

4. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 20, 1996.


(b) No current reports on Form 8-K were filed during the quarter for which this report is filed.



580940.2 WP6.1

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1998.


                                            ISOLYSER COMPANY, INC.


                                            By: /s/ Terence N. Furness
                                              Terence N. Furness
                                              President & CEO
                                             (principal executive officer)


                                            By: /s/ Peter A. Schmitt
                                               Peter A. Schmitt
                                               Chief Financial Officer
                                              (principal financial officer)







         580940.2
WP6.1