Form 10-Q
period 1998-09-30
ISOLYSER CO INC /GA/
filed 1998-11-17
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended September 30, 1998 Commission File No. 0-24866


                             ISOLYSER COMPANY, INC.
             (Exact name of Registrant as specified in its charter)



      Georgia                                             58-1746149
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification No.)

                          4320 International Boulevard
                             Norcross, Georgia 30093
                    (Address of principal executive offices)

                                 (770) 806-9898
              (Registrant's telephone number, including area code)


                              650 Engineering Drive
                                 Technology Park
                             Norcross, Georgia 30092
                                (Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                Outstanding at November 13, 1998

Common Stock, $.001 par value            40,077,412

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                             ISOLYSER COMPANY, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)

                          Assets     September 30, 1998     December 31, 1997
                          ------     ------------------     ----------------
Current assets
 Cash and cash equivalents               $  5,256            $   9,299
 Accounts receivable, net                  16,647               13,909
 Inventories                               23,658               32,067
 Prepaid expenses and other assets          1,110                1,745
 Assets held for sale                      22,535               35,751
                                        ---------------      ---------------
          Total current assets             69,206               92,771
                                        ---------------    ----------------

Property, plant and equipment              33,268               37,622
 Less accumulated depreciation            (14,688)             (17,630)
                                        ---------------    ----------------
    Property, plant, and equipment, net    18,580               19,992
                                        ---------------    ----------------

Intangibles and other assets, net          32,035               31,571
                                        ===============    ================
                                        $ 119,821           $  144,334
                                         ==============     ===============

           Liabilities and Shareholders' Equity

Current liabilities
  Current installments of long term debt $  28,461            $  4,610
  Accounts payable                           6,615              10,108
  Accrued expenses                           5,641               5,644
                                            ----------     ------------
      Total current liabilities             40,717              20,362
                                            ----------     ------------

Long term debt, excluding current
      installments                           4,729              37,546
  Other liabilities                            238                 309
                                            ----------      ------------
       Total liabilities                    45,684              58,217
                                            ----------      ------------

Shareholders' equity
  Common stock                                  40                  39
  Additional paid in capital               203,291             203,601
  Retained earnings                       (128,347)           (115,743)
  Cumulative translation adjustment           (113)               (103)
  Unearned shares restricted to
          employee stock ownership plan       (300)               (300)
                                             ----------     ------------
                                            74,571              87,494
Treasury shares                               (434)             (1,377)
                                             ----------     ------------
   Total shareholders' equity               74,137              86,117
                                             ==========     ============
                                         $ 119,821         $   144,334
                                             ==========     ============

See accompanying notes.


                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                     Three months ended Three months    Nine months     Nine months ended
                                     September 30, 1998 ended September ended September September 30, 1997
                                                         30, 1997           30, 1998
                                     ------------------ --------------- ---------------  --------------------

Net sales                              $3636,112         41,877$          116,216           124,314
Cost of goods sold                        26,139         46,492            86,859           110,300
                                     ------------------ --------------- ---------------  -----------------
 Gross profit/(loss)                       9,973         (4,615)           29,357            14,014

Operating expenses:
 Selling, general & administrative         9,785         10,159            29,612            31,237
 Research & development                      846            595             2,649             1,982
 Impairment loss                               -              -             5,300                 -
 Amortization of intangibles                 501            961             1,549             2,878
                                      -------------- -------------- ------------------ -----------------
          Total operating expenses         11,132         11,715            39,110           36,097
                                      -------------- -------------- ------------------ -----------------
Loss from operations                       (1,159)       (16,330)           (9,753)         (22,083)
Interest income                                64            118               235              458
Interest expense                             (896)          (946)           (2,865)          (2,977)
Gain (loss) in joint venture                   (2)           (13)               10              (33)
Loss before income tax expense             (1,993)       (17,171)          (12,374)         (24,635)

Income tax expense                             63              6               229               17
                                      -------------- ---------------- ---------------- ------------------

Net loss                              $    (2,056)        (17,177)         (12,605)         (24,652)
                                      -------------- ---------------- ---------------- ------------------

Net loss per common share -
    Basic and Diluted                 $     (0.05)          (0.44)         $ (0.32)          $(0.63)
                                      ============== ================ ================ ==================

Weighted average number of common shares
outstanding                                39,869           39,308          39,957           39,240
                                      ============== ================ ================ ==================


See accompanying notes.

                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                            Nine months ended Nine months ended
                                           September 30, 1998 September 30, 1997
                                         -------------------- -----------------
Cash flows from operating activities:
         Net loss                                  $ (12,604) $ (24,652)
Adjustments to reconcile net loss to
  net cash (used in)/provided
     by operating activities:
         Depreciation                                  2,928      5,571
         Amortization                                  1,549      2,879
         Provisions for doubtful accounts                125        206
         Loss(Gain) on disposal of property,
             plant & equipment                            10        (27)
         Impairment loss                               5,300          -
         Changes in assets and liabilities            (1,195)    16,617
                                                     ---------- ---------------
Net cash (used in)/provided by operating activities:  (3,887)       594
                                                     ---------- ---------------

Cash flows from investing activities
         Additions to property, plant and equipment   (3,185)    (4,273)
         Proceeds on sale of assets held for sale     11,450          -
                                                    ---------   ---------------
Net cash provided by/(used in) investing activities:   8,265     (4,273)
                                                     ---------- ---------------

Cash flows from financing activities:
         Net repayments under credit agreement       $  (9,052) $  (5,957)
         Changes in bank overdraft                          (2)    (2,978)
         Proceeds from exercised stock options             -          574
         Proceeds from issuance of stock                   255        333
         Issuance of stock to 401(k) Plan                  378        259
                                                     ---------- ---------------
Net cash used in financing activities:                  (8,421)    (7,769)
                                                     ---------- ---------------
Net decrease in cash and cash equivalents               (4,043)   (11,448)
Cash and cash equivalents at beginning of period         9,299     20,925
                                                     ---------- ---------------
Cash and cash equivalents at end of period           $   5,256  $   9,477
                                                     ---------- ---------------

See accompanying notes.

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

2) Inventories are stated at the lower of cost or market and are summarized as follows:

                                           September 30, 1998  December 31, 1997
                                           ------------------  -----------------

Raw materials and supplies                  $  15,722,000      $  24,121,000
Work in process                                 3,351,000          4,456,000
Finished goods                                 22,042,000         25,901,000
                                           ------------------  -----------------

                 Total                         41,115,000          54,478,000

Reserve for excess, slow moving
  and obsolete inventory                      (17,457,000)        (22,411,000)
                                           ------------------  -----------------
                 Total                      $  23,658,000      $   32,067,000


At September 30, 1998 and December 31, 1997 net OREX inventory approximated $4,753,000 and $7,500,000, respectively.

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

The Company is currently negotiating to dispose of the remaining portion of its White Knight subsidiary. The net assets of the remaining portion of the Company's White Knight subsidiary at September 30, 1998, its Abbeville manufacturing facility, and its Norcross headquarters are classified as assets held for sale in the accompanying consolidated balance sheets, and are comprised of the following:


                                September 30, 1998            December 31, 1997
                                  -----------------          -------------------
Assets:
 Accounts receivable                $ 7,024,000              $      8,848,000
 Inventory                            9,577,000                    13,085,000
 Prepaid expense and other assets     1,108,000                       186,000
 Property and equipment, net          9,951,000                    19,980,000
 Other assets                           237,000                       287,000
                                  ---------------             ------------------

   Total assets                      27,897,000                    42,386,000
                                  ---------------             ------------------

Liabilities:
 Accounts payable                      2,235,000                    2,247,000
 Bank overdraft                          505,000                      508,000
 Accrued liabilities                     955,000                    2,044,000
 Long-term debt                        1,667,000                    1,836,000
                                 ----------------                ---------------

   Total liabilities                   5,362,000                    6,635,000
                                 ----------------                 --------------

   Net assets held for sale        $  22,535,000                $    35,751,000
                                  ==============               ================

The following represents the results of operations of the entities held for sale for the three and nine months ended September 30, 1998 and 1997:

            Three months ended September 30,     Nine months ended September 30,
                     1998           1997                1998             1997
            ------------------ -------------     -----------------  ------------

Net sales   $ 8,400,000        $ 12,463,000      $29,675,000        $37,316,000
Net loss     (1,304,000)         (2,929,000)     (11,486,000)        (6,851,000)
Net loss per
share- basic
 and diluted      (0.03)              (0.07)           (0.29)             (0.17)

On August 11, 1998, the Company disposed of its Arden and Charlotte, North Carolina OREX manufacturing facilities, the industrial division of its White Knight subsidiary and substantially all of the assets of its SafeWaste subsidiary for proceeds of approximately $13.4 million which includes approximately $2.0 million of proceeds for the purchase of the Company's OREX fiber inventory under a product financing arrangement. On October 14, 1998, the Company disposed of its Abbeville, South Carolina OREX manufacturing facility for proceeds of approximately $8 million, consisting of $7.5 million in cash and a $500,000 note. The Company maintains a 20% minority interest in the company formed to operate the Abbeville and Arden facilities. The Company has recorded this minority interest under the equity method of accounting for investments.

4) Loss per common share is computed using the weighted average number of common shares outstanding during the respective periods. There is no difference between basic and diluted weighted average and per share amounts for these periods.

5) In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. Effective January 1, 1998, the Company adopted SFAS 130. The Company currently has no material foreign currency translation adjustment in the financial statements. Management believes the pronouncement does not significantly impact the presentation of the Company's consolidated financial statements.

6) Certain prior period amounts have been reclassified for comparative purposes.

7) September 30, 1998, the Company was not in compliance with a covenant of its credit facility pertaining to operating results. Such covenant violation was waived by the Company's lenders on November 12, 1998.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the three months ended September 30, 1998 (the "1998 Quarter") were $36.1 million compared to $41.9 million for the three months ended September 30, 1997 (the "1997 Quarter"), a decrease of 13.8%. Excluding net sales from the Company's White Knight industrial division and Struble & Moffitt division which were disposed during the 1998 Period, net sales decreased 7.2%. Net sales for the nine months ended September 30, 1998 (the "1998 Period") were $116.2 million compared to $124.3 million for the nine months ended September 30, 1997 (the "1997 Period"), a decrease of 6.5%. Excluding net sales from the Company's White Knight industrial division and Struble & Moffitt division, net sales decreased 4.3%. Sales of custom procedure trays and related products decreased 5.8% in the 1998 Quarter and increased 1.6% in the 1998 Period. This decrease in the 1998 Quarter is primarily attributable to timing of shipments during the 1997 Quarter in anticipation of the Company's implementation during fourth quarter 1997 of a new management information system. Sales of Microtek products decreased 6.6% and 3.1% in the 1998 Quarter and the 1998 Period, respectively, as compared to the corresponding periods of 1997 primarily attributed to lower sales volume to Microtek's international and OEM customers. Sales of safety products declined 3.6% and 15.6% in the 1998 Quarter and 1998 Period, respectively, as compared to the corresponding periods of 1997 due to a substantial reduction in purchases of LTS products by Allegiance, the primary distributor of such products, and previously reported adverse regulatory developments which occurred in the first quarter of 1998. While the Company plans to introduce a new LTS product to preserve its market share created by LTS, the Company's ability to do so is subject to obtaining federal registration of such product. See "Risk Factors - Regulatory Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report"). The Company expects that its operating results will continue to be adversely affected by reduced sales of LTS, and no assurances can be provided that the Company will be able to maintain its market share on such products by the registration and introduction of a new LTS product. White Knight Healthcare sales declined 12.9% and 17.2% in the 1998 Quarter and the 1998 Period, respectively, as compared to the corresponding periods of 1997. Such decline in sales is due to the timing of divestitures affecting the White Knight business, a competitor's purchase of a significant customer and the Company's decision to de-emphasize marketing of White Knight products in favor of higher margin products sold by its other subsidiaries. In February 1998, the Company announced plans to sell its White Knight subsidiary, which, if consummated, would significantly reduce the Company's net sales. On August 11, 1998, the Company sold the industrial division of White Knight and is currently in negotiations to sell the remaining portion of White Knight. See "Risk Factors - Risks of Planned Divestitures" in the Company's Annual Report.

Included in the foregoing sales figures are $1.1 million in sales of OREX Degradables during the 1998 Quarter and $4.2 million during the 1998 Period as compared to $1.5 million and $5.5 million during the corresponding periods of 1997. During 1997, the Company substantially reduced its efforts to increase sales of OREX Degradables and instead focused on preserving its existing base of hospitals purchasing OREX Degradables and evaluating means to market OREX Degradables within its various market potentials. The Company to date has not achieved any gross profits on its sale of OREX Degradables. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products at acceptable profit margins. The Company's ability to achieve such objectives is subject to risks including the risks described in the Company Annual Report under "Risk Factors".

Gross profit for the 1998 Quarter was $10.0 million or 27.6% of net sales as compared to gross (loss) of $(4.6) million or (11)% of net sales in the 1997
Quarter. Gross profit for the 1998 Period was $29.4 million or 25.3% of net sales as compared to $14.0 million or 11.3% of net sales in the 1997 Period. Included in cost of sales for the 1998 Period was approximately $900,000 in inventory charges recorded in connection with the sale of the industrial division of White Knight. Included in cost of sales for the 1997 Quarter and Period was approximately $13.0 million reserved for potentially excess OREX inventories. Exclusive of such reserves, gross profit in the 1998 Quarter and Period would approximate $10.0 million and $30.3 million, respectively, as compared to $8.4 million and $27.0 million for the 1997 Quarter and Period, respectively. The improvement in gross profit margin is attributable to increased overhead absorption at the Company's Arden and Abbeville base material plants due to impairment reserves recorded during the fourth quarter of 1997, improved gross profit at the Company's Microtek division, the sale of the Company's Arden manufacturing plant and contract manufacturing at the Company's Abbeville manufacturing plant.

Selling, general and administrative expenses were $9.8 million or 27.1% of net sales in the 1998 Quarter as compared to $10.2 million or 24.3% of net sales in the 1997 Quarter. Selling, general and administrative expenses were $29.6 million or 25.5% of net sales in the 1998 Period as compared to $31.2 million or 25.1% of net sales in the 1997 Period. Included in selling, general and administrative expenses in the 1998 Quarter and Period were approximately $300,000 in charges related to the sale of the industrial division of White Knight. The reduction in selling, general and administrative expense is attributed to a combination of implementation of the Company's operating plan that focused on reorganizing marketing and sales efforts to achieve reductions in selling and marketing expenses, and lower commissions on reduced sales.

Research and development expenses were $0.8 million or 2.3% of net sales in the 1998 Quarter as compared to $0.6 million or 1.4% of net sales in the 1997 Quarter. Research and development expenses were $2.6 million or 2.3% of net sales in the 1998 Period as compared to $2.0 million or 1.6% of net sales in the 1997 Period. The increase in research and development expense is primarily attributed to increased effort in development of OREX roll-stock production in Asia, and regulatory expense associated with the Company's effort to receive federal regulatory approval of its new LTS products.

Amortization of intangibles was $501,000 and $1,549,000 in the 1998 Quarter and 1998 Period, respectively, as compared to $961,000 and $2,878,000 in the corresponding periods of 1997. The decline in amortization expense was primarily due to charges recorded during the fourth quarter of 1997 for the impairment of carrying value of the Company's OREX manufacturing facilities and White Knight business and the related decision to sell such assets.

The resulting loss from operations was $1.2 million in the 1998 Quarter as compared to a $16.3 million loss from operations in the 1997 Quarter. The resulting loss from operations was $9.8 million in the 1998 Period as compared to a $22.1 million loss from operations in the 1997 Period. Included in loss from operations in the 1998 Period was $6.5 million in impairment and other charges related to the Company's disposal of the aforementioned assets held for sale. Included in the 1997 Quarter and Period was a reserve of $13.0 million related to potentially excess OREX inventories. Exclusive of such reserves and impairment and other charges, the Company's loss from operations was $1.2 million and $3.3 million for the 1998 Quarter and Period, respectively, as compared to $3.3 million and $9.1 million for the 1997 Quarter and Period, respectively.

Interest expense, net of interest income, was $832,000 and $2.6 million in the 1998 Quarter and 1998 Period, respectively, as compared to $828,000 and $2.5 million in the corresponding periods of 1997. The increase in interest expense is attributed to increased interest rates during 1998 combined with lower interest income as a result of lower cash balances during 1998.

Provision for income taxes reflects an expense of $63,000 and $229,000 in the 1998 Quarter and 1998 Period, respectively, as compared to an expense of $6,000 and $17,000 in the corresponding periods of 1997.

The resulting net loss was $2.1 million and $12.6 million for the 1998 Quarter and 1998 Period, respectively, as compared to a net loss of $17.2 million and $24.7 million for the corresponding periods of 1997.

Liquidity and Capital Resources

At September 30, 1998, the Company's cash and equivalents totaled $5.3 million as compared to $9.3 million at December 31, 1997.

During the 1998 Period, the Company used $3.9 million of cash in operating activities. This use of cash in the 1998 Period is attributable to a combination of the Company's operating loss, increase in accounts receivable primarily due to such increases at the Company's Microtek subsidiary and a decrease in accounts payable as a result of accelerated payments for purposes of taking advantage of discounts on accounts payable. The Company generated $8.3 million from investing activities during the 1998 Period. This generation of cash during the 1998 Period was primarily attributable to proceeds from the aforementioned sale of assets. The Company used $3.2 million in investing activities during the 1998 Period, primarily for several computer software implementations in progress. During the 1998 Period, the Company reduced indebtedness outstanding under its senior credit facility by approximately $9.1 million.

As more fully described in the Company's Annual Report, the Company has a $55 million credit agreement (the "Credit Agreement") consisting of a $40 million revolving credit facility maturing on August 31, 1999 and a $15 million term loan facility maturing on August 31, 2001. The Company had additional borrowing availability of $1.7 million under the revolving credit facility at September 30, 1998. Outstanding borrowings under the revolving credit facility were approximately $25.4 million at September 30, 1998. Outstanding borrowings under the term loan facility were $2.1 million at September 30, 1998. The Credit Agreement provides for the issuance of up to $3 million in letters of credit. Outstanding letters of credit were $50,000 at September 30, 1998. At September 30, 1998, the Company was in violation of the operating results covenant contained in the Credit Agreement. This violation was waived by the Company's lenders on November 12, 1998. As part of that waiver agreement, the Company reduced the amount of its revolving credit facility from $40 million to $30 million and revised the December 31, 1998 operating results covenant. No assurance can be provided that other violations of covenants contained in the Company's Credit Agreement will not occur in the future or, if such violations occur, that those violations will be waived. Any unwaived default by the Company under the Credit Agreement would be expected to have a material adverse effect upon the Company. At September 30, 1998, outstanding indebtedness under the Credit Agreement exceeded the Company's cash and cash equivalents.

On August 11, 1998, the Company disposed of its Arden and Charlotte, North Carolina manufacturing facilities, its White Knight industrial division and substantially all of the assets of its SafeWaste subsidiary for proceeds of approximately $13.4 million. On October 14, 1998, the Company disposed of its Abbeville, South Carolina OREX manufacturing facility for proceeds of approximately $8 million, consisting of $7.5 million in cash and a $500,000 note. Proceeds from the disposition were used to reduce outstanding borrowings under the Company's Credit Agreement, including satisfaction of the Company's term loan facility. The Company is currently negotiating to dispose of the remaining portion of its White Knight subsidiary including the Company's Struble & Moffitt plant located in New Jersey. The Company recently began to market for sale the Company's administrative office building in Norcross, Georgia while consolidating such offices with the Company's nearby leased technology offices.

Based upon its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations and proceeds from sales of assets will be adequate to meet its liquidity and capital requirements over the next year, provided that the Company successfully replaces its existing revolving credit facility prior to its scheduled maturity on August 31, 1999. Currently unforeseen future developments and increased working capital requirements may require additional debt financing or the issuance of common stock in 1998 and subsequent years. There can be no assurances that the Company will be able to obtain a replacement credit facility, obtain any required additional debt financing or successfully consummate an issuance of common stock on terms favorable to the Company, if at all.

Year 2000 Issue

Many companies are affected by the year 2000 issue, which could cause equipment reliant upon computer applications to fail or create erroneous results due to the failure of computer programs to correctly identify the year 2000 after December 31, 1999.

During 1996, as part of a program to install improved information systems on a Company-wide basis, the Company initiated a conversion from existing management information software to programs that are year 2000 compliant. In the fourth quarter of 1997, the Company's MedSurg operations completed substantially all of its conversion to a year 2000 compliant system, with certain minor conversions to be completed in first quarter, 1999. The Company's Microtek operations substantially completed such conversion in September 1998, with certain minor conversions scheduled to be completed in December, 1998. The Company's corporate operations are scheduled to complete such conversion by June, 1999. If the Company does not sell its remaining White Knight business, the Company has scheduled to complete such conversion for the White Knight business by second quarter, 1999. Costs incurred to date for such conversions approximate $7.1 million of which $1.8 million have been expensed with $5.3 million representing capital expenditures. The Company estimates that costs remaining to be incurred before scheduled completion of such conversion will be approximately $550,000, all of which are expected to be capitalized. The Company has begun, but not completed, a program to evaluate year 2000 compliance of non-information technology assets. The Company has scheduled to complete compliance solutions on such assets by second quarter 1999, and estimates related costs at less than $200,000. Other than such costs, the Company does not believe its efforts to become year 2000 compliant will have a material adverse impact upon the Company. Estimated costs to be incurred and the schedule to become year 2000 compliant are subject to uncertainties and risks (including, for example, failure to timely identify and correct non-compliant systems, encountering unanticipated delays or impediments to conversion and disruptions of ordinary business operations), and the failure of the Company to complete such conversion within budget and on schedule could adversely affect the Company.

The Company is not currently aware of any of its customers, product users, suppliers or other vendors which are non-compliant with year 2000 in a manner which would have an adverse effect upon the Company or its operations. The Company continues to evaluate the potential impact upon the Company of noncompliance with year 2000 issues by third parties with which the Company deals. The Company's customers are primarily healthcare institutions or vendors to such institutions.

The Company has not adopted a specific contingency plan to address year 2000 non-compliance issues. The Company's experience in installing replacement information systems has caused the Company to become familiar with the consequences of reliance on such technology and short term solutions for temporary interruptions to such systems.

The statements made under this caption are Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act.

Forward Looking Statements

Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the Company's future liquidity and capital resources and the effect of the year 2000 issue upon the Company, include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's Annual Report on Form 10-K including, without limitation, those described under "Risk Factors - Limited Operating History; Net Losses", "-Risks of New Products", "Risks of Planned Divestitures", "-Manufacturing & Supply Risks" and "-Liquidity Risks".

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

Item 3. Default Upon Senior Securities

At September 30, 1998, the Company was not in compliance with the covenant of its credit facility pertaining to operating income. This violation was waived by the Company's lenders on November 12, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

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


(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83474).

(2) Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 29, 1996.

(4) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 20, 1996.


(b) The Company filed a current report on Form 8-K on August 26, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November __, 1998.


            ISOLYSER COMPANY, INC.



                     By:      /s/ Migo Nalbantyan
                              -----------------------------
                              Migo Nalbantyan
                              President & CEO
                              (principal executive officer)


                     By:      /s/ Peter A. Schmitt
                              -----------------------------
                              Peter A. Schmitt
                              Chief Financial Officer
                              (principal financial officer)