Form 10-K
period 1998-12-31
ISOLYSER CO INC /GA/
filed 1999-03-31
CIK 929299

815973v6
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 1998

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


                          4320 INTERNATIONAL BOULEVARD
                            NORCROSS, GEORGIA 30093
              (Address of principal executive offices) (Zip Code)


                                 (770) 806-9898
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b)of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     common stock, $.001 par value per share
                              stock purchase rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by nonaffiliates of the registrant based on the sale trade price of the common stock as reported on The Nasdaq Stock Market on March 25, 1999, was approximately $67.9 million. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

At March 25, 1999, there were outstanding 40,077,412 shares of the registrant's common stock, $.001 par value per share.

Documents incorporated by reference: Certain exhibits provided in Part IV are incorporated by reference from the Company's Registration Statements on Form S-1 (File Nos. 33-83474 and 33-97086), Registration Statement on Form S-4 (File No. 333-7977), Registration Statement on Form S-8 (File Nos. 33-85668), annual report on Form 10-K for the periods ended December 31, 1994, December 31, 1995, December 31, 1996, and December 31, 1997, quarterly report on Form 10-Q for the period ended March 31, 1998, and current reports on Form 8-K dated May 31, 1995, September 18, 1995, June 4, 1996, August 30, 1996, December 19, 1996, and August 11, 1998.

         Note: The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. The actual results of Isolyser Company, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", particularly "Business - Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1999 and beyond to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Business - Risk Factors" in this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

General

         Isolyser Company, Inc. ("Isolyser" or the "Company") believes that it is the first company to address the health care industry's fundamental needs of patient care, safety, cost reduction and solid waste reduction by taking a life cycle approach (from product development through disposal) to disposable products used in the hospital. Isolyser develops, manufactures and markets proprietary and other products for patient care, occupational safety and management of potentially infectious and hazardous waste. The Company's products provide patient care and safety benefits, including protection from cross-infection, by providing Point-of-Generation(TM) treatment of potentially infectious and hazardous waste. Moreover, the Company believes that its products benefit the environment by reducing the volume of solid waste while significantly reducing the disposal costs of such waste. Isolyser's products are designed to provide responsible solutions to regulatory requirements and initiatives and social concerns. Through its products and services, the Company seeks to provide an umbrella of protection from potentially infectious and hazardous waste for patients, staff, the public and the environment. The Company also believes that its products offer benefits to certain industries whose workers are in contact with hazardous materials and where contaminated clothing, clean-up and barrier materials must be incinerated at considerable expense.

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

         Commercializing OREX Degradables. The Company seeks to penetrate the market for traditional disposable and reusable products by converting users of those products to OREX Degradables, and has in the past sought to achieve that objective with an initial primary focus on the health care industry. The Company has sought to accomplish this goal by replacing conventional disposable and reusable products used in procedure trays with OREX Degradables and selling OREX Degradables on a stand-alone basis and in supplemental packs. Since 1997, the Company has substantially reduced efforts to increase sales of OREX Degradables while, among other things, seeking to preserve its existing base of hospitals purchasing OREX Degradables and evaluating means to exploit the market position of OREX Degradables within its various market potentials. The Company intends to continue its investment in OREX Degradables by seeking to improve its line of OREX products, identifying manufacturing and marketing opportunities which achieve satisfactory profit margins on such products, and seeking to form and continually support strategic alliances designed to advance the commercialization of OREX Degradables. The Company continues to evaluate manufacturing techniques to improve the quality of OREX products and reduce manufacturing costs, while identifying and seeking access to more profitable markets for its OREX products, both through strategic alliances and its independent resources. There can be no assurance that OREX Degradables will achieve or maintain substantial acceptance in their target markets. See "Risk Factors - Limited Operating History; Net Losses" and "- Risks of New Products".

         Increased Focus on Core Businesses. In 1998 the Company implemented a revised business structure which includes the creation within the Company of three business units, namely (1) OREX commercial development under a division called OREX Technologies International, (2) Infection Control and (3) Product Packaging (including procedure trays). In addition to creating a business unit dedicated to OREX commercialization as described above, this structure facilitates accountability and increases focus on achieving improved operating results within each business unit.

         Completed and Planned Dispositions. During 1998, the Company completed several previously announced planned divestitures to provide funds to reduce debt, relieve the Company of the burdens associated with underperforming assets and providing increased focus upon the Company's remaining business units described above. Over the course of 1998, the Company concluded the sale of various assets including its Arden and Charlotte, North Carolina and Abbeville, South Carolina materials manufacturing plants, assets associated with the Company's SafeWaste Corporation ("SafeWaste") subsidiary, and the industrial and Struble & Moffitt divisions of its White Knight Healthcare, Inc. ("White Knight") subsidiary. The Company has contracted to sell its administrative office building located in Norcross, Georgia, after consolidating such administrative requirements with its research and development facilities located nearby. The Company may in the future pursue other divestiture transactions if the Company believes that such transactions will promote the Company's objectives to reduce debt, relieve the Company of burdens associated with underperforming assets and increase the Company's ability to improve the operating results of its remaining business units. See "Risk Factors - Risks of Planned Divestitures".

         Continuing New Product Development. The Company plans to continue to improve, develop and introduce new and innovative products to the marketplace designed to promote cost-effective achievement of occupational safety, environmental protection and regulatory compliance objectives through continued research and development. In addition, the Company will continue to substantiate the safety and effectiveness of its products with testing and to seek regulatory approval for use of its products where applicable. See "Risk Factors - Risks of New Products" and "- Regulatory Risks".

Products and Markets

         OREX Degradables

         OREX Degradables are a line of products that provide protection to people and the environment while providing cost effective solutions to the problems associated with solid waste reduction and disposal. OREX Degradables are manufactured from a thermoplastic, hot water soluble polymer, which can be configured into an array of products such as woven fabrics (including operating room towels, absorbent gauze and laparotomy sponges), non-woven fabrics (including gowns, surgical drapes, mop heads and surgical headwear), films (including fluid collection bags, packaging materials and equipment drapes), thermoformed and extruded items (including syringes, bowls, instruments and tubing) as well as combinations of these configurations (including diapers, underpads and laminates). OREX Degradables perform like traditional disposable and reusable products; however, unlike traditional products, OREX Degradables can be degraded or dissolved in hot water in a specially designed washing machine (the OREX Processor) after use for safe disposal through the municipal sewer system. See "Risk Factors - Limited Operating History; Net Losses," "- Risks of New Products", "- Manufacturing and Supply Risks" and "- Regulatory Risks".

         The Company has been initially focused on delivering OREX Degradables to the health care industry. While independent market research has estimated a substantial United States market for non-woven disposable medical products, the Company currently believes that OREX Degradables may be best suited for use within a subset of such health care market at hospitals willing to purchase OREX Degradables at a price which reflects the added benefits of degradable products such as facilitating environmental protection, complying with regulations and saving on infectious waste disposal costs. Management also believes that the technology used to develop OREX Degradables has the potential for broad commercial applications beyond the health care industry where protection from potentially infectious or hazardous waste and reduction of solid waste is important, such as the nuclear power industry. See "Risk Factors - Risks of New Products".

         OREX is manufactured from a variety of organic, degradable polymers that have been modified to dissolve or degrade only in hot water. The basic compound used to manufacture OREX Degradables woven and non-woven products is a polymer known as polyvinyl alcohol ("PVA"), a safe material widely used in a variety of consumer products such as eye drops, cosmetics and cold capsules. The Company more recently has begun to develop the use of other polymers to test manufacture OREX Degradables film and thermoformed and extruded products. Through a manufacturing process developed by the Company, these polymers are modified so they will dissolve or degrade only in hot water. See "Risk Factors - Manufacturing and Supply Risks". Unlike traditional disposable products that must be disposed of through either incineration or landfill, OREX Degradables may be disposed of at the Point-of-Generation through the municipal sewer system by dissolving or degrading them in hot water in an OREX Processor. An OREX Processor is a standard commercial washing machine specially adapted primarily by upgrading its water heater and removing the spin cycle. While a number of suppliers exist for such washing machines, the Company has entered into arrangements with washing machine distributors for the supply of OREX Processors at a retail cost of approximately $2,000 for a low capacity unit, approximately $8,500 for a mid-capacity unit and approximately $20,000 for a large capacity unit. Disposal in this manner reduces the need for storage, handling and off-site transportation of waste, reduces the potential for cross-infection, reduces the total volume of solid waste and facilitates regulatory compliance. An industry standard method for disposal of blood, with or without infectious disease contamination, is through the municipal sewer system. While the Company makes no claims or representations in its product advertising or labeling that the disposal method for OREX Degradables renders the disposal matter non-infectious, independent test results indicate that dissolving OREX Degradables in hot water inactivates in excess of 99% of tested microorganisms. Disposal in this manner is not subject to federal regulation but may be regulated by state and local sewage treatment plants to the extent that sewer discharges from hospitals or other facilities may interfere with the proper functioning of such plants. Based on product testing and available research, the Company believes that OREX Degradables manufactured from PVA will not interfere with the proper functioning of sewage treatment plants. Based on such testing and research, the Company has obtained over 100 written and verbal non-binding concurrences and is in the process of seeking additional non-binding concurrences with the Company's conclusions from local authorities. While the Company is undertaking evaluation of OREX Degradables manufactured from polymers other than PVA, no assurances can be provided that such non-PVA based OREX will not interfere with the proper functioning of sewage treatment plants. See "- Government Regulation" and "Risk Factors - Regulatory Risks".

         The Company has not been satisfied with its performance to date in manufacturing and selling OREX Degradables. In particular, the Company has failed to achieve profitable margins on sales of OREX degradable products to date. Accordingly, the Company has engaged in a program to improve its operating results by reducing its marketing efforts directed towards the sale of OREX Degradables, divesting itself of underperforming assets, reducing the amount of its debt, and forming a business unit called OREX Technologies International ("OTI") to provide increased focus on OREX commercial development. See "Risk Factors - Limited Operating History; Net Losses", "- Risks of New Products" and "-Manufacturing and Supply Risks".

         The Company, through OTI, has developed a spunlaced OREX Degradables fabric which is neither chemically nor thermally bonded and therefore remains softer, more flexible and cooler than previously available OREX products. The Company plans to introduce this product line under the brand Enviroguard(TM) on a staged basis beginning during the second quarter of 1999. OTI continues to work to develop and validate other applications for the OREX technology. See "Risk Factors - Risks of New Products".

Infection Control Products

         In 1998 the Company formed a business unit called the Infection Control Group which consists primarily of the equipment drape and fluid control products manufactured by the Company's subsidiary, Microtek Medical, Inc. ("Microtek"), and the Company's safety products.

         The Company acquired Microtek in a pooling of interests transaction as of September 1, 1996, and the Company's financial statements prior to the acquisition date have accordingly been restated to include Microtrek's financial statements. Through Microtek, the Company manufactures and markets equipment drapes and fluid control products. Microtek is a Delaware corporation which, prior to the Microtek acquisition, operated independently following its spin-off from Teknamed Corporation, a medical products company, in 1984.

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

         For 1996, 1997 and 1998, sales of Microtek products accounted for approximately 24%, 27% and 33% of the Company's total revenues, respectively. Included in such sales figures are $7.9 million, $8.5 million and $8.6 million of export sales by Microtek during 1996, 1997 and 1998, respectively.

         The Company offers several other lines of safety products for the management of potentially infectious and hazardous waste. The leading safety products are described below.

         Liquid Treatment System (LTS) is a super-absorbent powder which converts potentially infectious liquid waste into a solid waste suitable for landfill disposal, subject to applicable regulatory requirements. LTS is typically added to a suction canister or other fluid collection device in which blood or other body and irrigation fluids are collected during surgery or in wound drainage after surgery. LTS converts liquid waste into a solid waste, thereby facilitating handling, transportation and disposal. Regardless of whether LTS is disposed of in landfills or through incineration or other special process, LTS provides advantageous occupational safety benefits by Point-of-Generation treatment of potentially infectious liquid waste. See "- Government Regulation".

         Sharps Management System (SMS) is designed to encapsulate and physically disinfect contaminated sharps (such as needles, syringes, scalpels, etc.) at the Point-of-Generation. The product consists of a puncture- and spill-resistant plastic container partially filled with a bathing solution for encapsulation. When full, a small amount of catalyst powder is added. The catalyst creates a chemical reaction which heats the container and solidifies the contents, thus encapsulating the sharps and reducing the risk of accidental punctures. The container of SMS treated sharps is suitable for handling, transportation and disposal.

         During 1998 the Company sold its mobile waste treatment business operated by SafeWaste, a wholly owned subsidiary of the Company.

         The Company also manufactures and markets various other products. In April, 1996, Microtek purchased the Venodyne division of Advanced Instruments, Inc. which manufactures and markets pneumatic pumps and disposable compression sleeves for use in reducing deep vein thrombosis. Sales of these products have not been material to the Company's results of operations.

Product Packaging (Procedure Trays)

         In 1998 the Company formed a business unit called Product Packaging which consists principally of its procedure tray products. Procedure trays are sterilized packs which include all components (traditionally conventional disposable or reusable medical products such as, for example, laparotomy sponges, drapes and suction tubing) used in medical (primarily surgical) procedures. Custom and standard procedure trays can be utilized in a wide range of procedures, such as cardiovascular surgery and angiography, orthopedic surgery, laparoscopic and endoscopic procedures and Caesarian-sections. Custom trays are assembled according to the specific requirements of the hospital end user. Isolyser entered the procedure tray market with the acquisition (the "Atkins Acquisition") of Charles Atkins and Company, Ltd. ("Atkins") on February 28, 1993, and currently conducts its procedure tray business through its subsidiary MedSurg Industries, Inc. ("MedSurg"), which it acquired (the "MedSurg Acquisition") on December 31, 1993. For 1996, 1997 and 1998, sales of procedure trays and related products accounted for approximately 34%, 37% and 40% of the Company's total revenue, respectively. The Company made the Atkins and MedSurg acquisitions because it believes there are synergies between OREX Degradables and procedure trays, namely (i) the tray business serves as a distribution channel for OREX Degradables and (ii) OREX Degradables differentiate the Company's procedure trays from those of its competitors. Moreover, the Company's sales persons marketing procedure trays are uniquely situated to market OREX Degradables because of their direct relationship with hospital operating room personnel who are important to the decision-making process in purchasing OREX Degradables and such sales persons' knowledge about regulatory and environmental benefits and issues related to OREX Degradables.

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

         During portions of 1998 White Knight's principal products and related markets could be categorized into two overlapping groups. The first and largest, called the medical products division, is still operated by White Knight and manufactures non-woven disposable surgical apparel, drapes and accessory products (including drapes, gowns, shoe covers, masks and caps) for use in hospitals and surgical centers. The second product group and related market, called the specialty apparel division, manufactures disposable and reusable apparel (such as coveralls, lab coats, frocks, hoods, foot coverings, masks, caps and isolation gowns) which are in part an extension of White Knight's medical products and which are marketed for use in clean room environments, laboratories and other industrial applications (including clean rooms for pharmaceutical, electronic and biotech industries as well as automotive and paint industries). A portion of this latter product group (not including White Knight's Precept(R) brand) was sold in 1998. The Company has announced plans to sell its remaining businesses operated through its White Knight subsidiary. See "Risk Factors - Risks of Planned Divestitures."

         Net sales of White Knight in 1996, 1997 and 1998 represented 35%, 30% and 25%, respectively, of the Company's total revenue. Included in such sales figures are $4.5 million, $3.3 million and $2.5 million of export sales by White Knight during 1996, 1997 and 1998, respectively.

Marketing and Distribution

         Substantially all of the Company's sales in 1998 were made to the health care market. Hospitals purchase most of their products from a few large distributors, many of which provide inventory control services to their customers. The Company believes that a key to penetrating the health care market is a strong sales force capable of educating distributors and end users about the unique characteristics of its products so that distributors will recommend and end users will request the Company's products. Achieving market penetration of the Company's products is subject to a number of risks. See "Risk Factors - Risks of New Products".

         As a part of a restructuring plan implemented during 1997 and 1998, the Company substantially reduced its sales force. As of December 31, 1998, the Company's marketing and sales force consisted of 20 sales representatives, 50 field sales managers, nine home office sales manager, nine marketing managers and 31 persons in customer support. The sales force has been divided into two groups which operate independently, one working for the Company's Infection Control Group and the other working for the Company's Product Packaging
Division. The Company is dependent upon a few large distributors for the distribution of its products. The Company's top three customers accounted for approximately 33% of the Company's total revenues during 1998. Of these customers, only Owens & Minor, Inc. accounted for over 10% of the Company's total sales during 1998. Because distribution of medical products is heavily dependent upon large distributors, the Company anticipates that it will remain dependent upon these customers and others for the distribution of its products. If the efforts of the Company's distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company's products, the Company's sales may be materially adversely affected. See "Risk Factors - Reliance Upon Distributors".

         While the Company introduced OREX Degradables to the health care industry on a limited basis in March, 1994, meaningful sales of OREX Degradables did not commence until 1996. Over this time, the Company conducted field trials of certain OREX Degradables products as a method to introduce this new technology to the health care marketplace. During 1996, the Company continued to conduct such field trials while concurrently including various OREX Degradables products, as they became available, in procedure trays and by selling such products on a stand-alone basis and in supplemental packs. As a result of various factors including unprofitable sales of OREX, the Company substantially reduced its marketing efforts for its OREX products during 1997. The Company currently plans to introduce on a staged basis a new line of OREX products, under the Enviroguard brand, beginning in the second quarter of 1999. See "Products and Markets - OREX Degradables". There can be no assurance that OREX Degradables will achieve or maintain substantial acceptance in their target markets or that the Company will be successful in selling OREX Degradables at a price providing satisfactory margins to the Company. See "Risk Factors - Risks of New Products" and "- Manufacturing and Supply Risks".

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

         Under an agreement entered into between White Knight and Sterile Concepts, Sterile Concepts agreed to purchase a yearly minimum of $5.1 million of products from White Knight until June 30, 1998. A portion of the purchase price payable for these products paid by Sterile Concepts to White Knight is used to amortize certain notes payable by White Knight to Sterile Concepts, thereby providing certain trade discounts on product sales from White Knight to Sterile Concepts. To the extent these notes are not entirely satisfied through these trade discounts, the notes terminate at January 15, 2000 regardless of whether there remains any unpaid principal or interest outstanding at that time. In July, 1996, Sterile Concepts was acquired by Maxxim Medical, Inc. ("Maxxim"), a vertically integrated manufacturer and marketer of medical products competitive with those of the Company. While Sterile Concepts had historically purchased more than its minimum purchase obligation from White Knight, beginning in 1997, Sterile Concepts failed to fulfill its purchase obligations under its underlying agreement with White Knight. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         The Company's total export sales during 1996, 1997 and 1998 were $12.4 million, $11.8 million and $11.1 million, respectively. Outside the United
States, the Company markets its products principally through a network of approximately 80 different dealers and distributors. As of December 31, 1998, the Company also had two sales representatives operating in international markets, and maintains an office and warehouse distribution center near
Manchester, England and an office for one of its sales representatives and support personnel in Luxembourg, Europe.

         During a portion of 1998, as a part of its White Knight business, the Company marketed various woven and non-woven apparel (such as coveralls, lab coats, frocks, hoods, foot coverings, masks, caps, isolation gowns, headrests and pillowcases) in industrial markets such as clean room environments, laboratories, mass transportation industries and automotive industries. The Company sold this business in August, 1998.

         On March 1, 1992, Isolyser entered into a distribution agreement with Allegiance, a leader in the sale of suction canisters and related apparatus. The agreement expires February 28, 2000 and is subject to renewal for one-year terms thereafter unless otherwise terminated. During 1996, the Company began to distribute LTS through other national distributors. Beginning in November, 1997, Allegiance substantially reduced its purchases of LTS products. The Company believes that such reduction of purchases may be temporary and that many of the Company's customers using LTS maintain a preference for such product over competitors' products. Such cessation of purchases may be related to recent regulatory developments affecting LTS. See "- Government Regulation", "Risk Factors - Reliance Upon Distributors" and "- Regulatory Risks".

         To further expand its marketing resources, the Company from time to time seeks to enter into strategic alliances with third parties such as specialty equipment manufacturers and other non-competitive companies which would enable it to sell various of its products. While the Company from time to time engages in such discussions, the Company provides no assurances that any such strategic alliances will be consummated or, if consummated, that any such alliance will be favorable to the Company.

Manufacturing and Supplies

         OREX is manufactured from a variety of organic, degradable polymers that have been modified to dissolve or degrade only in hot water. The basic compound used to manufacture OREX Degradables woven and non-woven products is PVA, a safe material widely used in a variety of consumer products such as eye drops, cosmetics and cold capsules. The Company more recently has begun to develop the use of other polymers to test manufacture OREX Degradables film and thermoformed and extruded items. Through a manufacturing process developed by the Company, the Company modifies these polymers so they will dissolve or degrade only in hot water. The modified polymers can then be made into most woven and non-woven fabrics, film, packaging and thermoformed and extruded products. The Company currently obtains its PVA raw materials from various foreign suppliers. Risks exist in obtaining the quality and quantity of PVA at a price that will allow the Company to be competitive with manufacturers of conventional disposable and reusable products. Prevailing prices of PVA have adversely affected the Company's manufacturing costs for its OREX products. PVA fiber is required to manufacture the Company's non-woven and woven OREX Degradables, while PVA resin is the raw material required to manufacture OREX Degradables utensils and film products and PVA fiber. PVA resin from Japan, Taiwan and certain producers in China are subject to anti-dumping duties if imported into the United States. See "Risk Factors - Manufacturing and Supply Risks".

         Until 1997, the Company had followed a strategy of capital equipment purchases and acquisitions to expand and vertically integrate the Company's manufacturing capabilities, thereby enabling the Company to manufacture and convert into finished goods many OREX Degradables internally. The Company acquired OREX Degradables material manufacturing plants as a part of this expansion strategy. The manufacturing capacity at the Company's OREX materials manufacturing plants significantly exceeded product demand, which caused the Company to incur overhead costs which were not absorbed in the cost of product sales. The Company sold these manufacturing facilities in 1998 to a corporation in which the Company retained a 19.5% continuing ownership interest. Over the past year, the Company has also begun sourcing OREX fabric using hydroentangled manufacturing processes to manufacture a spunlaced fabric which is neither chemically nor thermally bonded. Through these manufacturing efforts, both domestic and abroad, the Company seeks to reduce the cost of producing OREX drapes and gowns while simultaneously improving the quality of these products. See "Risk Factors - Manufacturing and Supply Risks".

         In 1998, in connection with the sale by the Company of its OREX materials manufacturing plants which were used by the Company to convert PVA fiber into OREX nonwoven roll goods and towels, the Company sold 4.5 million pounds of excess PVA fiber at a price of $.45 per pound under an agreement pursuant to which the Company agreed to repurchase 2.6 million pounds of such fiber (either as fiber or converted goods) over a four year period at a cost of $.80 per pound of fiber. During 1998, the Company paid $223,000 for such fiber. See "Risk Factors - Manufacturing and Supply Risks".

         The Company uses various domestic and foreign independent manufacturers for some OREX Degradables products for assembling, packaging, sterilizing and shipping by the Company. The Company uses contractors in the People's Republic of China to manufacture OREX Degradables sponge products and spunlaced OREX
Degradables fabric. The Company has used various independent parties (both domestically and internationally) to manufacture various OREX Degradables thermoformed and extruded products and composite products which have not yet been offered for commercial sale by the Company. The Company's requirements (which to date have been modest) for OREX Degradables film products are currently being supplied by a contract manufacturer. The Company has not yet successfully reduced the cost of manufacturing OREX thermoformed and extruded products and OREX film products to a sufficient degree to offer such products commercially. See "Risk Factors - Manufacturing and Supply Risks".

         The Company manufactures its equipment drapes and fluid control products at its facilities in Columbus, Mississippi, the Dominican Republic and Empalme, Mexico. The Company utilizes a facility in Jacksonville, Florida as a distribution point for receipt and shipment of product and for light manufacturing.

         The Company currently relies upon independent manufacturers for the purchase of materials and components for most of its safety products. The Company uses, and expects to continue to use, vendors of stock items to the extent possible to control direct material costs for its safety products. The Company's safety products production facilities located in Norcross, Georgia and Columbus, Mississippi are used for mixing liquid and powdered chemicals, other light manufacturing and packaging. The packaging portion of these operations was relocated to Columbus, Mississippi in 1998.

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

         The Company conducts its non-woven conversion manufacturing operations in two locations: (i) a 90,000 square foot facility under a long-term lease in Douglas, Arizona which manufactures medical products and specialty apparel; and
(ii) a 90,000 square foot owned facility in Agua Prieta, Mexico located adjacent to the Douglas facility to provide labor intensive post-cutting applications. In 1998, as a part of the Company's sale of the industrial division of White Knight, the Company sold a 50,000 square foot facility located in Childersburg, Alabama, which manufactured medical and specialty apparel products, including face masks. As a part of such sale, White Knight agreed to purchase a certain minimum amount of face mask products manufactured at the Childersburg facility until August 2002. Also during 1998, the Company sold a 60,000 square foot facility in Runnemede, New Jersey which previously manufactured products for the semi-autonomous Struble & Moffitt division of White Knight. The operations of this division were terminated in 1997 through consolidations and divestitures of certain small, independent product lines. Through White Knight, the Company also maintains contracted manufacturing operations in Texas and the People's Republic of China. Raw materials for White Knight products are purchased from numerous vendors. White Knight's relationships with vendors are good, although White Knight maintains no long-term supply contracts with vendors. Certain medical and specialty apparel products are impacted by user preference in fabric choice. White Knight, along with other larger competitors, has access to a full complement of fabric selections from vendors of choice, although not in all cases with the same pricing discounts available to larger purchasers.

Order Backlog

         At December 31, 1998, the Company's order backlog totaled approximately $2.0 million compared to approximately $5.9 million (in each case net of any cancellations) at December 31, 1997. All backlog orders at December 31, 1998 are expected to be filled prior to year end 1999.

Technology and Intellectual Property

         The Company seeks to protect its technology by, among other means, obtaining patents and filing patent applications for technology and products that it considers important to its business. The Company also relies upon trade secrets, technical know-how and innovation and market penetration to develop and maintain its competitive position.

         The Company holds several patents issued by the U.S. Patent and Trademark Office concerning methods of disposing of OREX Degradables, including:
(1) US Patent 5,207,837, which was issued in 1993 and successfully reexamined by the U.S. Patent Office in 1996, which covers a method of disposing OREX Degradables that are configured into a drape, towel, cover, overwrap, gown, head cover, face mask, shoe covering, sponge, dressing, tape, underpad, diaper, wash cloth, sheet, pillow cover, or napkin; (2) US Patent 5,181,967, which was issued in 1993, and which covers a method of disposing particular OREX Degradables utensils such as procedure trays, laboratory ware, and patient care items; and
(3) US Patent 5,181,966, which was issued in 1993 and successfully reexamined in 1996, and which covers a method of disposing OREX Degradables configured into packaging materials.

         Isolyser also has several patents which cover particular OREX Degradable products, including (1)US Patent 5,650,219, which was issued in 1995 and covers a method of disposing particular OREX Degradables configured into garments, linens, drapes, and towels; (2) US Patent 5,620,786, which was issued in 1997 and covers particular OREX Degradables that are configured into towels, sponges, or gauze; (3) US Patent 5,268,222, which was issued in 1993 and covers a composite fabric made with an OREX Degradable; (4) US Patent 5,885,907, which was issued on March 23, 1999, and covers particular OREX Degradables configured into a towel, sponge, or gauze; and (5) US Patents 5,470,653 and 5,707,731, issued in 1995 and 1998, and which cover mop heads made from OREX Degradables.

         Isolyser also has patents that cover methods of producing OREX Degradables, including: (1) US Patent 5,871,679, issued February 16, 1999, and which covers methods for producing OREX Degradables that are configured into thermoplastic films and fabrics; and (2) US Patent 5,661,217, issued in 1997, which covers a method of forming molded packaging and utensils from OREX Degradables, and methods of forming OREX Degradables films into a packaging, drape, cover, overwrap, gown, head cover, face mask, shoe cover, CSR wrap, tape, underpad or diaper.

         The Company also has several issued patents related to its SMS and LTS technologies.

         The Company currently has several applications pending before the U.S. Patent and Trademark Office which relate to OREX Degradables. Specifically, those applications concern (i) a new class of OREX biodegradable polymers, (ii) methods for enhancing the absorbency and hand feel of OREX Degradables fabrics,
(iii) finishing formulations for OREX Degradables, (iv) a pipeliner manufactured with OREX Degradables, (v) medical containers made from OREX Degradables, and
(vi) a method of absorbing oil with OREX Degradables fabric. The Company is not aware of any facts at this time that would indicate that patents sought by these applications will not be issued; however, no assurances can be provided that patents will issue from these applications. See "Risk Factors Protection of Technologies."

         The Company's U.S. patents expire between 2001 and 2016. The Company files for foreign counterpart patents on those patents and patent applications which the Company considers to be material to its business. No assurance can be given that the various components of the Company's technology protection arrangements utilized by the Company to protect its technologies, including its patents, will be successful in preventing others from making products competitive with those offered by the Company, including OREX Degradables. See "Risk Factors Protection of Technologies".

         Under a five-year license agreement from Microban Products Company entered into on March 22, 1996, Microtek acquired the exclusive right to incorporate certain antimicrobial additives in the Company's surgical and equipment drapes manufactured with film and nonexclusive rights to such additives in non-woven drape products, subject to the payment of royalties and certain other terms and conditions specified in the license agreement. To date, such license has not been material to the Company's operations.

         The Company has registered as trademarks with the U.S. Patent and Trademark Office "Isolyser," "OREX", "LTS" and "SMS". In addition, the Company is applying to register the trademark "Enviroguard" in the U.S. Patent and Trademark Office. Trademark registrations for "Isolyser", "OREX" and "LTS" have also been granted in various foreign countries. White Knight currently maintains registrations with the U.S. Patent and Trademark Offices for the trademarks "White Knight" and "Precept". Microtek maintains registrations of various trademarks which the Company believes are recognized within their principal markets.


Competition

         The markets in which the Company competes are characterized by competition on the basis of quality, price, product design and function, environmental impact, distribution arrangements, service and convenience. Many of the Company's competitors have significantly greater resources than the Company. See "Risk Factors Competition".

         Although the Company is not aware of any products currently available in the market place which provide the same disposal and degradable benefits as OREX Degradables, OREX Degradables compete with traditional disposable and reusable products currently marketed and sold by many companies. Single use disposable (as opposed to reusable) drapes and gowns have been available for over 25 years and according to a 1992 market study account for over 80% of the surgical market. Competing manufacturers of traditional disposable medical products are large companies with significantly greater resources than those of the Company. These competitors have in many instances followed strategies of aggressively marketing products competitive with OREX Degradables to buying groups resulting in increasing cost pressures. These factors have adversely affected the Company's ability to adjust its prices for its OREX products to take into account disposal cost savings provided by these products, and have adversely affected the Company's ability to successfully penetrate potential customer accounts. See "Risk Factors - Risks of New Products" and "- Competition".

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

         The Company believes that its LTS products command a dominant share of a market that thus far has been marginally penetrated. However, the Company is aware of a variety of absorber products that are directly competitive with LTS. Recent regulatory developments have placed LTS at a competitive disadvantage to a competitor's absorber product. See "- Government Regulation". The Company estimates that it has only a small (less than 5%) market share for its SMS products. The market niche for disposal of sharps is dominated by a number of other companies.

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

         The Company's traditional medical products (including, for example, drapes, gowns and procedure trays), OREX Degradables line of products and SMS products are regulated by the FDA under medical device and drug provisions of the Federal Food, Drug and Cosmetic Act (the "FDCA"). FDA regulations classify medical devices into one of three classes, each involving an increasing degree of regulatory control from Class I through Class III products. Medical devices in these categories are subject to regulations which require, among other things, pre-market notifications or approvals, and adherence to good manufacturing practices, labeling, record-keeping and registration requirements. Patient care devices which the Company currently markets are classified as Class I or Class II devices subject to existing 510(k) clearances which the Company believes satisfy FDA pre-market notification requirements. The FDA has issued to the Company 510(k) clearances on OREX Degradables products for surgical sponges, operating room towels, drapes, gowns, surgeon's caps, surgeon's vests, shoe covers and medical bedding. The Company is currently developing, evaluating and testing certain OREX Degradables film and thermoformed or extruded OREX products manufactured from non-PVA polymers, and it is possible that new 510(k) clearances will be required for such products. There can be no assurances as to when, or if, other such 510(k) clearances necessary for the Company to market products developed by it in the future will be issued by the FDA. The pharmaceutical products marketed by the Company as components of certain procedure trays are subject to labeling, current good manufacturing practices and other general requirements for drugs under the FDCA, but because these products are produced by other entities, the Company does not have any independent responsibility for any premarket approvals required for these drug products. The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, issue stop sale orders, seize non-complying medical devices, enjoin violations, impose civil and criminal penalties and criminally prosecute violators. The FDA possesses similar broad inspection and enforcement authority over pharmaceutical products.

         The FDA also requires health care companies to satisfy record-keeping requirements and the quality system regulation (QSR) which require that manufacturers have a quality system for the design and production of medical devices intended for commercial distribution in the United States. Failure to comply with applicable regulatory requirements, which may be ambiguous or unclear, can result in fines, civil and criminal penalties, stop sale orders, loss or denial of approvals and recalls or seizures of products.

         Countries in the European Union require that products being sold within their jurisdictions obtain a CE mark. The Company has CE mark approval to sell of its safety products in Europe. One of the conditions to obtaining CE mark status involves the qualification of the Company's manufacturing plants under certain certification processes. All of the Company's manufacturing plants have obtained such certifications. To maintain CE mark approval, the Company has to satisfy continuing obligations including annual inspections by European notified bodies as well as satisfy record keeping and other quality assurance requirements. The notified bodies have the authority to stop the Company's use of the CE mark if the Company fails to meet these standards. While the Company believes that its operations at these facilities are in compliance with requirements to maintain CE mark status, no assurances are provided that such certifications will be maintained or that other foreign regulatory requirements will not adversely affect the Company's marketing efforts in foreign jurisdictions.

         Under the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), any product which claims to kill microorganisms through chemical action must be registered with the EPA. Any product that makes a claim that it kills microorganisms exclusively via a physical or mechanical means is regulated as a physical "device" under FIFRA. Pesticide devices do not require EPA registration, but are subject to some requirements, including labeling and record keeping. FIFRA affects primarily the Company's LTS and SMS products. The Company believes its SMS product qualifies as a physical disinfecting device under FIFRA, which permits the Company to advertise that such product physically disinfects microorganisms without EPA registration. LTS is not registered with the EPA. The Company has marketed LTS in a manner in which the Company believed complied with FIFRA by not making claims in product labeling or marketing that LTS treats or disinfects medical waste or kills microorganisms. In 1998 the EPA announced its position that FIFRA requires that products, such as LTS, which hold state approvals related to anti-microbial efficacy, such as state approval for landfill of LTS-treated waste, impliedly make claims about killing microorganisms which necessitate registration under FIFRA. The Company continues to sell its LTS products without FIFRA registration, and has met with the EPA concerning its continuing sale of LTS products and methods to obtain expedited registration of a new version of LTS under FIFRA. The Company has altered its marketing of LTS to comply with EPA's new guidance. The Company believes that it will obtain registration under FIFRA of such new version of LTS; however, no assurances can be provided that the Company will obtain such registration or that prior or continuing sales of the Company's LTS products may not either be stopped or subject the Company to penalties or other regulatory action. A product line marketed by a competitor of the Company's LTS products has been registered under FIFRA, placing LTS at a competitive disadvantage to such competing product line. See "Risk Factors - Regulatory Risks" and "- Reliance Upon Distributors".

         State and local regulations of the Company's products and services is highly variable. In certain cases, for example, state or local authorizations are required to landfill Isolyser's SMS or LTS products, or both. In November, 1997, as a result of a review of an existing approval in California for the landfilling in California of waste treated by LTS, California authorities revoked such approval. While LTS offers benefits unrelated to landfilling, such action has adversely affected the Company's ability to sell LTS. The Company is in the process of obtaining from the state of California approval to landfill waste treated by a new version of LTS. Certain other states are also reviewing previously issued approvals to landfill LTS-treated waste within such other states, but no action has yet been taken as a result of such review processes. No assurances can be provided that prior regulatory actions or pending regulatory reviews will not continue to have an adverse effect upon the sales of the Company's liquid absorbent products. See "Risk Factors - Reliance Upon Distributors" and "Regulatory Risks".

         State and local sewage treatment plants regulate the sewer discharge, such as dissolved OREX Degradables, from commercial facilities to the extent that such discharges may interfere with the proper functioning of sewage treatment plants. Based on product testing and available research the Company believes that OREX Degradables manufactured from PVA will not interfere with the proper functioning of sewage treatment plants. The Company has obtained from state and local authorities over 100 written and verbal non-binding concurrences with the Company's conclusions and continues to pursue additional non-binding concurrences. While the process of obtaining such concurrences is time consuming and expensive due to the significant number of such authorities and the educational and testing processes involved, the Company does not believe that regulations governing sewage and waste water discharges will prevent the use of OREX Degradables. While the Company is undertaking evaluation of OREX Degradables manufactured from polymers other than PVA, no assurances can be provided that such non-PVA based OREX Degradables will not interfere with the proper functioning of sewage treatment plants.

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

Employees

         As of December 31, 1998, the Company employed approximately 1,655 full-time employees and approximately 15 people as independent contractor sales representatives. Of these employees, 92 were employed in marketing, sales and customer support, 1,400 in manufacturing, 17 in research and development, and 133 in administrative positions. The Company believes its relationship with its employees is good. Approximately 13 of White Knight's employees located at the Douglas plant were members of and represented by the United Food and Commercial Workers Union, AFL-CIO. In addition, approximately 257 of White Knight's employees located at White Knight's Agua Prieta, Mexico plant are represented by a Mexican labor union.

Insurance

         The Company maintains commercial general liability protection insurance which provides coverage with respect to product liability claims of up to $12 million per occurrence with a $12 million aggregate limit. The manufacture and sale of the Company's products entail an inherent risk of liability. The Company believes that its insurance is adequate in amount and coverage. There can be no assurance that any future claims will not exceed applicable insurance coverage. Furthermore, no assurance can be given that such liability insurance will be available at a reasonable cost or that the Company will be able to maintain adequate levels of liability insurance in the future. In the event that claims in excess of these coverage amounts are incurred, they could have a material adverse effect on the financial condition or results of operations of the Company.

Environmental Matters

         The Company is not a party to any material environmental regulation proceedings alleging that the Company has unlawfully discharged materials into the environment. The Company does not anticipate the need for any material capital expenditures for environmental control facilities during the next 18 to 24 months.

Risk Factors

         Limited Operating History; Net Losses. Isolyser was incorporated in 1987 and commenced operations in 1988. Its principal products have been available in the marketplace for a limited period of time. The Company began to commercially introduce OREX Degradables in 1995 and total net sales of OREX Degradables in 1998 approximated $4.7 million but did not provide any gross profits. Sales of OREX Degradables in 1998 were substantially less than comparable sales in 1997. The Company has not aggressively marketed such products because the sale of such products has not been profitable. The Company believes that the absence of gross profits on sales of OREX Degradables to date is due to a combination of factors including but not limited to the cost of manufacturing OREX Degradables products coupled with pricing of OREX Degradables products at an amount which does not take into account disposal cost savings provided by such products. The Company has sought to reduce its cost of manufacturing its OREX products before developing a new marketing strategy for such products. For the year ended December 31, 1998 the Company incurred actual net losses of approximately $18.2 million, including $9.4 million of impairment and other charges. No assurances can be given that the Company will operate profitably in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Risks of New Products. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully and profitably manufacture, market, deliver and expand its OREX Degradables line of products. The Company's total sales of OREX Degradables to date has not been a significant component of the Company's total sales of all of its products, while the Company's expenses (which in significant part reflects the Company's investment in the potential for increased sales of OREX Degradables products) associated with these products have adversely affected operating results. See "- Limited Operating History; Net Losses".

         The extent and rate at which market acceptance and penetration of the Company's existing and future products are achieved is a function of many
variables  including,   but  not  limited  to,  product  availability,   product
selection, price, product performance and reliability, effectiveness of marketing and sales efforts and ability to meet delivery schedules, as well as general economic conditions affecting purchasing patterns. Long-term supply contracts entered into by large hospital chains and smaller collective buying groups may prohibit the Company from successfully marketing OREX Degradables to such customers. The leading manufacturers of traditional disposable medical products are large companies with significantly greater resources than those of the Company. Those competitors have in many instances followed strategies of aggressively marketing products competitive with OREX Degradables to buying groups resulting in pricing pressures for such products. In addition, pressures to reduce disposal costs of infectious waste have not materialized to the degree originally anticipated. These and other factors have adversely affected the Company's ability to adjust its price for OREX products to take into account disposal cost savings provided by these products and have adversely affected the Company's ability to successfully penetrate potential customer accounts. As the Company currently has commercially available only a limited number of OREX Degradables products and therefore cannot currently replace all traditional disposable medical products with OREX Degradables products, potential customers for the Company's products may not yet justify large-scale conversion to OREX Degradables products. From time to time as the Company has introduced new OREX Degradables products, the Company has encountered concerns with certain product performance characteristics of those products. For example, the Company has not been satisfied with the absorbency of its OREX Degradable towels and certain aesthetic and user oriented product performance characteristics of the film component of its OREX Degradables reinforced gowns. Unsatisfactory performance to date of OREX products in the market place could adversely affect the Company's introduction of new OREX products. Since 1997, the Company has substantially reduced its marketing efforts related to its OREX Degradables products, substantially reduced its manufacturing of such products, recorded significant nonrecurring charges related to its OREX business, and sold various of its facilities formerly used by the Company to internally manufacture OREX Degradables products. See "Business - Business Strategy" and "- Products and Markets".

         The Company has not been successful to date in its efforts to obtain substantial acceptance of its OREX Degradables products in their target markets. There can be no assurance that the Company's products will achieve or maintain substantial acceptance in their target markets. In addition to market acceptance, various factors, including delays in improvements to and new product development and commercialization, delays in expansion of manufacturing capability, new product introductions by competitors, price, competition, delays in regulatory clearances and delays in expansion of sales and distribution channels could materially adversely affect the Company's operations and
profitability.   See  "Business  -  Products  and  Markets",  "-  Marketing  and
Distribution", and "- Manufacturing and Supplies", and "Risk Factors - Manufacturing and Supply Risks".

         Risks of Planned Divestitures. The Company has announced its plans to seek to dispose of its remaining businesses operated through its White Knight subsidiary. While the Company has engaged in negotiations to complete such divestiture, the Company does not have under contract any such divestiture. Meanwhile, White Knight has been operating at a loss. The Company may not be successful in selling such business or may not be able to sell such business at an acceptable price. If the Company either elects not to or is unable to sell such business, the Company will need to develop and implement a new operating plan to improve the operating results of such business. Such new operating plan could require the Company to incur charges to its financial statements to restructure its operations, adversely affecting operating results. Also, the Company may be required or may elect to seek to dispose of other assets to improve its liquidity and its operating results. If the Company disposes of assets at an amount less than the amount at which such assets are currently recorded on the Company's financial statements, the Company would be required to record additional charges to such financial statements, adversely affecting its operating results. If the Company sells its remaining White Knight business, the Company will forego its ability to internally convert OREX Degradables nonwoven products into finished goods for commercial sale, requiring that the Company locate alternative conversion manufacturing services. If the Company disposes of other assets, the Company may be required to outsource services previously provided within the Company. See "- Manufacturing and Supply Risks" and "- Liquidity Risks".

         Manufacturing and Supply Risks. Due to low sales rates for the Company's OREX Degradables products, the Company's manufacturing capacities available for the production of OREX goods have significantly exceeded the Company's requirements for such products. While the Company has disposed of many of its former assets having such excess capacity, the Company's White Knight subsidiary continues to have excess capacity which adversely affects the Company's operating results. See "- Risks of Planned Divestitures". The Company has entered into contracts requiring that it purchase certain minimum quantities of PVA fiber raw material which the Company uses for the manufacture of OREX fabrics. In addition, the Company has entered into a contract for the manufacture of OREX fabrics. See "Business - Manufacturing and Supplies". The inability of the Company to increase the sales rates of the Company's OREX Degradables products, including its planned Enviroguard product line, could adversely affect the ability of the Company to satisfy its obligations under these contracts, thereby adversely affecting the Company's operating results.

         The Company's divestiture of certain of its assets which formerly provided internal manufacturing capabilities for the production of OREX goods has increased the Company's dependence upon independent manufacturers to satisfy its requirements for the production of OREX products. The Company's existing inventories of OREX non-woven roll goods and finished products and OREX towels mitigate immediate risks associated with dependence upon such third party suppliers. The Company has also sought to reduce such risks by maintaining a minority ownership position in the company which operates the manufacturing facilities previously owned by the Company for the production of OREX non-woven roll goods and OREX towels. The Company has entered into a contract with the owner of such manufacturing facilities for the continuing supply of OREX non-woven roll goods, but has not yet concluded a contract for the continuing supply of OREX towels. The Company's new Enviroguard product line for spunlaced OREX fabrics is dependent upon supply sources based in China. The Company has negotiated a short-term contract for the continued supply of such spunlaced fabrics with one supplier located in China. Production in China and elsewhere outside the United States exposes the Company to risks of currency fluctuations, political instability and other risks inherent in manufacturing in foreign countries. Certain textiles and similar products or material (including certain OREX Degradables woven products) imported from China to the United States are subject to import quotas which restrict total volume of such items available for import by the Company, creating risks of limited availability and increased costs for certain OREX Degradables woven products. See "Business - Manufacturing and Supplies."

         The Company's cost to manufacture OREX Degradable products to date have not been acceptable. See "Risk Factors - Limited Operating History; Net Losses". There can be no assurances that the Company will be able to reduce its cost to manufacture such product. To date, the Company has been unable to manufacture OREX Degradables film and thermoformed and extruded products at an acceptable cost. The Company has recently begun to develop the use of new polymers to test manufacture OREX Degradables film and thermoformed and extruded products. While the Company has undertaken an evaluation of these new products, no assurances can be provided that the Company will be successful in manufacturing on a commercial basis OREX Degradables products from these polymers or that such products will comply with applicable regulatory requirements.

         The Company's products must be manufactured in compliance with FDA and other regulatory requirements while maintaining product quality at an acceptable manufacturing cost. The Company has limited experience in manufacturing its non-woven and woven OREX products, and no experience in internally manufacturing its other OREX products, in the quantities required for profitable operations. Prior to the Company's commencement of such manufacturing operations, no one had manufactured OREX Degradables. There can be no assurance that manufacturing or quality control problems will not arise at manufacturing plants used to supply the Company's products, that the Company will be able to manufacture products of an acceptable quality at commercially acceptable costs or that the Company will be able to maintain the necessary licenses from governmental authorities to continue to manufacture its OREX Degradables products.

         The Company has from time to time experienced delays in manufacturing certain OREX Degradables products. The Company has also from time to time encountered dissatisfaction with certain quality or performance characteristics of its products. These delays and quality or performance issues may have resulted in the loss of certain potential hospital customers. While management believes that it has identified and is addressing the causes for such delays and while the Company continually seeks to improve its products, there can be no assurance that future delays or quality concerns will not occur or that past customer relations on these products will not adversely affect future customer relations and operating results.

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

         During 1996, an anti-dumping order was issued which requires that domestic importers of PVA resin post import bonds or pay cash deposits in the amount of certain scheduled margins (the "Anti-dumping Margins") of 19% (for PVA imported from Taiwan), 77% (for PVA imported from Japan), and 116% (for PVA imported from producers in the People's Republic of China other than Sichuan Vinylon Works which was excluded from the case) of the raw material cost upon importing such raw materials. The anti-dumping order explicitly excludes PVA fiber. PVA resin, which is subject to the order, is a raw material required to manufacture OREX Degradables film, extruded and thermoformed OREX Degradables. PVA fiber, which is not subject to the order, is the raw material required to manufacture OREX Degradables woven and non-woven products. To date, the anti-dumping order has not had a direct material effect on the Company as the Company has not to date used substantial quantities of PVA resin. Such anti-dumping order may have resulted in increases to the Company's costs for raw materials over that which might otherwise have prevailed. The price of raw materials used by the Company in manufacturing its OREX Degradables products has been a significant component to the Company's total manufacturing costs for these products. Prevailing prices for such raw materials have adversely affected the Company's ability to achieve profitable gross margins on the Company's sale of OREX Degradables products. The Company does not currently anticipate any difficulty in satisfying its requirements for PVA resin as such raw material is available from a number of suppliers.

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

         Protection of Technologies. The Company's success will depend in part on its ability to protect its technologies. The Company relies on a combination of trade secret law, proprietary know-how, non-disclosure and other contractual provisions and patents to protect its technologies. Failure to adequately protect its patents and other proprietary technologies, including particularly the Company's intellectual property concerning its OREX Degradables, could have a material adverse effect on the Company and its operations. The Company holds various issued patents and has various patent applications pending relative to its OREX Degradables products.
See "Business - Technology and Intellectual Property".

         Although  management  believes  that the  Company's  patents and patent applications provide or will provide adequate protection, there can be no assurance that any of the Company's patents will prove to be valid and enforceable, that any patent will provide adequate protection for the technology, process or product it is intended to cover or that any patents will be issued as a result of pending or future applications. Failure to obtain the patents pursuant to the applications described above could have a material adverse effect on the Company and its operations. It is also possible that competitors will be able to develop materials, processes or products, including other methods of disposing of contaminated waste, outside the patent protection the Company has or may obtain, or that such competitors may circumvent, or successfully challenge the validity of, patents issued to the Company. Although there is a statutory presumption of a patent's validity, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. In the event that another party infringes the Company's patent or trade secret rights, the enforcement of such right is at the option of the Company and can be a lengthy and costly process, with no guarantee of success. Further, no assurance can be given that the Company's other protection strategies such as confidentiality agreements will be effective in protecting the Company's technologies. Due to such factors, no assurance can be given that the various components of the Company's technology protection arrangements utilized by the Company, including its patents, will be successful in preventing other companies from making products competitive with those offered by the Company, including OREX Degradables.

         Although to date no claims have been brought against the Company alleging that its technology or products infringe upon the intellectual property rights of others, there can be no assurance that such claims will not be brought against the Company in the future, or that any such claims will not be successful. If such a claim were successful, the Company's business could be materially adversely affected. In addition to any potential monetary liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the product or products in question or could be enjoined from making or selling such product or products if such a license were not made available on acceptable terms. If the Company becomes involved in such litigation, it may require significant Company resources, which may materially adversely affect the Company. See "Business - Technology and Intellectual Property".

         Competition. The health care industry is highly competitive. There are many companies engaged in the development, manufacturing and marketing of products and technologies that are competitive with the Company's products and technologies. Many such competitors are large companies with significantly greater financial resources than the Company. Sellers and purchasers of medical products have undergone consolidations in recent years, resulting in increasing concentration of the market for disposable medical products with a few companies and increasing cost pressures. This industry trend may place the Company at a competitive disadvantage. The Company believes that these trends have adversely affected the Company's ability to adjust its prices for its OREX Degradables products to take into account disposal cost savings provided by such products, in addition to adversely affecting the Company's ability to successfully penetrate potential customer accounts. The Company believes that these trends have also adversely affected the Company's procedure tray business by, among other things, reducing the amount of the Company's procedure tray sales thereby adversely affecting operating results. The market for disposable medical products is very large and important to the Company's competitors. Certain of the Company's competitors serve as the sole distributor of products to a significant number of hospitals. There can be no assurance that the Company's competitors will not substantially increase the resources devoted to the development, manufacturing and marketing of products competitive with the Company's products. The successful implementation of such strategy by one or more of the Company's competitors could have a material adverse effect on the Company. See "Business - Competition".

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

         Reliance Upon Distributors. The Company has historically relied on large distributors for the distribution of its products. Hospitals purchase most of their products from a few large distributors. Of these distributors, Owens & Minor accounted for more than 10% of the Company's total sales during 1998. Sterile Concepts has historically been a significant customer of White Knight, based in part on a supply agreement between White Knight and Sterile Concepts which required that Sterile Concepts purchase a minimum of $5.1 million of product from White Knight annually until June 30, 1998. In mid-1996, Sterile Concepts was acquired by Maxxim, the latter of which is a competitor of White Knight. While Sterile Concepts remained obligated to satisfy its minimum purchase requirement under its supply agreement with White Knight until such agreement expired in 1998, Sterile Concepts failed to fulfill its purchase obligations under such agreement. Recent regulatory developments regarding the Company's LTS products described under "Business - Government Regulation" may have caused Allegiance to substantially reduce its purchases of the Company's existing LTS products. The Company believes that Allegiance may have begun to purchase products competitive with those of LTS manufactured by a third party which have been registered under FIFRA. Until 1996, Allegiance was the sole distributor for the Company's LTS products and remains the most significant distributor of such products. Reduction of such purchases by Allegiance has had a material adverse effect upon the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". If the efforts of the Company's distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company's products, the Company's sales may be materially adversely affected.

         Regulatory Risks. The development, manufacture and marketing of the Company's products are subject to extensive government regulation in the United States by federal, state and local agencies including the EPA, the FDA and state and local sewage treatment plants. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures, concerning which the Company relies to a substantial extent on the experience and expertise of local product dealers, distributors or agents to ensure compliance with foreign regulatory requirements. The process of obtaining and maintaining FDA and any other required regulatory clearances or approvals of the Company's products is lengthy, expensive and uncertain, and regulatory authorities may delay or prevent product introductions or require additional tests prior to introduction. The Company currently holds 510(k) clearances issued by the FDA which the Company believes satisfy FDA required clearances for marketing of the Company's existing products. The FDA has issued to the Company 510(k) clearances on OREX Degradables products for surgical sponges, operating room towels, drapes, gowns, surgeon's caps, surgeon's vests, shoe covers and medical bedding. The Company is currently developing, evaluating and testing certain OREX Degradables film and thermoformed or extruded OREX products manufactured from non-PVA polymers, and it is possible that new 510(k) clearances will be required for such products. There can be no assurance as to when, or if, other such 510(k) clearances necessary for the Company to market products developed by it in the future will be issued by the FDA. The FDA also requires health care companies to satisfy the quality system regulation. Failure to comply with applicable regulatory requirements, which may be ambiguous or unclear, can result in fines, civil and criminal penalties, stop sale orders, loss or denial of approvals and recalls or seizures of products. There can be no assurance that changes in existing regulations or the adoption of new regulations will not occur, which could prevent the Company from obtaining approval for (or delay the approval of) various products or could affect market demand for the Company's products.

         Recent developments regarding the Company's LTS products have had and may continue to have a material adverse effect upon the Company's operating results. In November, 1997, the State of California revoked its approval for direct landfill disposal (without sterilization) of LTS-treated waste within such state. In February 1998 EPA announced a new policy that FIFRA requires that products, such as LTS, which hold state approvals related to anti-microbial efficacy, such as state approvals for landfill of LTS-treated waste, impliedly make claims about killing microorganisms which would require that LTS be registered under FIFRA. LTS has not been registered under FIFRA and, based in part on meetings by the Company with the EPA, the Company continues to sell LTS without such registration. The Company now is marketing LTS without relying upon any state approvals for direct landfill disposal. The Company also is in the process of seeking expedited registration of a new version of LTS under FIFRA. However, such developments have adversely affected the Company's sales of LTS. Further, there can be no assurances that the Company will be successful in obtaining registration of its LTS product. The EPA's change in policy could cause the Company to become subject to an order to stop sales of LTS or be subject to fines, penalties or other regulatory enforcement procedures, any one or more of which could have a material adverse effect on the Company and its results of operations.

         Users of OREX Processors may be subject to regulation by local sewage treatment plants to the extent that discharges from OREX Processors may interfere with the proper functioning of such plants. The Company has approached numerous sewage treatment plants requesting their approval to dispose of OREX Degradables through the municipal sewer system. Although the Company has obtained a total of over 100 non-binding written and verbal concurrences from sewage treatment plants, certain of the founder hospitals and other hospitals who have indicated an interest in purchasing OREX Degradables and an OREX Processor are located in municipalities where such approvals have not been, and may never be, obtained. While the Company is undertaking evaluation of OREX Degradables manufactured from polymers other than PVA, no assurances can be provided that such non-PVA based OREX products will not interfere with the proper functioning of sewage treatment plants thereby adversely affecting the Company's ability to successfully commercialize such newly developing OREX Degradables technology. There can be no assurance that disposal of OREX Degradables in areas where these approvals have not been granted will not result in fines, penalties or other sanctions against product users or adversely affect market demand for the Company's products.

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

         Anti-Takeover Provisions. On December 19, 1996, the Company's Board of Directors adopted a Shareholder Protection Rights Agreement (the "Rights Agreement"). Under the Rights Agreement, a dividend of one right ("Right") to purchase a fraction of a share of a newly created class of preferred stock was declared for each share of common stock outstanding at the close of business on December 31, 1996. The Rights, which expire on December 31, 2006, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of beneficial ownership of 15 percent or more of the common stock ("15% Acquisition") of the Company by a person or affiliated group. The Rights, if exercised, would cause substantial dilution to a person or group of persons that attempts to acquire the Company without the prior approval of the Board of Directors. The Board of Directors may cause the Company to redeem the Rights for nominal consideration, subject to certain exceptions. The Rights Agreement may discourage or make more difficult any attempt by a person or group of persons to obtain control of the Company.

         Liquidity Risks. While the Company believes that, based on its current business plan, the Company's cash equivalents, existing credit facilities, proceeds from divestitures and funds budgeted to be generated from operations in the future will be adequate to meet its liquidity and capital requirements through 1999, currently unforeseen future developments and possible increased working capital requirements may require that the Company seek to obtain additional debt financing or issue common stock. The Company's cash equivalents decreased from $9.3 million at December 31, 1997 to $7.3 million at December 31, 1998. In addition, the Company had outstanding at December 31, 1998 approximately $23.1 million under its long term credit facility with the Chase Manhattan Bank. In the past, the Company has violated certain covenants of such credit facility, all of which covenant violations have been waived. Recently, the Company negotiated certain modifications of such covenants in a manner which the Company believes it will satisfy in the future. No assurances can be provided that other violations of such credit facility will not occur in the future or that, if such violations occur, those violations will be waived. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 2.           PROPERTIES

         The Company maintains approximately 32,000 square feet of office, manufacturing, production, research and development and warehouse space located in Norcross, Georgia under a lease which expires December 30, 2000. The Company consolidated its administrative offices to this Norcross facility during 1998, and is in the process of selling its former administrative offices. The Company also leases from a local economic development authority a 13,300 square foot administrative building located in Columbus, Mississippi under a lease which expires December 31, 2007.

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

         The Company operates two existing non-woven conversion manufacturing facilities through its White Knight subsidiary. The Company owns a 90,000 square foot facility in Agua Prieta, Mexico (located adjacent to the Company's Douglas, Arizona plant) which provides labor intensive post-cutting manufacturing applications. The Company's Douglas, Arizona plant manufactures medical products and specialty apparel in a 90,000 square foot facility held under a lease expiring August 31, 2034. During 1997, the Company relocated its Acuna, Mexico and Del Rio, Texas manufacturing operations to achieve operating cost savings, and combined such operations with its existing operations in Agua Prieta, Mexico and Douglas, Arizona.

         The Company conducts its equipment drape and fluid control manufacturing business from three locations. The Company owns two manufacturing buildings totaling approximately 100,000 square feet located in Columbus, Mississippi. The Company leases three manufacturing facilities totaling 66,000 square feet located in the Dominican Republic. During 1996, the Company also entered into a lease of a 32,000 square foot facility located in Empalme, Mexico, where it manufactures equipment drape and fluid control products. Such lease expires February 1, 2001.

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

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no submissions of matters to a vote of the Company's shareholders during the three months ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock is traded and quoted on The Nasdaq Stock Market under the symbol "OREX". The following table shows the quarterly range of high and low sales prices of the common stock during the periods indicated since December 31, 1997.

                                                              Common Stock
Quarter Ended                                              High          Low
-------------                                              -----------------
1997
         First Quarter                                    $ 8.37      $  4.75
                          ----------------------
         Second Quarter                                   $ 5.87      $  2.68
                         -----------------------
         Third Quarter                                    $ 5.25      $  2.68
                       -------------------------
         Fourth Quarter                                   $ 4.00      $  1.90
                           ---------------------

1998
        First Quarter                                    $  3.93      $  2.31
                       -------------------------
        Second Quarter                                   $  3.00      $  2.03
                         -----------------------
        Third Quarter                                    $  3.06      $  1.12
                        ------------------------
        Fourth Quarter                                   $  2.00      $  1.03
                         -----------------------

     On March 25, 1999, the closing sales price for the common stock as reported by The Nasdaq Stock Market was $2.0938 per share.

     As of March 25, 1999, the Company had approximately 20,300 shareholders, including approximately 1,300 shareholders of record and 19,000 persons or entities holding the Company's common stock in nominee name.

     The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Moreover, the Company's credit facility prohibits the Company from declaring or paying cash dividends without the prior written consent of its lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". Accordingly, the Company does not intend to pay cash dividends in the foreseeable future.

ITEM 6       SELECTED FINANCIAL DATA

     The following table sets forth summary historical financial data for each of the five years in the period ended December 31, 1998. As a result of the 1996 acquisition of Microtek, which was accounted for as a pooling of interests, the Company's financial statements have been restated to include the results of Microtek for all periods presented. The operations data for the year ended December 31, 1995 includes only partial operating results of SafeWaste and White Knight because these acquisitions occurred effective May 31, 1995 and September 1, 1995, respectively. On July 1, 1995, the Company acquired the infection control drape line of Xomed in exchange for Microtek's otology product line and the operations data for the year ended December 31, 1995 therefore includes only partial operating results for such acquisition transaction. The operations data for the year ended December 31, 1995 does not give effect to the November 30, 1995 acquisition of Medi-Plast International, Inc. ("Medi-Plast"), as such acquisition was consummated at Microtek's fiscal year end on November 30, 1995. In April, 1996, Microtek purchased the Venodyne division of Advanced Instruments, Inc., and the Company's results of operations include the results of Venodyne only from the April 27, 1996 acquisition date. Additionally, during 1998 the Company disposed of its Arden and Charlotte, North Carolina and Abbeville, South Carolina manufacturing facilities, its industrial and Struble & Moffitt divisions of its White Knight subsidiary, and substantially all of its net assets of its SafeWaste subsidiary. The summary historical financial data should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data appearing elsewhere in this Form 10-K. The summary historical financial data for each of the five years in the period ended
December 31, 1998 has been derived from the Company's audited consolidated financial statements.


                                                                                                    Year Ended December 31,

                                               1994              1995               1996              1997             1998
                                               ----              ----               ----              ----             ----

                                                                  (in thousands, except per share data)

Statement of Operations Data:
      Net sales.....................      $      73,382      $    104,874       $   164,906       $   159,940      $  147,643
      Cost of goods sold............             49,928            74,953           128,598           142,093         109,936
                                             -----------       -----------        ----------        ----------       ---------

Gross Profit .......................             23,454            29,921            36,308            17,846          37,707

      Selling, general and                       21,496            27,737            41,381            43,422          40,506
       administrative ..............
      Research and development  ....              1,246             1,127             2,173             2,601           3,582
      Amortization of intangibles  .              1,505             2,411             4,290             3,847           2,052
      Impairment loss   ............                  0                 0                 0            57,310           7,445
      Restructuring charge  ........                140                 0             4,410                 0               -
      Costs associated with merger..                  0                 0             3,372                 0               -
                                             -----------       -----------        ----------        ----------       ---------

Total operating expenses   .........             24,587            31,275            55,626           107,180          53,585
                                             -----------       -----------        ----------        ----------       ---------

Loss from operations  ..............              (933)           (1,354)          (19,318)          (89,334)        (15,878)
                                             -----------       -----------        ----------        ----------       ---------
Net other income (expense)   .......                 49             1,790           (1,316)           (3,415)         (3,222)
Income (loss) before tax, extraordinary
   items and cumulative effect of change
   in accounting principle   .......              (884)               436          (20,634)          (92,749)        (19,100)
Income tax provision (benefit)   ...                455               980             (639)               354             541
                                             -----------       -----------        ----------        ----------       ---------

Loss before extraordinary items and
   cumulative effect of change in
   accounting principle.............             (1,339)             (544)         (19,995)          (93,103)        (19,641)
Extraordinary items ................                  0                 0            457(2)                 0
Cumulative effect of change                          57(1)              0
     in accounting principle........                                                      0          (800)(3)        1,404(2)
                                             -----------       -----------        ----------        ----------       ---------

   Net loss.........................      $     (1,282)      $      (544)       $  (20,452)       $  (93,903)      $ (18,237)
                                             ===========        ==========       ===========        =========       ===========

Loss per common and common equivalent share
   -Basic and Diluted
      Loss before extraordinary item and
      cumulative effect of change in
      accounting principle  ...           $      (0.05)      $     (0.02)       $  (0.52)         $    (2.37)      $   (0.49)
      Extraordinary items  .........              0.00              0.00           (0.01)                 -              0.03
      Cumulative effect of change in
      accounting principle  ........               0.00              0.00            0.00              (0.02)
                                             -----------       -----------        ----------        ----------       ---------

     Net loss  .....................      $      (0.05)      $     (0.02)       $    (0.53)       $    (2.39)      $   (0.46)
                                              ===========       ===========        ==========        ==========       =========

Weighted average number of common and
   common equivalent shares outstanding          27,080            33,704            38,763            39,273          39,655


-----------------
(1) The change in accounting principle reflects the adoption on January 1, 1994 of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

(2) Gives effect to the gain from the extinguishment of debt in 1998 and the loss from refinancing of Isolyser's and Microtek's credit facilities, net of tax benefits of $332,000 in 1996

(3) The change in accounting principle reflects the adoption of Emerging Issues Task Force ("EITF") No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Process that Combines Processing Reengineering and Information Technology Transformation."

                                                                     December 31,
                                              1994              1995              1996              1997             1998
                                              ----              ----              ----              ----             ----
                                                     (in thousands)
Balance Sheet Data:
  Working Capital.......................  $  88,527          $ 101,022         $  91,962        $   72,408        $  39,124
  Intangible assets, net.................    17,994             60,004            57,331            30,803           29,128
  Total assets............................. 132,973            253,261           250,935           144,334          109,518
  Long-term debt.........................     6,779             26,413            47,029            37,546           18,366
  Redeemable common stock..........           1,717                  0                 0                 0                0
  Total shareholders' equity............ $  110,662          $ 195,298         $ 178,804        $   86,117        $  68,676

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

         On July 1, 1995, Microtek acquired the infection control drape line of Xomed, in exchange for Microtek's otology product line, thereby providing Microtek greater concentration on its core business. On September 1, 1995, Isolyser acquired White Knight and began the conversion manufacturing of non-woven fabric into finished goods such as drapes and gowns. On November 30, 1995, Microtek acquired Medi-Plast, a manufacturer of equipment drapes. Because these acquisitions were accounted for using the purchase method, the Company's operating results do not include the operating results of the acquired operations for periods prior to these respective acquisition dates.

         In April, 1996, Microtek purchased the Venodyne division of Advanced Instruments, Inc., which manufactures and markets pneumatic pumps and disposable compression sleeves for use in reducing deep vein thrombosis, and the Company's results of operations include the results of Venodyne only from the April 27, 1996 acquisition date. Effective September 1, 1996, Isolyser completed its merger with Microtek, which was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated for all periods to combine the financial statements of each of Isolyser and Microtek.

         In March 1998, the Company announced a plan to dispose of its OREX manufacturing facilities and its White Knight subsidiary. In August 1998, the Company disposed of its Arden and Charlotte, North Carolina OREX manufacturing facilities, and substantially all of the net assets of the industrial division of its White Knight subsidiary and its SafeWaste subsidiary. In 1998 the Company disposed of the Struble & Moffitt division of its White Knight subsidiary. In October 1998, the Company disposed of its Abbeville, South Carolina OREX manufacturing facility. The Company maintains a 19.5% minority interest in the company formed to own and operate the Abbeville and Arden facilities.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net sales for 1998 were $147.6 million compared to $159.9 million for 1997, a decline of 7.7%. The 1998 decline of $12.3 million reflects a 14.6% decrease in White Knight Healthcare product net sales as compared to 1997, a 39.7% decrease in White Knight Industrial product net sales as compared to 1997, a 10% decline in net sales of safety products over comparable 1997 sales, a 1% decline in Microtek net sales as compared to 1997 and a 0.5% increase in sales of MedSurg products over comparable 1997 sales.

         The decline in sales of White Knight products was primarily due to the aforementioned sale of the industrial division of White Knight as well as the Company's decision to de-emphasize marketing of White Knight products in favor of higher margin products sold by its other subsidiaries. The Company has announced plans to sell White Knight which, if consummated, would significantly reduce the Company's net sales. See "Risk Factors Risks of Planned Divestitures".

         Sales of the Company's safety products have been materially adversely affected by the substantial reduction in purchases of LTS products by Allegiance, the primary distributor of such products, and previously reported adverse regulatory developments related to a change in policy by the EPA requiring registration of the LTS products and removal by the State of California of a prior approval to landfill LTS-treated waste in California. The Company has developed and plans to introduce a new LTS product to preserve its market share created by LTS, however, the Company's ability to do so is subject to obtaining federal registration of such product. The Company has filed for federal registration of its new product but no assurances can be provided that the Company will be able to obtain such registration or maintain its market share on such products by the introduction of a new LTS product. During the third and fourth quarter of 1998, Allegiance substantially increased their purchases of LTS products. See "Risk Factors - Reliance Upon Distributors" and - Regulatory Risks".

         Sales by MedSurg were adversely affected by reductions of inventory carrying levels by MedSurg's distributors, competition by other procedure tray companies, and group purchasing organizations adversely affecting new business efforts of MedSurg.

         Included in the foregoing sales figures are $4.7 million in sales of OREX Degradables during 1998. Sales of OREX Degradables in 1998 did not contribute any gross profits to the Company's operating results. During 1997, the Company substantially reduced its selling and marketing efforts to increase sales of OREX Degradables and instead focused on preserving its existing base of hospitals purchasing OREX Degradables while evaluating alternative manufacturing processes that would meet end user quality requirements while contributing gross margin to the Company's operations. During 1998, the Company substantially revised its strategy to commercialize its OREX products. As a result of these efforts, the Company plans to introduce new degradable products to the healthcare industry using a hydroentanglement manufacturing process to produce a spunlaced fabric. The Company to date has not achieved any gross profits on its sale of OREX Degradables. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products at acceptable profit margins. There can be no assurances that OREX Degradables will achieve or maintain substantial acceptance in their target markets. See "Risk Factors - Limited Operating History; Net Losses" and - Risks of New Products".

         Gross profit for 1998 was $37.7 million or 25.5% of net sales compared to $17.8 million or 11.1% of net sales in 1997. Included in cost of goods sold in 1998 were $900,000 in write-offs related to the sale of the Company's White Knight industrial business. Included in cost of goods sold in 1997 were charges of $13 million for OREX inventory reserves. OREX inventory reserves recorded during 1997 were recognized due to excess quantities of OREX finished goods and raw materials on hand. In addition to OREX reserves taken in 1997, the Company recorded other inventory reserves and miscellaneous write-offs, which together totaled $1.7 million. After adjusting gross profits by eliminating these charges, gross margin for 1998 and 1997 would have been 26.1% and 20.4% of net sales, respectively. The improvement in gross margin is primarily due to the decision to sell the Company's Arden and Abbeville manufacturing facilities. During the latter portion of 1996 and early 1997, the Company significantly reduced production at both facilities, negatively impacting gross margin through the underutilization of its manufacturing capacity. In 1998, the Company decided to sell these assets, classifying the fair value of the assets as held for sale. As such, the Company benefited by not depreciating these assets. In August and October, 1998, the Company sold the Arden and Abbeville facilities, respectively, thereby eliminating any remaining cash losses incurred by these facilities. Gross margin was also positively impacted by movement of products manufactured at Microtek's Columbus, Mississippi facility to its facility in the Dominican Republic. Offsetting these improvements was further underutilization of White Knight facilities as a result of decreased sales.

         Selling, general and administrative expenses were $40.5 million or 27.4% of net sales in 1998 as compared to $43.4 million or 27.1% of net sales in 1997. Included in selling, general and administrative expenses in 1998 were $400,000 of business process reengineering activities and a $300,000 write-down of accounts receivable associated with the sale of the Company's White Knight industrial business. Included in selling, general and administrative expenses in 1997 was a $1,000,000 charge related to the adoption of a new accounting principle relating to business process reengineering activities. Previously, the Company capitalized these costs as system development costs. After adjusting selling, general and administrative expenses by eliminating these charges, selling, general and administrative expenses for 1998 and 1997 would have been $39.8 million and $42.4 million, respectively. The improvement in selling, general and administrative expenses was primarily due to lower sales and implementation of a previously announced plan to reduce sales and marketing personnel.

         Research and development expenses were $3.6 million or 2.4% of net sales in 1998 as compared to $2.6 million or 1.6% of net sales in 1997. This increase represents expenses incurred to further develop and improve the quality of OREX products and costs associated with planning the registration of the Company's new LTS product.

         Amortization of intangibles was $2.1 million or 1.4% of net sales in 1998 as compared to $3.8 million or 2.4% of net sales in 1997. The decrease is attributed to the 1997 goodwill impairment write-offs at the Company's White Knight subsidiary.

         The Company recorded impairment charges totaling $7.4 million during 1998 as compared to $57.3 million during 1997. The 1998 charges were related to the disposition of the Company's White Knight industrial business, and the excess carrying value of the Company's White Knight subsidiary and the Company's former headquarters in Norcross, Georgia over their fair values. 1997 charges relate to impairment of the Company's OREX material manufacturing plants and White Knight subsidiary for the excess carrying value of such assets over their fair value.

         The resulting loss from operations was $15.9 million in 1998 compared to $89.3 million in 1997. After adjusting the 1998 operating loss to exclude the $7.4 million of impairment charges and $1.9 million in other writeoffs and expenses, the operating loss would have been $6.6 million. After adjusting the 1997 operating loss to exclude $13 million of charges related to inventory and $57.3 million related to impairment charges, the operating loss would have been $19 million.

         Interest expense net of interest income was $3.2 million in 1998 as compared to $3.4 million in 1997. The decrease is due to the paydown of the revolver and term facility with proceeds from the aforementioned sale of assets which occurred in the second half of 1998. Offsetting this decline were higher interest rates.

         Income from joint venture was $11,000 in 1998 as compared to a loss of $44,000 in 1997. In conjunction with the August 1998 sale of its SoftWaste subsidiary, the Company sold its interest in the joint venture.

         Provision for income taxes reflect an expense of $540,000 and $354,000 in 1998 and 1997, respectively. The effective tax rates in 1998 and 1997 differs from the statutory rate due primarily to valuation allowances recorded against the Company's deferred income tax assets and in 1997 due to the amortization and write-down of a portion of goodwill which is not deductible for tax purposes.

         The Company recorded a $1.4 million gain from the extinguishment of debt during 1998 related to a purchase agreement with a former customer.

         The Company recorded a cumulative net effect of a change in accounting principle of $800,000 in 1997 with no comparable charges during 1998. This charge related to the adoption of a new accounting principle in the fourth quarter of 1997 which requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the Company capitalized these costs as system development costs.

         The resulting net loss was $18.2 million in 1998 as compared to a net loss of $93.9 million in 1997.

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

         Sales of the Company's safety products have been materially adversely affected by the substantial reduction in purchases of LTS products by Allegiance, the primary distributor of such products, and recent adverse regulatory developments. See "Business - Marketing and Distribution" and "- Government Regulation". While the Company plans to introduce a new LTS product to preserve its market share created by LTS, the Company's ability to do so is subject to obtaining federal registration of such product. No assurances can be provided that the Company will be able to maintain its market share on such products by the registration and introduction of a new LTS product. See "Risk Factors - Reliance on Distributors" and "- Regulatory Risks".

         Included in the foregoing sales figures are $8.1 million in sales of OREX Degradables during 1997. Sales of OREX Degradables during 1997 did not contribute any gross profits to the Company's operating results. During 1997, the Company substantially reduced its selling and marketing efforts to increase sales of OREX Degradables and instead focused on preserving its existing base of hospitals purchasing OREX Degradables and evaluating means to exploit the market position of OREX Degradables within its various market potentials. The Company to date has not achieved any gross profits on its sale of OREX Degradables. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products at acceptable profit margins. During 1997, the Company substantially revised its strategy to commercialize its OREX products. See "Business - Business Strategy" and "- Products and Markets". There can be no assurances that OREX Degradables will achieve or maintain substantial acceptance in their target markets. See "Risk Factors - Limited Operating History; Net Losses" and "- Risks of New Products".

         Gross profit in 1997 was $17.8 million or 11.1% of net sales compared to $36.3 million or 22.0% of net sales in 1996. Included in cost of goods sold during 1997 and 1996 were charges of $13 million and $10 million, respectively, for OREX inventory reserves. OREX inventory reserves recorded in 1997 were recognized due to excess quantities of OREX finished goods and raw materials on hand. In addition to OREX reserves taken during 1997, the Company recorded other inventory reserves and miscellaneous writeoffs which together totaled $1.7 million. OREX inventory reserves recorded in 1996 were recognized due to improvements in manufacturing processes realized during the latter portions of 1996 rendering various existing inventories obsolete or second quality. After adjusting gross profits by eliminating these charges, gross profits for 1997 and 1996 would have been 20.4% and 28.1% of sales, respectively. Also negatively impacting gross profit during 1997 was unabsorbed overhead included in cost of goods sold by reason of underutilization of manufacturing capacity at the Company's Arden and Abbeville manufacturing plants. During the latter portions of 1996, the Company reduced production at its Abbeville plant to more closely align production with product demand. In the first quarter of 1997, the Company further reduced production at both its Abbeville and Arden plants as a result of excess inventory on hand. As a result, production at both facilities was minimal during 1997. The Company recorded impairment charges in 1997 with respect to its Arden and Abbeville plants to reduce the carrying value of such plants to their estimated fair value. In 1998, the Company sold such plants. See "Business - Business Strategy" and "Risk Factors - Risks of Planned Divestitures". Gross margin was also negatively impacted by both underutilization of White Knight facilities as a result of decreased sales, and underutilization of capacity created during 1996 with Microtek's addition of manufacturing and distribution facilities in Jacksonville, Florida and Empalme, Mexico.

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

         The Company recorded impairment charges totaling $57.3 million during 1997 with no comparable charges in 1996. The charges were primarily a result of impairment to the Company's OREX material manufacturing plants and White Knight subsidiary for the excess carrying value of such assets over their fair value. See "Business - Business Strategy" and "- Products and Markets". As a result of the impairment charges taken and reclassification of such assets to net assets held for sale, depreciation and amortization expenses are expected to be reduced by approximately $5.4 million in 1998.

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

         Interest expense net of interest income was $3.4 million in 1997 as compared to $1.3 million in 1996. The increase is primarily due to interest on debt incurred in connection with inventory purchases and equipment acquisitions made in 1996. The Company is endeavoring to reduce its debt and interest expense through its plan to sell certain of its assets. No assurances can be provided that the Company will successfully sell any of its assets. See "Business - Business Strategy" and "Risk Factors - Risks of Planned Divestitures".

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

Liquidity and Capital Resources

         As of December 31, 1998, the Company's cash and cash equivalents totaled $7.3 million compared to $9.3 million at December 31, 1997.

         During 1998, the Company utilized cash and proceeds from the disposition of assets to finance the purchase of property and equipment, reduce outstanding balances under its credit agreement and make scheduled debt repayments related to previous acquisitions of businesses, equipment and capital leases while funding working capital requirements. For 1998, net cash used in operating activities was approximately $5.8 million; net cash provided by investing activities was approximately $17.1 million; and net cash used in financing activities was approximately $13.3 million. The $5.8 million use of cash from operating activities in 1998 results principally from a $7.6 million decrease in gross inventory, offset against a $3.5 million increase in gross accounts receivable, a $4.7 million decrease in accounts payable and losses experienced during the year. During 1998, cash generated from investing activities included $20.4 million in funds generated from disposition of the Company's Abbeville, South Carolina and Arden and Charlotte, North Carolina OREX manufacturing facilities, its SafeWaste business, and the Struble & Moffitt and industrial divisions of its White Knight subsidiary. Offsetting these proceeds was approximately $3.3 million in capital expenditures in 1998 as compared to $4.0 million in 1997. These expenditures were primarily associated with investments to improve the Company's internal management information systems. Cash used in financing activities was approximately $13.3 million in 1998 as compared to $8.8 million in 1997. During 1998, the Company utilized approximately $14.0 million to reduce term, revolver and bank overdraft debt.

         During 1998, the Company began the implementation of a strategic plan to dispose of certain under performing assets, subsidiaries and businesses. As a result, the Company disposed of its OREX manufacturing facilities as well as its SafeWaste subsidiary and White Knight industrial business. These divestitures have provided funds to reduce debt, relieve the Company of burdens associated with poorly performing assets, provided focus upon the remaining business units operated by the Company and provided funds for the future development of the OREX technology. Net assets held for sale totaling $9.9 million at December 31, 1998 have been classified as current assets as a result of the Company's expectation that these net assets will be sold during 1999. These net assets held for sale consist of the Company's White Knight Healthcare subsidiary and the Company's former headquarters located in Norcross, Georgia.

         The Company maintains a $28 million credit agreement (as amended to date, the "Credit Agreement") with The Chase Manhattan Bank (the "Bank"), as agent, consisting of a revolving credit facility maturing on June 30, 2000. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $28 million, less any outstanding letters of credit issued under the Credit Agreement. Current additional borrowing availability under the revolving facility at December 31, 1998 was $2.3 million and at March 18, 1999 was $1.3 million. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin, as defined, or LIBOR plus an interest margin (9.0% at December 31,
1998). Outstanding borrowing under the revolving credit facility was $23.1 million at December 31, 1998 and was $24.4 million at March 18, 1999. At
December 31, 1997, as part of the Credit Agreement, the Company had a $15 million term loan facility. Utilizing proceeds from the disposition of assets, the term loan was paid in full during 1998. Upon full payment, the term loan commitment from the Bank was cancelled. The Credit Agreement provides for the issuance of up to $3 million in letters of credit. Outstanding letters of credit at December 31, 1998 were $97,000. The Credit Agreement provides for a fee of 0.25% per annum on the unused commitment, an annual collateral monitoring fee of $50,000, and an outstanding letter of credit fee of up to 2% per annum. The Credit Agreement is also subject to prepayment penalties through August 1999 equal to 1% of the amount of the aggregate commitment terminated or reduced. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, equipment, Isolyser's stock of its subsidiaries and certain of the Company's plants and its Norcross, Georgia administrative offices. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and earnings, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. Certain of such covenants require that the Company reduce before September 30, 1999 its outstanding borrowings under its funded debt by about $10 million from its funded debt existing at December 31, 1998. The Company also is not permitted to pay any dividends. During 1998, the Company reduced its working capital requirements. If such requirements increase in the future, the Company anticipates seeking an increase to its revolving line of credit to the extent such requirements are not otherwise satisfied out of available cash flow or borrowings under the Company's existing line of credit. There can be no assurances that such an increase to the Company's revolving credit facility will be available to the Company.

         At December 31, 1998, the Company was not in compliance with the EBITDA and net worth covenants of the Credit Agreement. These existing covenant violations were waived by the Bank effective March 22, 1999. In connection with the waiver of these covenant violations, the Bank and the Company amended the Credit Agreement to extend the maturity date of the facility to June 30, 2000, reduce the facility to $28 million from $30 million, and revised certain covenants including certain of the financial ratios, and EBITDA, net worth and capital expenditure covenants. While the Company does not currently anticipate that it will violate the covenants of the Credit Agreement in the future, no assurances can be provided that these or other violations of the Credit Agreement will not occur in the future or that, if such violations occur, that the Bank will not elect to pursue its remedies under the Credit Agreement.

         Based on its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations and proceeds from the sale of assets will be adequate to meet its liquidity and capital requirements through 1999. However, currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuances of common stock in 1999 and subsequent years. See "Risk Factors Liquidity Risks".

         Inflation and Foreign Currency Translation. Inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

         The assets and liabilities of the Company's Mexican and United Kingdom subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates. The effect of foreign currency transactions was not material to the Company's results of operations for the year ended December 31, 1998. Export sales by the Company during 1998 were $11.1 million. Currency translations on export sales could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies. In the future, the Company may import significant amounts of products from foreign manufacturers, exposing the Company to risks on fluctuations in currency exchange rates.

         Newly Issued Accounting Standards. In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public companies report select information about operating segments in reports issued to shareholders. The Company adopted SFAS 130 and SFAS 131 in 1998. Adoption of these new pronouncements had no effect on the Company's consolidated operations or financial position. In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company is currently evaluating the impact that this standard will have on its results of operations and financial position upon adoption.

Year 2000 Issue

         Many companies are affected by the year 2000 issue, which could cause equipment reliant upon computer applications to fail or create erroneous results due to the failure of computer programs to correctly identify the year 2000 after December 31, 1999.

         During 1996, as part of a program to install improved information systems on a Company-wide basis, the Company initiated a conversion from existing management information software to programs that are year 2000 compliant. In the fourth quarter of 1997, the Company's MedSurg operations completed substantially all of its conversion to a year 2000 compliant system, with certain minor upgrades to be completed in third quarter, 1999. The Company's Microtek operations substantially completed such conversion in 1998. The Company's corporate operations are scheduled to complete such conversion by June, 1999. If the Company does not sell its remaining White Knight business, the Company has scheduled to complete such conversion for the White Knight business during second quarter, 1999. Costs incurred to date for such conversions approximate $7.9 million of which $2.5 million have been expensed with $5.3 million representing capital expenditures. The Company estimates that costs remaining to be incurred before scheduled completion of such conversion will be approximately $735,000, all of which are expected to be capitalized. The Company has begun, but not completed, a program to evaluate year 2000 compliance of non-information technology assets. The Company has determined that its critical manufacturing equipment is year 2000 compliant. Estimated costs to be incurred and the schedule to become year 2000 compliant are subject to uncertainties and risks (including, for example, failure to timely identify and correct non-compliant systems, encountering unanticipated delays or impediments to conversion and disruptions of ordinary business operations), and the failure of the Company to complete such conversion within budget and on schedule could adversely affect the Company.

         The Company is not currently aware of any of its customers, product users, suppliers or other vendors which are non-compliant with year 2000 in a manner which would have an adverse effect upon the Company or its operations; however, the Company has not completed its inquiries to third parties concerning their compliance with the year 2000 issue. The Company continues to evaluate the potential impact upon the Company of noncompliance with year 2000 issues by third parties with which the Company deals. The Company's customers are primarily healthcare institutions or vendors to such institutions.

         The Company has not adopted a specific contingency plan to address year 2000 non-compliance issues. The Company's experience in installing replacement information systems has caused the Company to become familiar with the consequences of reliance on such technology and short term solutions for temporary interruptions to such systems. If the Company experiences critical interruptions to its information systems or technologies, the Company will be required to engage additional clerical services and would expect to incur additional distribution expenses which could have a material adverse effect on the Company's operating results.

     The statements made under this caption are Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act.


Forward Looking Statements

         Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's planned product introductions and registrations, capital expenditure requirements, cash and working capital requirements, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, debt covenant compliance, the year 2000 issue, and other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that the Company's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect the Company's business including, without limitation, risks associated with investing in and the marketing of the Company's OREX Degradables products, manufacturing and supply risks, risks concerning the protection of the Company's technologies, risks of technological obsolescence, reliance upon distributors, regulatory risks, risks of planned divestitures, product liability and other risks described in this Annual Report on Form 10-K. See "Business - Risk Factors".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's operating results and cash flows are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company's cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less consisting entirely of U.S. Government securities or government backed securities. These investments are classified in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," as available for sale securities and are stated at cost which approximates market. As a result of the short-term nature of the Company's cash and cash equivalents, a change of market interest rates does not impact the Company's operating results or cash flow.

         The assets and liabilities of the Company's Mexican and United Kingdom subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates. The effect of foreign currency translations was not material to the Company's results of operations for the year ended December 31, 1998. Currency translations on export sales or import purchases could be adversely effected in the future by the relationship of the U.S. dollar with foreign currencies.

         At December 31, 1998, $23.1 million of the Company's long-term debt bears interest at floating rates. Because these interest rates are variable, an increase in interest rates would result in additional interest expense and a reduction in interest rates would result in reduced interest expense, each of which would have a corresponding impact on the Company's earnings and cash flow. The remaining $3.5 million of the Company's long-term debt bears interest at fixed rates ranging from 6.09% to 9.5%. A change in market interest rates is not expected to be material to these fixed rate obligations.

         The Company does not use any derivative instruments to hedge its interest rate expense. The Company does not use derivative instruments for trading purposes and the use of such instruments would be subject to strict approvals by the Company's senior officers. Therefore, the Company's exposure related to such derivative instruments is not expected to be material to the Company's financial position, results of operations or cash flows.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data are listed under Item 14(a) and filed as part of this report on the pages indicated.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         The current directors and executive officers of the Company are as follows:

   Name                         Position
   ----                         ---------

   Gene R. McGrevin         Chairman of the Board of Directors

   Migirdic Nalbantyan      President and Chief Executive Officer, Director

   Travis W. Honeycutt      Executive Vice President, Secretary and Director

   Dan R. Lee               Executive Vice President, Assistant Secretar
                            and Director

   Lester J. Berry          Executive Vice President

   Peter A. Schmitt         Executive Vice President of Finance and
                            Administration, Treasurer, Chief
                            Financial Officer and Assistant Secretary

   Michael Mabry            Executive Vice President

   David W. Velmosky        Vice President of Administration/Strategic Alliances

   Steve Plante             Vice President

   James C. Rushing, III    Vice President - Finance

   Rosdon Hendrix           Director

   Kenneth F. Davis         Director

   John E. McKinley         Director

   Terence N. Furness       Director

         Gene R.  McGrevin  (age  56)  was  elected  Chairman  of the  Board  of
Directors and acting President of the Company in April 1997, and currently serves as Chairman of Isolyser. Mr. McGrevin also serves as chairman P.E.T.Net Pharmaceutical Services, LLC, a manufacturer and distributor of radiopharmaceuticals. Mr. McGrevin previously served as Vice Chairman and Chief Executive Officer of Syncor International Corp., a public company in the nuclear medicine industry, with which Mr. McGrevin was associated since 1989. Prior to managing Syncor, Mr. McGrevin served in executive positions with various healthcare businesses including President of the Health Care Products Group of Kimberly-Clark Corporation, founder and President of a consulting firm specializing in the health care industry and an executive officer of VHA Enterprises, Inc.

         Migirdic Nalbantyan (age 56) was elected a Director of the Company in September 1998, and President and Chief Executive Officer of the Company effective October 1, 1998. Previously, Mr. Nalbantyan served as an Executive Vice President of the Company from February 1, 1998. Prior to accepting such position, Mr. Nalbantyan served in various executive positions, including president, of BBA Nonwovens, a division of BBA Group PLC and now one of the worlds largest manufacturers of nonwoven products, from 1986 to 1997. From 1968 to 1986 he held various manufacturing, process and product development, marketing and business planning positions at DuPont's Textile Fibers operations.

         Travis W. Honeycutt (age 56) has been Executive Vice President, Secretary and a Director of the Company since its inception in 1987. Prior to his co-founding the Company in 1987, Mr. Honeycutt had over 20 years of experience in new product development for the industrial and health care markets.

         Dan R. Lee (age 51) became an executive officer of the Company following the conclusion of the acquisition of Microtek, and became a director of the Company in December, 1996. Mr. Lee currently serves as the Executive Vice President in charge of the Company's Infection Control Group. Prior to accepting such positions with the Company, Mr. Lee had served as the Vice President and Chief Operating and Financial Officer of Microtek since 1987. Previous to that time, he was engaged in the public accounting practice, including more than five years with KPMG Peat Marwick.

         Peter A. Schmitt (age 39) was elected Executive Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secretary in October 1998 after serving in similar positions since May, 1997. Prior to accepting such position, Mr. Schmitt served for two years as the chief financial officer and general manager of the Company's custom procedure tray business. From 1993 to 1995 Mr. Schmitt was controller of Digene, Inc., a biotechnology company. From 1991 to 1993, Mr. Schmitt was part of a management turnaround team for a private printing company and between 1985 and 1990 Mr. Schmitt was employed by Touche Ross & Company and Coopers & Lybrand as a senior auditor and audit supervisor, respectively.

         Lester J. Berry (age 65) became an executive officer of the Company following the conclusion of the acquisition of Microtek. Prior to that time, Mr. Berry had served as a director and officer of Microtek since 1994. From 1987 through 1993, Mr. Berry served in various capacities at 3M Corporation, including service as General Manager of Vision Care, National Sales and Marketing Manager, Medical Specialties, and as the National Sales Manager, Health Care Specialties and Surgical Products.

         Michael Mabry (age 36) was elected Executive Vice President in October 1998 after serving as Vice President of Operations of the Company since May, 1997. Prior to accepting such position, Mr. Mabry served in various positions with the Company (including Chief Information Officer) since his joining the Company in September, 1995. From 1984 to 1995, Mr. Mabry was employed by DeRoyal Industries where his career advanced from software engineer to vice president of information systems and operations.

         David W. Velmosky (age 49) was elected Vice President of Administration/Strategic Alliances in October 1998 after serving as Vice President of Human Resources of the Company effective since May, 1997. Prior to accepting such position, Mr. Velmosky served in a non-executive capacity as Vice President of Human Resources of the Company since his joining the Company in July, 1996. Mr. Velmosky was formerly employed as Vice President of Human Resources for Atlantis Plastics, Inc. from 1994 to 1996. Between 1992 and 1994, Mr. Velmosky was in the human resources department of Pittsburg Plate and Glass. In addition to a bachelors degree in industrial psychology and a masters degree in industrial relations, Mr. Velmosky holds numerous advanced certifications in employment law, ERISA benefits and compensation practices and is a certified Senior Human Resources Professional.

         Steve Plante (age 48) was elected Vice President of the Company in October 1998 after serving as General Manager of MedSurg beginning earlier in 1998 and as Vice President of Operations of MedSurg since 1996. Mr. Plante joined MedSurg in 1979, serving as plant manager.

         James C. "Jim" Rushing III (age 55) was elected to the executive position of Vice President Finance effective March 1999. Prior to accepting this appointment, Mr. Rushing served in various financial positions including Chief Financial Officer of New Life Corporation of America, a national charity serving the financial and estate planning needs of high net worth investors through 5,000 financial advisors throughout the U.S., from 1997 to 1998, and as Vice President - Finance, BBA Nonwovens, a division of BBA Group PLC, which is one of the worlds largest manufacturers of nonwoven products, from 1995 to 1997. As owner of a management consulting firm, Mr. Rushing provided various chief financial officer and director services to various firms in the Mid-South from 1980 to 1995. Mr. Rushing was employed by Northern Telecom, Inc. (NORTEL), at its U.S. Headquarters as Director of Accounting and Financial Analysis from 1978 to 1980.

         Rosdon Hendrix (age 59) was elected a Director of the Company in December 1994. Until he retired in June 1992, Mr. Hendrix served for approximately 30 years in various financial positions for General Motors Corporation, including serving as Resident Comptroller from 1975 until his retirement. Since June 1992, Mr. Hendrix has engaged in efficiency consulting studies with various governmental authorities and businesses in Georgia.

         Kenneth F. Davis (age 48) was elected a Director of the Company in January 1996. Dr. Davis has been a practicing surgeon on the staff of the Harbin Clinic and Redmond Regional Medical Center, Rome, Georgia since 1986. In addition, Dr. Davis serves on the Board of AmSouth Bank of Georgia, a publicly owned bank, as well as various other companies, including a privately held hospital consulting firm.

         John E. McKinley (age 55) was elected a Director of the Company in May 1998. Between 1991 and 1996, Mr. McKinley was the principle operating officer of BankSouth Corporation, Atlanta, Georgia, where he was a Board member and Chairman of the Credit Policy Committee. Mr. McKinley also headed the Management Committee of Bank South, which included direct responsibility for credit policy, business banking and mortgage banking. From 1969 to 1991, Mr. McKinley worked with Citizens and Southern National Bank and C&S/Sovran where he was the chief credit officer of C&S Georgia Corporation and a senior vice president. Additionally, Mr. McKinley has taught in numerous banking schools and has authored or co-authored numerous books and articles on banking. Since 1996, Mr. McKinley has been engaged in private consulting services.
Mr. McKinley also serves as a director of Inficorp Holdings, Inc.

         Terence N. Furness (age 50) was elected President and Chief Executive Officer of the Company effective January 1, 1998, and resigned such positions on October 1, 1998. Mr. Furness has 22 years experience in the medical device industry. Prior to accepting this position with Isolyser, Mr. Furness served as President of Zimmer, Inc., a wholly owned subsidiary of Bristol-Myers Squibb, from 1995 to 1997, and as Senior Vice President Strategic Planning of Bristol - Myers Squibb for a portion of 1997. From 1990 to 1995, Mr. Furness served as President of the Medical Products Group of Smith & Nephew, PLC, an international healthcare and consumer products firm. He holds a Bachelor of Science in Physics from the University of North Carolina at Chapel Hill and a Master in Business Administration from Harvard Graduate School of Business.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, Isolyser's executive officers and directors and any persons holding more than ten percent of the Company's common stock are required to file with the Securities and Exchange Commission and The Nasdaq Stock Market reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific due dates have been established and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to Isolyser. Based solely on its review of the copies of such reports furnished to Isolyser, or written representations that no reports were required, Isolyser believes that, during 1998, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10% of its common stock complied with the Section 16(a) requirements, except Mr. Nalbantyan filed a Form 4 late to report an exempt share purchase by a family member and Mr. McGrevin filed an amended Form 5 to correct a clerical error.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation paid by the Company (or Microtek for services rendered during the years ended December 31, 1996 and 1995), to the two individuals serving as the Company's chief executive officer during portions of 1998, and each of the four most highly compensated executive officers of the Company other than such chief executive officers who were serving as executive officers at December 31, 1998 (collectively, the "Named Executive Officers").

                                            SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                               Annual                               Compensation
                                             Compensation
                                                                      Other Annual   Awards         All Other
Name and Principal Position        Year      Salary        Bonus      Compensation   Options (#)    Compensation

Migirdic Nalbantyan                1998      $127,112(1)       -            -        400,000        $2,077(2)
President and Chief Executive
Officer

Terence N. Furness                 1998      $240,000      $62,500          -        600,000(3)     $4,750(4)
Former President and Chief
Executive Officer

Travis W. Honeycutt                1998      $150,000          -            -              -        $3,235(5)
Executive Vice President           1997      $150,000          -            -              -        $3,235(5)
                                   1996      $150,000          -            -        40,000         $3,235(5)


Dan R. Lee                         1998      $150,000          -            -        122,368        $5,133(7)
Executive Vice President (6)       1997      $150,000          -            -        100,000        $4,978(7)
                                   1996      $150,000      $100,000         -         50,000        $4,417(7)


Lester J. Berry                    1998      $150,000          -            -         20,000        $9,658(8)
Vice President (6)                 1997      $150,000          -            -              -        $9,302(8)
                                   1996      $150,000      $100,000         -         16,500        $7,539(8)

Steve Plante                       1998      $157,930          -            -         72,999        $3,841(9)
Vice President
-----------

(1) This amount represents compensation paid from February 1, 1998, the date Mr. Nalbantyan became an employee of the Company.

(2) This amount represents contributions to a 401(k) plan.

(3) Mr. Furness' options, while awarded in 1998, have since expired.

(4) This amount represents contributions to a 401(k) plan.

(5) This amount represents the Company's payment on Mr. Honeycutt's behalf, for $500,000 term life insurance policies.

(6) Compensation earned prior to 1997 by Messrs. Lee and Berry stated in the table is based upon compensation plans of Microtek as these individuals were executive officers of Microtek prior to the Microtek Acquisition effected September 1, 1996.

(7) This amount represents payment ($2,036 per year) for $250,000 term life insurance and contributions for a 401(k) plan for the balance of the amount stated.

(8) This amount represents the Company's payment ($5,158 per year) for $250,000 term life insurance and contributions for a 401(k) plan for the balance of the amount stated.

(9) This amount represents contributions to a 401(k) plan.

Employment Arrangements

         The Company is a party to employment agreements with all of its currently employed Named Executive Officers, except Travis W. Honeycutt and Steve Plante.

         Mr. Furness was hired as the Company's President and Chief Executive Officer effective January 1, 1998, and resigned such position effective October 1, 1998. In connection with such resignation, the Company entered into a severance agreement with Mr. Furness pursuant to which the Company agreed to severance payments aggregating $300,000 payable over one year and agreed to continue Company provided medical and dental coverage for one year, and Mr. Furness agreed to certain covenants relating to the protection of confidential information and restricting his ability to compete against the Company.

         Effective February 1, 1998, in connection with the Company's hiring of Mr. Nalbantyan as an Executive Vice President of the Company in charge of the Company's OREX commercial development business unit, Mr. Nalbantyan entered into a three year employment agreement with the Company. Such employment agreement specifies a minimum salary and benefits payable to him during the term of the employment agreement, and contains certain restrictive covenants including covenants relating to the protection of confidential information and restricting competition against the Company. The agreement is terminable by the Company or the employee with or without cause. In the event of a termination of the agreement by the Company without cause, or by the employee for good reason (as defined), the employee would be entitled to one year of salary as severance. In the event of any termination of Mr. Nalbantyan's employment occurring within six months after a change in control (as defined) of the Company, other than a termination of employment as a result of death, disability or for cause, then the Company is obligated to pay a severance amount equal to 2.99 times Mr. Nalbantyan's annual base salary as then in effect plus certain other amounts primarily involving continuation of health insurance for up to one year following the date of such termination of employment. In the event any such payments would be subject to the excise tax imposed under the Internal Revenue Code, then such amount would be reduced to the extent necessary so that no payment shall be subject to such excise tax unless any such reduction would net the employee a lesser amount on an after tax basis.

         The Company and Dan R. Lee are parties to an employment agreement under which Mr. Lee agrees to continue to serve as an employee of the Company through March 31, 2000, and specifies a certain minimum salary and benefits. The agreement also includes certain restrictive covenants including covenants relating to the protection of confidential information and restricting competition against the Company. The agreement is terminable by the Company with or without cause. In the event of any termination of Mr. Lee's employment by the Company without cause, the Company remains obligated to pay the base salary provided in the agreement through March 31, 2000.

         Mr. Berry is a party to an employment agreement with Microtek expiring on December 31, 1999. Such employment agreement specifies a minimum salary and benefit payable to him during the term of the employment agreement and, in consideration therefore, contains certain provisions restricting his ability to compete against the Company after termination of the agreement or to use or disclose confidential information. In connection with the Microtek acquisition, Mr. Berry agreed to delete certain compensatory provisions of such agreement otherwise arising in the event of certain events constituting a change of control. Mr. Berry has agreed to continue to assist the Company in a non-executive capacity following his scheduled retirement at the end of 1999.

         Mr. Plante and the Company are parties to a severance agreement pursuant to which the Company has agreed to pay Mr. Plante severance in the amount equal to one year's salary in the event the employment of Mr. Plante is terminated by the Company without cause including a termination of employment resulting from a change of control.

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

         As of March 11, 1999, options to purchase 4,078,543 shares of common stock were outstanding under the Plan and approximately 145,200 shares of common stock were available for future awards under the Plan.

         Employee Stock Purchase Plan. In February 1995 the Board approved and in April 1995 the Company's shareholders ratified, the adoption of the Company's Employee Stock Purchase Plan for employees of the Company and its subsidiaries (the "1995 Stock Purchase Plan"). The 1995 Stock Purchase Plan was established pursuant to the provisions of Section 423 of the Code to provide a method whereby all eligible employees of the Company may acquire a proprietary interest in the Company through the purchase of common stock. Under the 1995 Stock Purchase Plan payroll deductions are used to purchase the Company's common stock.

         An aggregate of 300,000 shares of common stock of the Company were reserved for issuance under the 1995 Stock Purchase Plan, all of which have been purchased and issued under the 1995 Stock Purchase Plan. On March 25, 1999, the Board of Directors of the Company approved, adopted and recommended to the shareholders the 1999 Stock Purchase Plan containing terms substantially similar to the terms of the 1995 Stock Purchase Plan.

Stock Options

         The Company granted options to its Named Executive Officers in 1998 as set forth in the following table. The Company has no stock appreciation rights ("SARs") outstanding.


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                Individual Grants
                            ----------------------------------------------------------
       Name                  Number of       Percent of      Exercise     Expiration     Potential Realizable Value at
       ----                  Securities         Total        or Base         Date        Assumed Annual rates of Stock
                             Underlying     Options/SARs     Price                       Price Appreciation for Option
                            Options/SARs     Granted to      ($/Sh)                               Term(1)
                            Granted (#)     Employees in
                                             Fiscal Year
                                                                                        --------------------------------
                                                                                            5% ($)          10% ($)
                            -------------   --------------   -----------  ------------  ---------------  ---------------

       Migirdic Nalbantyan       200,000           7%         $ 2.6875     02/01/08      $  338,031(1)    $  856,637(1)
                                 200,000           7%         $ 1.25       10/02/08      $  157,224(1)    $  398,436(2)
       Terence N. Furness         42,666           2%         $ 2.34375    12/31/98      $        0(2)    $        0(2)
                                 557,334          20%         $ 2.00       12/31/98      $        0(2)    $        0(2)
       Dan R. Lee                 36,842           1%         $ 3.375      11/01/01      $   34,353(1)    $   75,912(1)
                                  85,526           3%         $ 3.375      04/04/02      $   79,749(1)    $  176,224(1)
       Lester J. Berry            20,000            *         $ 3.375      02/25/08      $   42,450(1)    $  107,578(1)
       Steve Plante                7,368            *         $ 3.375      10/20/99      $   15,639(1)    $   39,632(1)
                                   2,211            *         $ 3.375      10/03/00      $    2,062(1)    $    4,556(1)
                                   1,105            *         $ 3.375      10/03/00      $    1,030(1)    $    2,277(1)
                                   7,368            *         $ 3.375      11/01/01      $    6,870(1)    $   15,182(1)
                                  21,750            *         $ 3.375      01/01/99      $   20,281(1)    $   44,815(1)
                                  33,197           1%         $ 1.25       10/01/08      $   26,097(1)    $   66,134(1)
      ------------------
      *Less than one percent.

      (1) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions.

     (2) While these options were granted in the last fiscal year, they also expired in the last fiscal year.

         The following table sets forth the value of options exercised during 1998 and of unexercised options held by the Company's Named Executive Officers at December 31, 1998.

             AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                    Number of
                                                                                   Securities          Value of
                                                                                   Underlying         Unexercised
                                                                                   Unexercised       in-the-Money
                                                                                 Options/SARs at    Options/SARs at
                                                                                   FY-End (#)         FY-End ($)
                                          Shares Acquired          Value          Exercisable/       Exercisable/
       Name                               On Exercise (#)      Realized ($)       Unexercisable      Unexercisable
       ----                               ---------------      ------------       -------------      -------------

       Migirdic Nalbantyan                      -0-                 -0-                0/400,000             0/0 (1)
       Travis W. Honeycutt                      -0-                 -0-                 40,000/0             0/0 (2)
       Dan R. Lee                               -0-                 -0-           345,617/69,302        57,798/0 (3)
       Lester J. Berry                          -0-                 -0-                102,500/0             0/0 (4)
       Steve Plante                             -0-                 -0-            37,346/47,654             0/0 (5)
      -----------

(1) The indicated value is based on an exercise prices of $2.6875 per share on 200,000 shares and $1.25 per share on 200,000 shares for unexercisable options, and a value per share on December 31, 1998 of $1.06.

(2) The indicated value is based on an exercise price of $14.45 per share and value per share at December 31, 1998 of $1.06.

(3) The indicated value is based on exercise prices of $0.83 per share on 251,295 shares, $3.49 per share on 41,250 shares, $3.375 per share on 53,072 shares for exercisable options and $3.375 on 69,302 shares for unexercisable options, and a value per share on December 31, 1998 of $1.06.

(4) The indicated value is based on an exercise price of $3.19 per share on 66,000 shares, $2.73 per share on 16,500 shares for exercisable options and $3.375 per share on 20,000 shares for unexercisable options and value per share at December 31, 1998 of $1.06.

(5) The indicated value is based upon an exercise price of $3.375 per share on 37,346 shares for exercisable options and $3.375 per share on 14,457 shares and $1.25 per share on 33,197 shares for unexercisable options, and a value per share at December 31, 1998 of $1.06.

                         TEN YEAR OPTION/SAR REPRICINGS

         In February 1998, the Company permitted option holders to exchange all of their stock options having an exercise price at or above $3.49 for a lesser number of replacement stock options at a new exercise price equal to the then current fair market value of a share of Common Stock. (The exchange formula provided for the reduction in the number of outstanding stock options by a percentage equal to the product of fifty percent multiplied by the percentage differential between the exercise price set forth in the stock option to be cancelled in the exchange and the new exercise price.) The exchange program was made available to all current employees in the Company except one executive officer. The following table provides certain information regarding the exchange for those executive officers of the Company who elected to participate in the exchange, as well as certain information relative to a stock option repricing in 1996, for all current executive officers of the Company and executive officers of the Company existing at the time of such repricing.

                                          Ten-Year Option/SAR Repricings

 Name and Title       Date     Securities     Securities    Market price    Exercise     New          Length of
                                Underlying     Underlying    of stock at     price at    Exercise      original
                                Number of     Number of       time of        time of     Price       option term
                                 options/      options/     repricing or    repricing      ($)       remaining at
                                  SARs        SARs Rec'd      amendment        or                      date of
                                repriced or   in Repricing      ($)         amendment                repricing or
                                  amended     or amendment                     ($)                     amendment
                                   (#)            (#)
-------------------------------------------------------------------------------------------------------------------

Dan R. Lee           02/25/98      50,000         36,842          3.375         7.125       3.375      3.7 years
Executive Vice
President
                     02/25/98     100,000         85,526          3.375          4.75       3.375      4.1 years

Peter A. Schmitt     02/25/98      30,000         22,105          3.375         7.125       3.375      2.5 years
Executive Vice
President
                     02/25/98      45,000         33,158          3.375         7.125       3.375      3.7 years

Michael Mabry        02/25/98      40,000         29,473          3.375         7.125       3.375      2.6 years
Executive Vice       02/25/98      50,000         42,763          3.375          4.75       3.375      4.1 years
President            11/01/96      40,000         40,000          7.125         18.00       7.125      4.0 years

David W.             02/25/98      20,000         14,737          3.375         7.125       3.375      3.7 years
Velmosky
Vice President

Steve Plante
Vice President       02/25/98      10,000          7,368          3.375         7.125       3.375      1.7 years
                     02/25/98       3,000          2,211          3.375         7.125       3.375      2.6 years
                     02/25/98       1,500          1,105          3.375         7.125       3.375      2.6 years
                     02/25/98      10,000          7,368          3.375         7.125       3.375      3.7 years
                     02/25/98      30,000         21,750          3.375         7.125       3.375      0.8 years
                     11/01/96      10,000         10,000          7.125          9.00       7.125        3 years
                     11/01/96       3,000          3,000          7.125         18.00       7.125      3.8 years
                     11/01/96       1,500          1,500          7.125         18.00       7.125      3.8 years
                     11/01/96      30,000         30,000          7.125          7.50       7.125      2.2 years

James S. Asip        11/01/96      25,000         25,000          7.125         13.13       7.125      4.2 years
Former Vice
President of
Sales

Richard Setian       11/01/96      54,000         54,000          7.125          9.00       7.125      3.5 years
Former Vice
President of
Marketing

Michael Sahady       11/01/96      40,000         40,000          7.125         14.45       7.125      4.2 years
Former  Executive
Vice
President

Kenneth R.           12/18/96      25,000         25,000          7.125         13.13       7.125      4.1 years
Newsome              12/18/96      99,000         99,000          7.125          7.50       7.125      2.0 years
Former Vice
President of
Operations


Director Compensation

         In 1998, the Company  revised its system for  compensating  nonemployee
directors  of  the  Company  who  are  not  affiliated   with  greater  than  5%
shareholders of the Company ("Nonemployee Directors").

         The Chairman receives a retainer of $48,000 per year, payable at the rate of $4,000 per month. Such retainer became effective April 1, 1998, until which time the Chairman continued to be compensated at the rate of $90,000 per year, which was the salary rate approved for the Chairman in connection with his agreement to accept the offices of acting president and chairman of the Company in 1997. The other Nonemployee Directors of the Company receive a retainer of $10,000 per year payable in a lump sum following each annual meeting of shareholders. No meeting fees are payable to the Nonemployee Directors. Nonemployee Directors are reimbursed upon request for reasonable expenses incurred in attending Board of Director or committee meetings.

         The Company's 1995 Nonemployee Director Stock Option Plan (the "Director Option Plan") provides for automatic grants to Nonemployee Directors of non-qualified stock options covering 2,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The date of grant under the Director Option Plan for each Nonemployee Director then serving as such is (i) on the election of a Nonemployee Director to the Board of Directors (except at an annual meeting of shareholders) and (ii) following each annual meeting of shareholders occurring subsequent to the first anniversary of the date of any options granted to such Nonemployee Director under the preceding clause (i). Supplementing such grants under the Director Option Plan, the Company grants to each Nonemployee Director a non-qualified stock option covering 3,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on such date of grant concurrently with the automatic grants under the Director Option Plan as described above. These option grants may be exercised only by the optionee beginning six months after the date of the grant until the earliest of five years after the date of grant, thirty days after ceasing to be a director of the Company (other than due to death or disability), and one year after death or disability.

         In addition,  the Board of Directors,  with each  Nonemployee  Director
(other than the Chairman) abstaining, awarded to each Nonemployee Director (other than the Chairman) a non-qualified stock option under the Company's Stock Option Plan covering 20,000 shares of the Company's common stock at an exercise price of $2.28125 per share (being the fair market value of the Company's common stock on the grant date), and being exercisable immediately upon the date of grant until the earliest of five years after the grant date or one year after ceasing to be a director of the Company. The Board of Directors, with the Chairman abstaining, awarded the Chairman a non-qualified stock option under the Company's Stock Option Plan covering 25,000 shares of the Company's common stock at an exercise price of $2.8125 per share (being the fair market value of such stock on the grant date), and being exercisable immediately upon the date of grant until the earliest of five years after the grant date or one year after ceasing to be a director of the Company. Also in 1998, the Board of Directors, with the Chairman abstaining, awarded the Chairman a non-qualified stock option under the Company's stock option plan covering 50,000 shares of the Company's common stock at an exercise price of $1.25 per share (being the fair market value on the grant date), being exercisable one year after the grant date until the earliest of five years after the grant date or one year after ceasing to be a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 25, 1999, certain information regarding the beneficial ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock, (ii) each director and Named Executive Officer identified under "Executive Compensation" above, and (iii) all directors and executive officers as a group:

                                                                                             Percentage of Common
                                                                                               Stock Beneficially
                                                                     Shares Beneficially             Owned
Name of Beneficial Owner                                                    Owned

Robert L. Taylor (1)                                                      2,012,600                   5.0%
Travis W. Honeycutt (2)                                                   2,563,722                   6.4%
Gene R. McGrevin (3)                                                        220,000                    *
Migirdic Nalbantyan (4)                                                      51,000                    *
Dan R. Lee (5)                                                              384,188                    *
Rosdon Hendrix (6)                                                          127,000                    *
Kenneth Davis (7)                                                           114,243                    *
John E. McKinley (8)                                                        145,000                    *
Terence N. Furness                                                           25,000                    *
Steve Plante (9)                                                             24,278                    *
Lester J. Berry (10)                                                        112,974                    *
Dimensional Fund Advisors, Inc. (11)                                      2,582,850                   6.4%

All directors and executive officers as a group (14) persons)             3,888,177                   9.5%
(12)

--------------

  *      Represents less than 1% of the common stock

(1) As reported by Mr. Taylor in a Statement on Schedule 13G filed with the Securities and Exchange Commission. Includes 2,600 shares of common stock over which Mr. Taylor acts as custodian under the Georgia Transfers to Minors Act, and options to acquire 40,000 shares exercisable within 60 days.

(2)  Includes options to acquire 40,000 shares exercisable within 60 days.

(3)  Includes options to acquire 180,000 shares exercisable within 60 days.

(4) Includes options to acquire 50,000 shares exercisable within 60 days and 1,000 shares owned by a family member.

(5)  Includes  options to acquire 374,123 shares exercisable within 60 days.

(6)  Includes options to acquire 81,000 shares exercisable within 60 days.

(7)  Includes options to acquire 79,000 shares exercisable within 60 days.

(8)  Includes options to acquire 25,000 shares exercisable within 60 days.

(9)  Includes options to require 18,596 shares exercisable within 60 days.

(10) Includes  options  to acquire 102,500 shares exercisable within 60 days.

(11) As reported by Dimensional Fund Advisors, Inc. in a Statement on Form 13G filed with the Securities and Exchange Commission. Dimensional Fund Advisors, Inc. address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(12) Includes options to acquire 1,067,236 shares exercisable within 60 days.



ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

P.E.T.Net Pharmaceutical Services, LLC ("PETNet"), a limited liability company which develops and operates facilities to distribute pharmaceuticals to provide diagnostic services through an advanced technology known as positron imaging, leased approximately 3,500 square feet of space included within the Company's administrative headquarters located in Norcross, Georgia during 1998. Mr.
McGrevin, the Chairman of the Company, serves as the Chairman and is a substantial investor in PETNet. The lease between the Company and PETNet provides for a rental rate of $15.00 per square foot per year ($52,500 per year) which includes certain basic services such as utilities and maintenance within such rental rate. The lease was terminated by mutual agreement at or about February 1, 1999. Prior to entering into such lease, representatives of the Company evaluated rental rates for comparable office space in order to advise the Company's Board of Directors relative to the fairness of the transaction. With Mr. McGrevin abstaining, the Board of Directors approved and authorized the lease transaction.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1) and (2) - Financial Statements and Schedules

     The following financial statements and schedules are filed as part of this annual report.

         Consolidated Financial Statements and Independent Auditors' Report:

               Independent Auditors' Report

               Consolidated  Balance  Sheets as of  December  31,
               1998   and   1997

               Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

10.3 Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994)

10.4 Form of Fourth Amendment to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1995).

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

10.36 Employment Agreement dated as of April 11, 1997 between Isolyser Company, Inc. and Gene R. McGrevin (incorporated by reference to
          Exhibit 10.36 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1997).

10.37 Employment Agreement effective as of April 1, 1997, between Isolyser Company, Inc. and Dan R. Lee (incorporated by reference to Exhibit
          10.37 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1997).

10.38 Employment Agreement dated as of May 1, 1997 between Isolyser Company, Inc. and Robert L. Taylor (incorporated by reference to Exhibit 10.38 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1997).

10.39 Employment Agreement effective as of March 1, 1998, between Isolyser Company, Inc. and Peter Schmitt (incorporated by reference to Exhibit
          10.39 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1997).

10.40 Asset Purchase Agreement dated August 11, 1998, between White Knight Healthcare, Inc. and Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated August 11, 1998).

10.41 Asset Purchase Agreement dated August 11, 1998, between SafeWaste Corporation and SafeWaste, Inc. (incorporated by reference to Exhibit
          2.2 filed with the Company's Current Report on Form 8-K dated August 11, 1998).

10.42 Arden Plant Agreement dated August 11, 1998, between Isolyser Company, Inc., Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.3 filed with the Company's Current Report on Form 8-K dated August 11,
          1998).

10.43 Barmag Agreement dated August 11, 1998, between Isolyser Company, Inc. and Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.4 filed with the Company's Current Report on Form 8-K dated August 11,
          1998).

10.44 PVA Agreement dated August 11, 1998, between Isolyser Company, Inc. and Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.5 filed with the Company's Current Report on Form 8-K dated August 11,
          1998).

10.45 Abbeville Plant Agreement dated August 11, 1998, between Isolyser Company, Inc., Thantex Specialties, Inc. and Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.6 filed with the Company's Current Report on Form 8-K dated August 11, 1998).

10.46 Employment Agreement dated as of January 1, 1998, between the Company and Terence N. Furness (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.47 Employment Agreement dated as of February 1, 1998, between the Company and Migirdic Nalbantyan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.48* Severance Agreement dated as of October 1, 1998, between the Company and Terence N. Furness.

10.49* Severance Memorandum of Understanding dated August 5, 1998 between the Company and Steve Plante.

10.50* Employment Agreement dated May 27, 1998, between the Company and Lester J. Berry as amended by letter agreement dated December 16, 1998.

11.1*     Statement re: computation of per share earnings

21.1*     Subsidiaries of the Company

23.1*     Consent of Deloitte & Touche LLP

27.1*     Financial Data Schedule

--------------------------------------

* Filed herewith.

      (b)         Reports on Form 8-K: Form 8-K/A, filed October 26, 1998.

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

15. Employment Agreement dated as of April 11, 1997 between Isolyser Company, Inc. and Gene R. McGrevin (incorporated by reference to
          Exhibit 10.36 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1997).

16. Employment Agreement effective as of April 1, 1997, between Isolyser Company, Inc. and Dan R. Lee(incorporated by reference to Exhibit
          10.37 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1997).

17. Employment Agreement dated as of May 1, 1997 between Isolyser Company, Inc. and Robert L. Taylor (incorporated by reference to Exhibit 10.38 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1997).

18. Employment Agreement effective as of March 12, 1998, between Isolyser Company, Inc. and Peter Schmitt(incorporated by reference to Exhibit
          10.39 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1997).

19. Employment Agreement dated as of January 1, 1998, between the Company and Terence N. Furness (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

20. Employment Agreement dated as of February 1, 1998, between the Company and Migirdic Nalbantyan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

21. Severance Agreement dated as of October 1, 1998, between the Company and Terence N. Furness.

22. Severance Memorandum of Understanding dated August 5, 1998 between the Company and Steve Plante.

23. Employment Agreement dated May 27, 1998, between the Company and Lester J. Berry as amended by letter agreement dated December 16, 1998.

815973v6
                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

                                    ISOLYSER COMPANY, INC.


                                    By:  /s/ MIGIRDIC NALBANTYAN
                                         -----------------------
                                         Migirdic Nalbantyan, President
                                         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 31, 1999.


SIGNATURE                  TITLE


/s/ MIGIRDIC NALBANTYAN    President, Chief Executive Officer and Director
Migirdic Nalbantyan        (principal executive officer)

/s/ TRAVIS W. HONEYCUTT    Executive Vice President,
Travis W. Honeycutt        Secretary and Director


/s/ DAN R. LEE             Executive Vice President and Director
Dan R. Lee

/s/ PETER A. SCHMITT       Executive Vice President, Chief Financial Officer
Peter A. Schmitt           and Treasurer (principal financial and accounting
                           officer)

/s/ GENE R. MCGREVIN       Chairman of the Board of Directors
Gene R. McGrevin

/s/ ROSDON HENDRIX         Director
Rosdon Hendrix

/s/ KENNETH F. DAVIS       Director
Kenneth F. Davis

/s/ JOHN E. MCKINLEY       Director
John E. McKinley

/s/ TERENCE N. FURNESS     Director
Terence N. Furness

INDEPENDENT AUDITORS' REPORT


Board of Directors of Isolyser Company, Inc.:

We have audited the consolidated balance sheets of Isolyser Company, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Microtek Medical, Inc. ("Microtek") which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and comprehensive loss and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for business process reengineering costs.

Atlanta, Georgia                                           Deloitte & Touche LLP
March 22, 1999

ISOLYSER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------
ASSETS                               1998          1997        LIABILITIES AND SHAREHOLDERS' EQUITY      1998          1997
CURRENT ASSETS:

  Cash and cash equivalents      $  7,324,976  $  9,298,800    CURRENT LIABILITIES:
  Accounts receivable, net of                                    Accounts payable                     $ 6,246,514  $  10,108,429
   allowance for doubtful                                        Accrued compensation                   2,221,430      2,519,672
   accounts of $1,038,563 and                                    Other accrued liabilities              3,389,214      3,124,204
   $1,643,951, respectively        18,117,970    13,909,271
  Inventories, net                 23,646,914    32,067,351      Current portion of long-term debt      9,394,767      4,609,493
                                                                                                      -----------  -------------
  Prepaid inventories                 337,306
  Net assets held for sale          9,872,825    35,750,491           Total current liabilities        21,251,925     20,361,798
  Prepaid expenses and other
   assets                           1,075,693     1,746,131
                                 ------------  ------------
        Total current assets       60,375,684    92,772,044    LONG-TERM DEBT                          18,365,557     37,545,894

PROPERTY AND EQUIPMENT:                                        DEFERRED RENT                              214,370        309,372
  Land                                244,390       964,390
  Building and leasehold
   improvements                     9,455,246    11,757,796    COMMITMENTS AND CONTINGENCIES (Note 8)
  Equipment                        14,941,168    16,600,424
  Furniture and fixtures            2,709,327     2,503,121    SHAREHOLDERS' EQUITY:
  Construction-in-progress          3,722,019     1,217,335     Participating preferred stock, no
                                 ------------  ------------      par, 500,000 shares authorized,
                                   31,072,150    33,043,066      none issued
  Less accumulated depreciation    15,510,793    13,050,991     Common stock, $.001 par; 100,000,000
                                 ------------  ------------      shares authorized; 39,803,774 and
   Property and equipment, net     15,561,357    19,992,075      39,554,411 shares issued, respectively    39,804         39,554

INTANGIBLE ASSETS:                                              Additional paid-in capital            203,363,722    203,601,184
                                                                Accumulated deficit                  (133,979,888)  (115,743,281)
  Goodwill                         34,893,115    34,581,870     Unearned shares restricted to
  Customer lists                    1,285,898     1,285,898      employee stock ownership plan           (240,000)      (300,000)
  Patent and license agreements     2,463,781     2,444,070     Cumulative translation adjustment         (74,617)      (103,526)
  Noncompete agreements               385,000       385,000                                          ------------- -------------
                                                                                                       69,109,021     87,493,931
  Other                               362,101       355,705     Treasury shares, at cost
                                 ------------  ------------      (46,999 and 174,259 shares,
                                   39,389,895    39,052,543      respectively)                           (433,890)    (1,377,364)
                                                                                                     ------------- -------------
  Less accumulated amortization    10,262,226     8,249,130
                                 ------------  ------------
     Intangible assets, net        29,127,669    30,803,413           Total shareholders' equity       68,675,131     86,116,567

INVESTMENT IN JOINT VENTURE                         110,463

INVESTMENT IN THANTEX               3,604,371

OTHER ASSETS - Net                    848,442       655,636
                                 ------------  ------------                                          ------------   ------------
                                 $109,517,523  $144,333,631                                          $109,517,523   $144,333,631

ISOLYSER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
-----------------------------------------------------------------------------------------------------------------------

                                                                1998                   1997                   1996
NET SALES                                                 $  147,642,941         $  159,939,799         $  164,906,050

COST OF GOODS SOLD                                           109,935,577            142,093,456            128,597,814
                                                          --------------         --------------         --------------

        Gross profit                                          37,707,364             17,846,343             36,308,236

OPERATING EXPENSES:
  Selling general and administration                          40,506,711             43,421,851             41,381,791
  Amortization of intangibles                                  2,052,115              3,847,223              4,289,850
  Research and development                                     3,581,608              2,600,824              2,172,910
  Impairment loss                                              7,444,903             57,310,274
  Restructuring charge                                                                                       4,410,536
  Costs associated with merger                                                                               3,371,546
                                                          --------------         --------------         --------------

        Total operating expenses                              53,585,337            107,180,172             55,626,633
                                                          --------------         --------------         --------------

LOSS FROM OPERATIONS                                         (15,877,973)           (89,333,829)           (19,318,397)

INTEREST INCOME                                                  273,521                555,306              1,708,766

INTEREST EXPENSE                                              (3,507,088)            (3,926,500)            (2,990,147)

INCOME (LOSS) FROM JOINT VENTURE                                  11,160                (44,000)               (34,246)
                                                          --------------         --------------         --------------

LOSS BEFORE INCOME TAX PROVISION (BENEFIT),
   EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                            (19,100,380)           (92,749,023)           (20,634,024)

INCOME TAX PROVISION (BENEFIT)                                   540,227                354,331               (639,120)
                                                          --------------         --------------         --------------

LOSS BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                   (19,640,607)           (93,103,354)           (19,994,904)

EXTRAORDINARY ITEMS - Gain from extinguishment
  of debt, net of tax of $0 in 1998 and loss from
  refinancing of credit facilities, net of tax
  benefit of $332,041 in 1996                                  1,404,000                                      (457,465)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, net of tax of $0                                                          (800,000)
                                                          --------------         --------------         --------------

   NET LOSS                                                  (18,236,607)           (93,903,354)           (20,452,369)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                       28,909               (118,249)                57,067
                                                          --------------         --------------         --------------

COMPREHENSIVE LOSS                                        $  (18,207,698)         $ (94,021,603)         $ (20,395,302)
                                                          ==============          =============          =============

LOSS PER COMMON SHARE - Basic and diluted:
  Loss before extraordinary items and cumulative
   effect of change in accounting principle               $        (0.49)         $       (2.37)         $       (0.52)
  Extraordinary items                                               0.03                                         (0.01)
  Cumulative effect of change in accounting
   principle                                                                              (0.02)
                                                          --------------         --------------         --------------

      NET LOSS                                            $        (0.46)         $       (2.39)         $       (0.53)
                                                          --------------         --------------         --------------
WEIGHTED-AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - Basic and Diluted                     39,655,190             39,272,691             38,762,750
                                                          ==============          =============          =============

See notes to consolidated financial statements.


ISOLYSER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                  COMMON STOCK ISSUED ADDITIONAL   ACCUMULATED    TRANSLATION  ESOP       TREASURY     SHAREHOLDERS'
                                                      PAID-IN
                                  -------------------
                                  SHARES     AMOUNT   CAPITAL      DEFICIT        ADJUSTMENT   SHARES     SHARES       EQUITY
BALANCE - December 31, 1995       38,352,649 $38,353  $199,607,972 $  (1,414,278) $ (42,344)   $(420,000) $(2,471,265) $195,298,438

 Microtek net income for December,
  1995                                                                    26,720                                             26,720
 Exercise of stock options and
  warrants                           989,183     989     3,118,021                                                        3,119,010
 Issuance of 9,985 shares of
  common stock from treasury
  pursuant to  ESPP                                         43,860                                             74,685       118,545
 Vesting of performance stock
  options                                                  500,000                                                          500,000
 Release of 16,500 shares reserved
  for ESOP                                                  76,125                                60,000                    136,125
 Currency translation gain                                                           57,067                                  57,067
 Net loss                                                            (20,452,369)                                       (20,452,369)
                                  ---------- -------  ------------ -------------  ---------    ---------  -----------  ------------
BALANCE - December 31, 1996       39,341,832  39,342  203,345,978    (21,839,927)    14,723     (360,000)  (2,396,580)  178,803,536

 Exercise of stock options and
  warrants                           205,139     205      750,270                                                           750,475
 Issuance of 51,482 shares of
  common stock from treasury
  pursuant to ESPP                                        (79,797)                                            386,115       306,318
 Issuance of 107,484 shares of
  common stock from treasury
  pursuant to 401(k) plan                                (417,182)                                            806,131       388,949
 Release of 16,500 shares
  reserved for ESOP                                       (21,328)                                60,000                     38,672
 Exchange of 6,000 issued and
  outstanding common shares
  for 7,440 new common shares          7,440       7       23,243                                             (23,250)
 Release of 7,681 White Knight
  escrow shares                                                                                              (149,780)     (149,780)
 Currency translation loss                                                         (118,249)                               (118,249)
 Net loss                                                            (93,903,354)                                       (93,903,354)
                                  ---------- -------  ------------ -------------  ---------    ---------  -----------  ------------
BALANCE - December 31, 1997       39,554,411  39,554   203,601,184  (115,743,281)  (103,526)    (300,000)  (1,377,364)   86,116,567

 Issuance of 128,148 shares of
  common stock from treasury
  pursuant to ESPP                                        (706,004)                                           960,790       254,786
 Issuance of 249,363 shares of
  common stock pursuant to
  401(k) plan                        249,363     250       511,079                                                          511,329
 Release of 16,500 shares
  reserved for ESOP                                        (42,537)                               60,000                     17,463
 Release of 888 White Knight
  escrow shares                                                                                               (17,316)      (17,316)
 Currency translation gain                                                           28,909                                  28,909
 Net loss                                                            (18,236,607)
                                  ---------- -------  ------------ -------------  ---------    ---------  -----------  ------------
BALANCE - December 31, 1998       39,803,774 $39,804  $203,363,722 $(133,979,888) $ (74,617)   $(240,000) $  (433,890) $ 68,675,131
                                  ========== =======  ============ =============  =========    =========  ===========  ============

See notes to consolidated financial statements.

ISOLYSER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
------------------------------------------------------------------------------------------------------------------------

                                                                     1998                1997              1996
OPERATING ACTIVITIES:
  Net loss                                                           $(18,236,607)       $(93,903,354)     $(20,452,369)
  Adjustments to reconcile net loss to
    net cash (used in) provided by operating activities:
    Microtek net income for December 1995                                                                        26,720
    Depreciation                                                        3,726,744           7,524,005         6,552,416
    Amortization                                                        2,052,031           3,847,223         4,289,850
    Provision for doubtful accounts                                       290,643             375,442           145,092
    Provision for obsolete and slow moving inventory                       43,216          14,694,250         9,479,426
    Loss on disposal of property and equipment                                                138,403           207,252
    Impairment loss                                                     7,444,903          57,310,274         2,169,934
    (Income) loss from joint venture                                      (11,160)             44,000            34,426
    Extraordinary gain from extinguishment of debt                     (1,404,000)
    Compensation expense related to ESOP                                   17,462              38,672           136,125
    Compensation expense related to vesting of variable options                                                 500,000
    Changes in  assets  and  liabilities,  net of  effects  from purchased  and disposed businesses:
      Accounts receivable                                              (3,520,532)          4,408,808        (4,128,080)
      Inventories                                                       7,574,637           4,314,164       (25,708,431)
      Prepaid inventories                                                 104,113            (404,438)          245,116
      Prepaid expenses and other assets                                   778,432             698,272        (1,305,973)
      Deferred income taxes                                                                                  (1,357,482)
      Other assets                                                       (372,359)           (259,459)         (185,977)
      Accounts payable                                                 (4,658,180)          2,157,788        (5,531,890)
      Accrued compensation                                               (269,247)            278,315          (434,562)
      Other liabilities                                                  (155,564)           (388,098)           (3,528)
      Other accrued liabilities                                           772,004             177,913         1,597,373
                                                                     ------------        ------------      ------------
            Net cash (used in) provided by operating activities        (5,823,464)          1,052,180       (33,724,562)
                                                                     ------------        ------------      ------------
INVESTING ACTIVITIES:
  Purchase of and deposits for property and equipment                  (3,299,172)         (4,013,545)      (19,081,793)
  Purchase of businesses, net of cash acquired                                                               (5,873,503)
  Proceeds from the sale of assets held for sale                       20,415,880             262,500
                                                                     ------------        ------------      ------------
            Net cash provided by (used in) investing activities        17,116,708          (3,751,045)      (24,955,296)
                                                                     ------------        ------------      ------------
FINANCING ACTIVITIES:
  Borrowings under line of credit agreements                           56,629,571          53,068,155        74,943,720
  Repayments under line of credit agreements                          (57,802,024)        (57,240,650)      (52,264,517)
  Increase (decrease) in bank overdraft                                  (146,800)         (2,721,485)        1,429,174
  Proceeds from notes payable                                             109,523           1,338,022        13,844,872
  Repayment of notes payable                                          (12,852,362)         (4,699,355)      (16,461,380)
  Proceeds from issuance of treasury stock                                254,786             695,267           118,545
  Proceeds from exercise of stock options and warrants                                        750,475         3,119,010
  Proceeds from the issuance of common stock                              511,329
                                                                     ------------        ------------      ------------
            Net cash (used in) provided by financing activities       (13,295,977)         (8,809,571)       24,729,424
                                                                     ------------        ------------      ------------
                                                                                                           (Continued)

ISOLYSER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
------------------------------------------------------------------------------------------------------------------------

                                                                     1998                1997              1996
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    28,909            (118,249)           57,067
                                                                     ------------        ------------      ------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                     (1,973,824)        (11,626,685)      (33,893,367)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                     9,298,800          20,925,485        54,818,852
                                                                     ------------        ------------      ------------

  End of year                                                        $  7,324,976        $  9,298,800      $ 20,925,485
                                                                     ============        ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:

    Interest (net of interest capitalized)                           $  3,437,038        $  3,772,635      $  2,797,865
                                                                     ============        ============      ============

    Income taxes                                                     $    344,184        $    217,952      $  1,922,656
                                                                     ============        ============      ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING ACTIVITIES:

    Stock received in exchange for assets disposed                   $  3,604,571        $    243,327      $  1,008,503
                                                                     ============        ============      ============

    Equipment acquired through capital leases                        $    276,990        $    243,327      $  1,008,503
                                                                     ============        ============      ============
                                                                                                           (Concluded)

See notes to consolidated financial statements.

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1998 AND 1997 AND FOR EACH OF THE

THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Isolyser Company, Inc. and subsidiaries (the "Company") develop, manufacture, and market proprietary and other products and services for patient care, occupational safety, and management of potentially infectious and hazardous waste primarily for the domestic health care market which represents one business segment. The Company's products provide an umbrella of protection from potentially infectious and hazardous waste for patients, staff, the public, and the environment by facilitating the safe and cost-effective disposal of such waste at the Point-of-Generation(TM). The Company markets its products to hospitals and other end users through distributors and directly through its own sales force.

     The Company's future performance will depend to a substantial degree upon its ability to successfully market its patented OREX Degradables (TM) products ("OREX") in commercial quantities. The Company's sales of OREX products were $4,721,000, $8,139,000 and $7,097,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Consolidation Policy - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition - Revenues from the sale of the Company's products are recognized at the time of shipment. The Company generally only accepts returns for damaged products. Actual returns have not been significant.

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

     Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight-line method over the estimated useful lives of the related assets. During 1996, the Company capitalized as part of property and equipment $220,000 of interest.

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

     Investment in Joint Venture - Investment in the joint venture is accounted for using the equity method of accounting. The joint venture investment represented a 50% ownership interest in a mobile waste treatment operation which was sold in conjunction with the August 11, 1998, disposition of Safewaste.

     Investment in Thantex - Investment in Thantex represents a 19.5% ownership interest in a company formed to own and operate the Arden and Abbeville manufacturing facilities and is accounted for under the cost method of accounting (Note 3).

     Research and Development Costs - Research and development costs are charged to expense as incurred.

     Cash and Cash Equivalents - Cash equivalents are short-term, highly liquid investments with original maturities of three months or less consisting entirely of U.S. government securities or government backed securities. These investments are classified in accordance with Statement of Financial Accounting Standards ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities, as available for sale securities and are stated at cost which approximates market.

     Income Taxes - Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized (Note 7).

     Foreign Currency Translation - The assets and liabilities of the Company's United Kingdom and Mexican subsidiaries are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates. As the Mexican subsidiaries' operations are an extension of the Company's operations, the U.S. dollar is considered to be the functional currency and any exchange gains or losses are included in net income. The effect of foreign currency transactions was not material to the Company's results of operations for the years ended December 31, 1998, 1997, and 1996.

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

     Earning Per Share - Earnings per share is calculated in accordance with SFAS 128, Earnings Per Share, which was adopted in 1997 and calls for the restatement of all periods presented on a comparative basis. This Statement simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion ("APB") 15, Earnings Per Share, by replacing the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. For 1998, 1997, and 1996, there were no significant differences in weighted average shares outstanding for the basic and diluted EPS computations.

     Newly Issued Accounting Standards - In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income and SFAS 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that a public company reports select information about operating segments. The Company adopted SFAS 130 and SFAS 131 in 1998. Adoption of these new pronouncements had no effect on the Company's results of operations or financial position. In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company is currently evaluating the impact that this standard will have on its results of operations and financial position upon adoption.

     Reclassifications - Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the 1998 classifications.

2.   DISPOSITIONS AND ACQUISITIONS

     DISPOSITIONS

     On February 25, 1998, the Company approved a plan to dispose of its Arden and Charlotte, North Carolina and Abbeville, South Carolina OREX manufacturing facilities and White Knight subsidiary and reflected the net assets of these entities as available-for-sale at December 31, 1997.

     On August 11, 1998, the Company disposed of its Arden and Charlotte, North Carolina OREX manufacturing facilities, 4.5 million pounds of OREX Inventory (Note 8), the industrial division of its White Knight subsidiary and substantially all of the assets of its SafeWaste subsidiary (classified as held for use at December 31, 1997) for proceeds of approximately $13.5 million in cash. On October 14, 1998, the Company disposed of its Abbeville, South Carolina OREX manufacturing facility for proceeds of approximately $8 million, consisting of $7.5 million in cash and a $500,000 8% note payable due October 14, 2003. The net cash proceeds from these dispositions were used to repay amounts borrowed under the Company's Credit Agreement (Note 5). In conjunction with these dispositions, the Company also received a 19.5% ownership interest in Thantex, the company formed to own and operate the Arden and Abbeville facilities (Note 1).

     On December 15, the Company disposed of the Struble and Moffit division of its White Knight subsidiary for proceeds of $1.2 million.

     On February 4, 1999, the Company signed a letter of intent to dispose of its former corporate headquarters located in Norcross, Georgia, for estimated net cash proceeds of $2.0 million which will be used to repay amounts borrowed under the Company's Credit Agreement. The Company anticipates completing this disposition by March 31, 1999, and has reflected this asset as held for sale at December 31, 1998.

     At December 31, 1998 and 1997, net assets held for sale are comprised of the following:

                                                                     1998                            1997
Assets:
  Accounts receivable                                                $ 3,589,000                     $ 8,848,000
  Inventory (LIFO basis)                                               6,156,000                      11,748,000
  Prepaid inventory (LIFO basis)                                         588,000                       1,337,000
  Prepaid expenses and other assets                                       71,000                         186,000
  Property and equipment, net                                          2,000,000                      19,980,000
  Other assets                                                            73,000                         286,000
                                                                     -----------                     -----------

      Total assets                                                    12,477,000                      42,385,000

Liabilities:
  Accounts payable                                                     1,441,000                       2,247,000
  Bank overdraft                                                         361,000                         508,000
  Accrued compensation                                                   261,000                         766,000
  Accrued expenses                                                       525,000                       1,278,000
  Long-term debt                                                          16,000                       1,836,000
                                                                     -----------                     -----------

      Total liabilities                                                2,604,000                       6,635,000
                                                                     -----------                     -----------

        Net assets held for sale                                       9,873,000                      35,750,000
                                                                     ===========                     ===========

     The effect of not depreciating net assets held for sale was $3.1 million and $0 in 1998 and 1997, respectively. The Company anticipates disposing of these net assets during 1999.

     The following represents the results of operations (including impairment charges) of the above noted entities for the years ended December 31, 1998 and 1997, respectively:


                                                                     1998                            1997

Net sales                                                            $ 38,990,000                    $ 49,931,000

Net loss                                                              (16,577,000)                    (86,357,000)

Net loss per share - Basic and Diluted                                      (0.41)                          (2.20)

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

                                                    ISOLYSER         MICROTEK       ELIMINATIONS        COMBINED

Nine months ended September 30, 1996
  Net sales                                         $93,886          $30,516        $(804)              $123,598
  Extraordinary item                                   (292)            (283)                               (575)
  Net income (loss)                                  (6,406)               2                              (6,404)


     Note: All eliminations are related to intercompany sales and purchases.

     In connection with the merger, Microtek changed its fiscal year-end from November 30 to December 31, which conforms to Isolyser's fiscal year-end. Microtek's separate results for fiscal 1996 have been restated to a December 31 year-end.

     On April 28, 1996, the Company acquired substantially all of the assets of Venodyne, a manufacturer and marketer of medical products, for $4,000,000 in cash financed by Microtek's credit facility, a $1,750,000 note payable (Note 5), and additional consideration not to exceed $1,000,000, based on sales of certain of Venodyne's products, through April 1999. Through
     December 31, 1998, $798,000 in additional consideration has been paid. Goodwill arising from this acquisition is being amortized using the straight-line method over 25 years. This acquisition has been accounted for using the purchase method of accounting. The consolidated statements of operations include the operations of this business since its acquisition date.

     The following unaudited pro forma information for 1996 gives effect to this acquisition as if it had occurred on January 1, 1996:

                                                                                                       1996

Net sales                                                                                              $166,492,000

Net loss                                                                                                (20,697,000)

Net loss per share - Basic and Diluted                                                                        (0.53)

     The pro forma consolidated information is not necessarily indicative of the results that would have been reported had such acquisitions occurred on such dates, nor is it indicative of the Company's future operations.

3.   IMPAIRMENT LOSS AND RESTRUCTURING CHARGE

     IMPAIRMENT LOSS

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

     Write-down of property and equipment                            $34,516,000
     Write-down of intangible assets                                  22,794,000
                                                                     -----------
                                                                     $57,310,000
                                                                     ===========

     In conjunction with the 1998 disposition of the Company's White Knight industrial and Struble and Moffit divisions (Note 2), the Company recorded additional impairment and other charges totaling $7.0 million to adjust the carrying values of the net assets to their fair market value based upon actual consideration received. The following charges were recorded:

     Write-down of inventory (1)                                      $  900,000
     Write-down of accounts receivable (2)                               300,000
     Write-down of property and equipment (3)                          5,800,000
                                                                      ----------
                                                                      $7,000,000
                                                                     ===========

     (1)  Included in cost of goods sold

     (2) Included in selling,  general and administrative  expenses

     (3) Included in impairment loss


     In December, 1998, based upon revised estimated consideration to be received from the disposition of the remainder of White Knight and the Company's former corporate office, the Company recorded an additional impairment loss of $1.6 million.

     RESTRUCTURING CHARGES

     During 1996, the Company approved a plan to consolidate and or dispose of its noncore businesses and to consolidate certain of its administrative functions and services (the "Restructuring"). As part of the Restructuring, the Company recorded the following charges:

     Write-down of intangible assets                                  $2,623,000
     Employee severance                                                1,113,000
     Other                                                               675,000
                                                                      ----------
                                                                      $4,411,000
                                                                     ===========

     In conjunction with the Restructuring, the Company recorded an impairment loss of $2,623,000 relating to valuation adjustments on certain intangible assets of the Company's noncore businesses to be sold. As a result of the restructuring, certain long-lived assets of its Safewaste subsidiary, primarily equipment, with a carrying value of $1,642,000 at December 31, 1996 were classified as held for sale. During 1997, the Company determined that this equipment would be held for use and, accordingly, reclassified this equipment into property and equipment in the consolidated balance sheet. In conjunction with the August 11, 1998 disposition of Arden and Abbeville, the Company disposed of this equipment (Note 2).

4.   INVENTORIES

     Inventories are summarized by major classification at December 31, 1998 and 1997 as follows:

                                                       1998          1997

     Raw materials                                     $16,959,000   $24,121,000
     Work-in-process                                     1,747,000     4,456,000
     Finished goods                                     21,864,000    25,901,000
                                                       -----------   -----------
                                                        40,570,000    54,478,000
     Less reserves for slow moving and
       obsolete inventory                               16,923,000    22,411,000
                                                       -----------   -----------

                                                       $23,647,000   $32,067,000
                                                       ===========   ===========


     At December 31, 1998 and 1997, the Company's LIFO inventory is included as a component of net assets held for sale.

     At December 31, 1998 and 1997, net OREX inventory is approximately $4,920,000 and $7,500,000, respectively.

5.   LONG-TERM DEBT

     The Credit Agreement

     In conjunction with the August 30, 1996 Microtek merger, the Company replaced its existing $24,500,000 Isolyser credit agreement and $17,000,000 Microtek credit agreement with a $45,000,000 credit agreement as amended through March 20, 1998 between the Company and a Bank, consisting of a $30,000,000 revolving credit facility through August 31, 1999 and a $15,000,000 term loan facility (the "Credit Agreement"). In conjunction with this replacement, the Company recorded an extraordinary loss of $457,000 in 1996, net of a tax benefit of $332,000 relating to the extinguishment of the former credit agreements

     In conjunction with the dispositions (Note 2) the Company repaid outstanding borrowings under the term loan facility plus interest and terminated such facility and repaid a portion of the revolving credit facility, plus interest. Outstanding borrowings under the term loan facility were $12,388,000 at December 31, 1997.

     The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization ("EBITDA"), and net worth, and places limitations on acquisitions, dispositions, capital expenditures, and additional indebtedness. The Company also is not permitted to pay any dividends. At December 31, 1998, the Company was not in compliance with the EBITDA and net worth covenants and due to the pending sale of the Company's former corporate office (Note 2) will not be in compliance with the disposition covenant. These existing covenant violations were waived by the Bank on March 22, 1999.

     In connection with the waiver of these covenant violations, the Bank and the Company amended the Credit Agreement to extend the maturity date of the revolving credit facility to June 30, 2000 and revise certain covenants including certain of the financial ratios, EBITDA, net worth and capital expenditure. Additionally, the Company is required to reduce the December 31, 1998 outstanding revolving credit facility balance by $8.0 million by September 30, 1999.

     As amended, borrowings under the revolving credit facility are based on the lesser of a percentage of eligible accounts receivable and inventory or $28,000,000 less any outstanding letters of credit issued under the Credit Agreement. Current additional borrowing availability under the facility at December 31, 1998 was $2, 254,000. Revolving credit borrowings bear interest, at the Company's option, at either the Alternate Base Rate, plus an Interest Margin as defined ("Interest Margin") or LIBOR plus an Interest Margin (9.0% at December 31, 1998). Outstanding borrowings under the revolving credit facility were $23,119,000 and $24,274,000 at December 31, 1998 and 1997, respectively.

     The Credit Agreement provides for the issuance of up to $3,000,000 in letters of credit. Outstanding letters of credit at December 31, 1998 were $97,000. The Credit Agreement also provides for a fee of .25% per annum on the unused commitment, an annual collateral monitoring fee of $50,000, and an outstanding letter of credit fee of up to 2% per annum. The Company is also subject to prepayment penalties through August, 1999 equal to 1% of the amount of the aggregate commitment terminated or reduced, as defined. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, property and equipment, and general intangibles, as defined, and are guaranteed by the Company.

     Other Long-Term Debt

     As a result of the Microtek merger, the Company is obligated under certain long-term notes payable, relating primarily to Microtek acquisitions, which aggregated $3,051,000 and $4,051,000 at December 31, 1998 and 1997,
     respectively. These obligations bear interest at rates ranging from 6.09% to 9.5% and mature through November 2000. Two of the acquisition notes payable aggregating $2,760,000 and $3,490,000 at December 31, 1998 and 1997, respectively, are subordinated to the Credit Agreement.

     As a result of the White Knight acquisition, the Company is obligated under certain long-term notes payable and capital leases which aggregated $1,836,000 at December 31, 1997, and were included as a component of net assets held for sale. One of these obligations related to a $1,284,000 7 % note payable to a customer to be settled by trade discounts to be received on purchases of White Knight products through January, 2000 at which time the note payable and any accrued interest terminates. During 1996, this customer was acquired by a competitor of the Company and has subsequently discontinued its purchases of White Knight products. The Company believes that this customer will no longer purchase White Knight products and, accordingly, recorded an extraordinary gain of $1,404,000 in 1998, relating to the extinguishment of this note payable plus accrued interest. Another of these obligations relates to a $415,000 8% note payable due in August, 1999. The remaining $26,000 relates to capital lease obligations due through August 2002, and are included as a component of net assets held for sale at December 31, 1998.

     During 1998 and 1997 the Company acquired certain equipment under capital leases aggregating $277,000 and $243,000 at December 31, 1998 and 1997, respectively.

     At December 31, 1998, aggregate maturities of long-term debt, including $26,000 as a component of net assets held for sale and amounts due under capital leases, are summarized below:

     1999                                                            $ 9,405,000
     2000                                                             18,325,000
     2001                                                                537,000
     2002                                                                520,000
                                                                     -----------
                                                                     $28,787,000
                                                                     ===========

     The carrying value of long-term debt at December 31, 1998 and 1997 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

6.   LEASES

     The Company leases office, manufacturing, and warehouse space, and equipment under operating lease agreements expiring through 2004. Rent expense was $2,849,000, $2,595,000, and $2,549,000 in 1998, 1997, and 1996,
     respectively. At December 31, 1998, minimum future rental payments under these leases are as follows:

     1999                                                             $2,309,000
     2000                                                              1,996,000
     2001                                                              1,840,000
     2002                                                              1,510,000
     2003                                                              1,284,000
     Thereafter                                                          579,000
                                                                      ----------
      Total minimum payments                                          $9,518,000
                                                                     ===========

     The  Company   may,  at  its   option,   extend   certain  of  its  office,
     manufacturing, and warehouse space lease terms through various dates.

7.   INCOME TAXES

     The income tax provision (benefit) is summarized as follows:


                                                                          1998            1997             1996

Current:
  Federal                                                                                                  $   349,000
  State                                                                                   $ 80,001              67,000
  Foreign                                                                 $540,227         274,330             179,000
                                                                          --------        --------         -----------
                                                                           540,277         354,331             595,000
Deferred:
  Federal                                                                                                   (1,039,000)
  State                                                                                                       (195,000)
                                                                                                            (1,234,000)

Income tax benefit related to extraordinary item                                                              (332,000)
                                                                          --------        --------          -----------

      Total income tax provision (benefit)                                $540,227        $354,331         $  (971,000)
                                                                          ========        ========         ===========


     The income tax provision (benefit) allocated to continuing operations using the federal statutory tax rate differs from the actual income tax provision (benefit) as follows:

                                                                             DECEMBER 31,
                                          ------------------------------------------------------------------------------------
                                                       1998               1997                          1996
                                          ----------------------------------------------------------------------------------

Federal statutory rate                    $(6,017,000)        (34)%     $(31,807,000)      (34)%    $(7,016,000)      (34)%
Items not deductible for tax
  purposes, primarily
  goodwill and merger costs                   365,000            2%        8,595,000          9%      2,889,000         14%
Other, net                                    159,000            1%          (12,000)         -%        124,000          1%
Valuation allowance                         6,033,000           34%       23,578,000         25%      3,372,000         16%
                                          -----------       ------      ------------     -------    -----------    =======

                                             $540,000            3%     $    354,000          -%    $(  639,000)      ( 3)%
                                          ===========       ======      ============     =======    ===========    =======

     Deferred income taxes as of December 31, 1998 and 1997 are as follows:


                                                                     1998                          1997

Deferred income tax assets (liabilities):
  Allowance for doubtful accounts                                        361,000                       346,000
  Inventory                                                            8,305,000                    10,367,000
  Accrued expenses                                                       753,000                     1,210,000
  Valuation allowance                                                 (9,419,000)                  (11,923,000)
                                                                     -----------                   -----------

      Net deferred income taxes - current

Operating loss carryforward                                           26,415,000                    15,506,000
Capital loss carryforward                                                230,000                       230,000
Intangible assets                                                        177,000                     1,284,000
Property and equipment                                                 1,632,000                     3,931,000
Credit carryforward                                                      221,000                       152,000
Accrued expenses                                                       3,301,000                     2,893,000
Other                                                                    122,000                       122,000
Valuation allowance                                                  (32,098,000)                  (24,118,000)
                                                                     -----------                   -----------

      Net deferred income taxes - noncurrent                                   0                             0
                                                                     -----------                   -----------

      Net deferred income taxes                                                0                             0
                                                                     ===========                   ===========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Gross deferred income tax assets and liabilities equaled $41,517,000 and $0 respectively, at December 31, 1998 and $36,041,000 and $0, respectively, at December 31, 1997.

     During 1996, the Company increased the valuation allowance with respect to deferred tax assets by $5,244,000 to $5,792,000. During 1997, the Company increased their valuation allowance by $30,249,000 to $36,041,000. During 1998, the Company increased their valuation allowance by $5,476,000 to $41,517,000.

     At December 31, 1998, the Company has net operating loss carryforwards of $77,693,000 which expire at various dates through 2018.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company's financial position or results of operations.

     In conjunction with the August 11, 1998 disposition of the Arden manufacturing facility (Note 2) the Company entered into a product financing arrangement with Thantex whereby the Company agreed to repurchase
     2.6 million pounds of OREX fiber originally sold to Thantex for $0.45 per pound, either as fiber or converted product, for $0.80 per pound ratably over a four year period. Accordingly, the Company continues to record this inventory at historical carrying value and has recorded a liability for the repurchase price in the accompanying financial statements. The difference between the repurchase price and the sale price to Thantex represents deferred interest expense which will be recognized on a straight line basis over a four year period.

9.   SHAREHOLDERS' EQUITY

     Preferred Stock - On April 24, 1994, the Company authorized, for future issuance in one or more series or classes, 10,000,000 shares of no par value preferred stock. On December 19, 1996, the Company allocated 500,000 of the authorized shares to a series of stock designated as Participating Preferred Stock.

     Common Stock and Warrants - In connection with the sale of 1,255,600 shares of common stock at $3 per share in 1991, the Company issued currently exercisable warrants to purchase, in whole or in part, 83,708 of its common shares at $3 per share, subject to adjustment to prevent dilution. In September 1995, warrants to purchase 41,854 shares of common stock were exercised. On March 7, 1996, the remaining warrants were exercised.

     Stock Options - On April 28, 1992, the Company adopted the Stock Option Plan (the "Plan") which, as amended, authorizes the issuance of up to 4,800,000 shares of common stock to certain employees, consultants, and directors of the Company under incentive and/or nonqualified options and/or alternate rights. An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company's common stock from the alternate right grant date to the exercise date. The Plan Committee may grant alternate rights in tandem with an option, but the grantee must exercise either the right or the option. Options and/or rights under the Plan may be granted through April 27, 2002 at prices not less than 100% of the market value at the date of grant. Options and/or rights become exercisable based upon a vesting schedule determined by the Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the Plan Committee. Through December 31, 1998, no alternate rights had been issued.

     The Company has also granted nonqualified stock options to certain employees, nonemployees, consultants, and directors to purchase shares of the Company's common stock outside of the Plan. Options granted expire in various amounts through 2001.

     In April 1995, the Company adopted a Director Stock Option Plan, which authorizes the issuance of up to 30,000 shares of common stock. At December 31, 1998, currently exercisable options for 18,000 shares were outstanding under this plan.

     A summary of option activity during the three years ended December 31, 1998 is as follows:

                                                                WEIGHTED AVERAGE
                                                SHARES            EXERCISE PRICE

Outstanding - December 31, 1995               4,032,999           $   5.60
    Granted                                   1,875,016               7.95
    Exercised                                  (983,165)              3.19
    Canceled                                 (1,111,819)             11.50
                                             ----------           --------

Outstanding - December 31, 1996               3,813,031               5.65
    Granted                                     642,000               4.62
    Exercised                                  (213,705)              3.62
    Canceled                                   (346,022)              6.27
                                             ----------           --------

Outstanding - December 31, 1997               3,895,304               5.54
    Granted                                   2,826,417               2.51
    Exercised
    Canceled                                 (2,841,554)              5.81
                                             ----------           --------

Outstanding - December 31, 1998               3,880,167               3.13
                                             ==========           ========


     On February 25, 1998, the Company permitted option holders to exchange all of their stock options having an exercise price at or above $3.49 for a lesser number of replacement stock options at a new exercise price equal to the then current fair market value of a share of Common Stock. The exchange program was made available to all then current employees except one executive officer. As a result 1,379,732 options at a weighted-average exercise price of $7.13 were exchanged for 1,034,662 options with a weighted-average exercise price of $3.37.

     During 1996, the Company repriced 904,000 options with a weighted-average exercise price of $15.32 to $7.125.

     The  following   table   summarizes   information   pertaining  to  options
     outstanding and exercisable at December 31, 1998:

                                                        WEIGHTED
                                                        AVERAGE          WEIGHTED                          WEIGHTED
                                                       REMAINING          AVERAGE                           AVERAGE
RANGE OF                              NUMBER          CONTRACTUAL        EXERCISE          NUMBER          EXERCISE
EXERCISE PRICES                    OUTSTANDING        LIFE (YEARS)         PRICE        EXERCISABLE          PRICE


 $0.83 - $3.79                       3,371,366             4.7           $  2.51          2,040,489        $   2.68
   4.00 - 4.60                          38,000             8.0              4.01             12,500            4.04
   4.64 - 9.00                         386,801             2.6              6.05            371,629            6.03
 13.13 - 18.00                          84,000             2.0             14.40             57,332           14.38

                                   -----------        --------           -------        -----------        --------
                                     3,880,167             4.4              3.13          2,481,950            3.46

     At December 31, 1998 and 1997, exercisable options were 2,481,950 and 2,969,153, respectively, at weighted average exercise prices of $3.46 and $5.20, respectively.

     The fair value of options granted in 1998, 1997 and 1996 were $1.48, $2.44 and $6.93, respectively, using the Black Sholes option pricing model with the following assumptions:

                                       1998       1997       1996

     Dividend yield            %       0.00       0.00       0.00
     Expected volatility       %       0.48       0.44       0.54
     Risk free interest rate   %       0.05       0.07       0.06
     Forfeiture rate           %       0.16       0.03       0.03
     Expected life, in years           7.08       6.09       4.05


     In April 1995, the Company adopted an Employee Stock Purchase Plan ("ESPP") which authorizes the issuance of up to 300,000 shares of common stock.
     Under the ESPP, eligible employees may contribute up to 10% of their compensation toward the purchase of common stock at each year-end. The employee purchase price is derived from a formula based on fair market value of the Company's common stock. Through December 31, 1997 the Company had issued 189,615 shares under the ESPP. During 1998 the Company granted the remaining 110,385 rights to purchase shares. Such shares were issued in January 1999 and the ESPP was terminated. Pro forma compensation costs associated with the rights granted under the ESPP is estimated based on fair market value. This plan was terminated in December 1998.

     The Company applies APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Effective January 1, 1996, the Company adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's pro forma net loss and basic and diluted net loss per share for 1997, 1996, and 1995 would have been as follows (in thousands, except per share amounts):

                                                          1998                     1997                      1996

     Net loss                                             $ (20,548,436)           $  (94,796,000)           $  (24,577,000)
                                                          ==============           ==============            ==============

     Net loss per share - Basic and Diluted               $       (0.51)           $        (2.41)           $        (0.63)
                                                          =============            ==============            ==============


     At December 31, 1998 and 1997, shares available for future grants are 829,000 and 857,000 under the Company option plans and ESPP.

     Employee Stock Ownership Plan - Effective December 1, 1992, Microtek adopted an Employee Stock Ownership Plan ("ESOP") to which the Company has the option to contribute cash or shares of the Company's common stock. During 1993, the Company contributed 16,500 common shares to the ESOP. On November 29, 1993, the Company reserved an additional 148,500 common shares at $3.64 per share for issuance to the ESOP. As consideration for the 148,500 reserved shares, the ESOP issued a $540,000 purchase loan (the "ESOP Loan") to the Company, payable in equal annual installments of $79,000, including interest at 6% commencing November 29, 1994. 16,500 reserved shares have been released during each of 1998, 1997, and 1996, resulting in compensation expense of $27,616, $39,000, and $136,000, respectively. At December 31, 1998, 66,000 common shares with a market value of $70,125 remain unearned under the ESOP.

     The Company's contributions to the ESOP each plan year will be determined by the Board of Directors provided that for any year in which the ESOP Loan remains outstanding, the contributions by the Company may not be less than the amount needed to provide the ESOP with sufficient cash to pay installments under the ESOP Loan. The Company contributed $79,392 to the ESOP during each of 1998, 1997, and 1996.

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

     If a person acquires 15% ownership, except in an offer approved by the Company under the shareholder rights plan, then each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right's exercise price, common stock or common stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquirer obtains 15% ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right's exercise price, shares of common stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price.

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

11.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In November 1997, the Emerging Issues Task Force ("EITF") issued EITF 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Process that Combines Process Reengineering and Information Technology Transformation, which requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the Company capitalized these costs as system development costs.

     The change, effective in the fourth quarter of 1997, resulted in a cumulative charge of $800,000, net of tax of $0. No restatement of prior year financial statements is required, and the effect of this change on the current year and prior year quarters is not material.

12.SIGNIFICANT CUSTOMERS AND CERTAIN CONCENTRATIONS

     The Company had 22%, 20%, and 17% of the Company's sales to one customer for the years ended December 31, 1998, 1997, and 1996, respectively, and accounts receivable from this customer of $2,472,000, $2,349,000, and $2,688,000 at December 31, 1998, 1997, and 1996, respectively.

     Included in the Company's consolidated balance sheet at December 31, 1998 are the net assets of the Company's manufacturing facilities located in the United Kingdom, Mexico, and the Dominican Republic, which total $6,814,000. Only the manufacturing facility in the United Kingdom sells products to external customers. Sales from the United Kingdom were $4,460,000, $4,471,000, and $5,396,000 in 1998, 1997, and 1996, respectively.

     At December 31, 1998, approximately 13% of the Company's labor force is covered under three collective bargaining agreements, none of which expire within one year.

13.RETIREMENT PLANS

     The Company maintains a 401(k) retirement plan covering employees who meet certain age and length of service requirements, as defined. The Company matches a portion of employee contributions to the plans either in cash or shares of the Company's common stock. Vesting in the Company's matching contributions is based on years of continuous service. The Company contributed $501,000, $510,000, and $140,000, and to the plan during 1998, 1997, and 1996, respectively.

14. UNAUDITED QUARTERLY FINANCIAL INFORMATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Year Ended                                                                   Quarter
                                           -----------------------------------------------------------------------------
DECEMBER 31,                                      FIRST              SECOND              THIRD             FOURTH

1998
  Net sales                                $      41,230             $    38,874         $   36,112        $    32,610
  Gross profit                                    10,642                   8,742 (1)          9,973              8,350

  Loss before extraordinary
    items                                         (1,287)                 (9,260)(2)         (2,056)            (7,037) (3)

  Net loss                                        (1,287)                 (9,260)            (2,056)            (5,633) (4)


  Net loss per common share -
    Basic & Diluted                                (0.03)                  (0.23)             (0.05)             (0.15)

1997
  Net sales                                       40,003                  42,434             41,877             35,626

  Gross profit                                     9,157                   9,472             (4,615) (5)         3,832

  Loss before cumulative effect of
    change in accounting principle                (3,910)                 (3,566)           (17,177)          (68,450) (6)
  Net loss                                        (3,910)                 (3,566)           (17,177)          (69,250) (7)

  Net loss per common share -
    Basic & Diluted                                (0.10)                  (0.09)             (0.44)            (1.76)



1    Includes $900,000 of inventory write-downs.

2    Includes $6.5 million of impairment and other charges (Note 3).

3    Includes $2.1 million of impairment charges (Note 3).

4 Includes an extraordinary gain of $1.4 million net of tax of $0, relating to the extinguishment of debt (Note 5).

5    Includes   $13.0   million  of  excess  and/or   obsolete  OREX   inventory
     write-downs.

6    Includes $57.3 million of impairment charges (Note 3).

7 Includes a cumulative charge of $800,000, net of tax of $0, relating to the implementation of EITF 97-13 (Note 11).


                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------------------------------------------------


                                                         CHARGED TO
                                        BALANCE AT        COSTS AND       CHARGED TO
                                        BEGINNING      (REVERSED FROM)     EXPENSES      DEDUCTIONS       BALANCE AT
             DESCRIPTION                OF PERIOD         EXPENSES         (NOTE 1)       (NOTE 2)       END OF PERIOD

YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful trade accounts
  receivable                            $ 1,175,587    $   145,092        $  381,390     $         -     $  1,702,069
                                        ===========    ===========        ==========     ===========     ============

Reserve for obsolete and slow-moving
  inventories                           $   612,597    $ 9,479,426        $        -     $   (51,180)    $ 10,040,843
                                        ===========    ===========        ==========     ===========     ============
                                                              -
YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful trade accounts
  receivable                            $ 1,702,069    $   375,442        $        -     $  (227,419)    $  1,850,092
                                        ===========    ===========        ==========     ===========     ============

Reserve for obsolete and slow-moving
  inventories                           $10,040,843    $14,694,250        $        -     $ 1,197,778     $ 23,537,315
                                        ===========    ===========        ==========     ===========     ============

YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful trade accounts
  receivable                            $ 1,850,092    $   290,647        $        -     $   322,790     $  1,817,949
                                        ===========    ===========        ==========     ===========     ============

Reserve for obsolete and slow-moving
  inventories                           $23,537,315    $    43,215        $        -     $ 5,593,201     $ 17,987,329
                                        ===========    ===========        ==========     ===========     ============


          Note 1: Represents allowance for doubtful accounts and reserves for slow-moving and obsolete inventories of acquired businesses at date of acquisition.

          Note 2: "Deductions" represent amounts written off during the period less recoveries of amounts previously written off.

          Note 3: Allowance for doubtful accounts include amounts classified as net assets held for sale.