Form 10-K/A
period 1998-12-31
ISOLYSER CO INC /GA/
filed 1999-05-10
CIK 929299

815973v6
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

     Note One: The Form 10-K/A is filed to correct an arithmetic error included in the Company's Form 10-K for the amount of the Company's Long-term debt at December 31, 1998.

     Note Two: The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. The actual results of Isolyser Company, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", particularly "Business - Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1999 and beyond to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Business - Risk Factors" in this Form 10-K.


                                     PART II

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

                                                                     December 31,
                                              1994              1995              1996              1997             1998
                                              ----              ----              ----              ----             ----
                                                     (in thousands)
Balance Sheet Data:
  Working Capital.......................  $  88,527          $ 101,022         $  91,962        $   72,408        $  39,124
  Intangible assets, net.................    17,994             60,004            57,331            30,803           29,128
  Total assets............................. 132,973            253,261           250,935           144,334          109,518
  Long-term debt.........................     6,779             26,413            47,029            37,546           19,376
  Redeemable common stock..........           1,717                  0                 0                 0                0
  Total shareholders' equity............ $  110,662          $ 195,298         $ 178,804        $   86,117        $  68,676

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

10.48* Severance Agreement dated as of October 1, 1998, between the Company and Terence N. Furness.

10.49* Severance Memorandum of Understanding dated August 5, 1998 between the Company and Steve Plante.

10.50* Employment Agreement dated May 27, 1998, between the Company and Lester J. Berry as amended by letter agreement dated December 16, 1998.

11.1*     Statement re: computation of per share earnings

21.1*     Subsidiaries of the Company

23.1*     Consent of Deloitte & Touche LLP

27.1*     Financial Data Schedule

--------------------------------------

* Incorporated by reference to the corresponding exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.

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

21. Severance Agreement dated as of October 1, 1998, between the Company and Terence N. Furness.

22. Severance Memorandum of Understanding dated August 5, 1998 between the Company and Steve Plante.

23. Employment Agreement dated May 27, 1998, between the Company and Lester J. Berry as amended by letter agreement dated December 16, 1998.

815973v6
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 1999.

                                    ISOLYSER COMPANY, INC.


                                    By:  /S/ MIGIRDIC NALBANTYAN
                                         ------------------------------
                                         Migirdic Nalbantyan, President
                                         and Chief Executive Officer

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

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for business process reengineering costs.

Atlanta, Georgia                                           Deloitte & Touche LLP
March 22, 1999

ISOLYSER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------
ASSETS                               1998          1997        LIABILITIES AND SHAREHOLDERS' EQUITY      1998          1997
CURRENT ASSETS:

  Cash and cash equivalents      $  7,324,976  $  9,298,800    CURRENT LIABILITIES:
  Accounts receivable, net of                                    Accounts payable                     $ 6,246,514  $  10,108,429
   allowance for doubtful                                        Accrued compensation                   2,221,430      2,519,672
   accounts of $1,038,563 and                                    Other accrued liabilities              3,389,214      3,124,204
   $1,643,951, respectively        18,117,970    13,909,271
  Inventories, net                 23,646,914    32,067,351      Current portion of long-term debt      9,394,767      4,609,493
                                                                                                      -----------  -------------
  Prepaid inventories                 337,306
  Net assets held for sale          9,872,825    35,750,491           Total current liabilities        21,251,925     20,361,798
  Prepaid expenses and other
   assets                           1,075,693     1,746,131
                                 ------------  ------------
        Total current assets       60,375,684    92,772,044    LONG-TERM DEBT                          19,376,097     37,545,894

PROPERTY AND EQUIPMENT:                                        DEFERRED RENT                              214,370        309,372
  Land                                244,390       964,390
  Building and leasehold
   improvements                     9,455,246    11,757,796    COMMITMENTS AND CONTINGENCIES (Note 8)
  Equipment                        14,941,168    16,600,424
  Furniture and fixtures            2,709,327     2,503,121    SHAREHOLDERS' EQUITY:
  Construction-in-progress          3,722,019     1,217,335     Participating preferred stock, no
                                 ------------  ------------      par, 500,000 shares authorized,
                                   31,072,150    33,043,066      none issued
  Less accumulated depreciation    15,510,793    13,050,991     Common stock, $.001 par; 100,000,000
                                 ------------  ------------      shares authorized; 39,803,774 and
   Property and equipment, net     15,561,357    19,992,075      39,554,411 shares issued, respectively    39,804         39,554

INTANGIBLE ASSETS:                                              Additional paid-in capital            203,363,722    203,601,184
                                                                Accumulated deficit                  (133,979,888)  (115,743,281)
  Goodwill                         34,893,115    34,581,870     Unearned shares restricted to
  Customer lists                    1,285,898     1,285,898      employee stock ownership plan           (240,000)      (300,000)
  Patent and license agreements     2,463,781     2,444,070     Cumulative translation adjustment         (74,617)      (103,526)
  Noncompete agreements               385,000       385,000                                          ------------- -------------
                                                                                                       69,109,021     87,493,931
  Other                               362,101       355,705     Treasury shares, at cost
                                 ------------  ------------      (46,999 and 174,259 shares,
                                   39,389,895    39,052,543      respectively)                           (433,890)    (1,377,364)
                                                                                                     ------------- -------------
  Less accumulated amortization    10,262,226     8,249,130
                                 ------------  ------------
     Intangible assets, net        29,127,669    30,803,413           Total shareholders' equity       68,675,131     86,116,567

INVESTMENT IN JOINT VENTURE                         110,463

INVESTMENT IN THANTEX               3,604,371

OTHER ASSETS - Net                    848,442       655,636
                                 ------------  ------------                                          ------------   ------------
                                 $109,517,523  $144,333,631                                          $109,517,523   $144,333,631

ISOLYSER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
-----------------------------------------------------------------------------------------------------------------------
                                                                1998                   1997                   1996
NET SALES                                                 $  147,642,941         $  159,939,799         $  164,906,050

COST OF GOODS SOLD                                           109,935,577            142,093,456            128,597,814
                                                          --------------         --------------         --------------

        Gross profit                                          37,707,364             17,846,343             36,308,236

OPERATING EXPENSES:
  Selling general and administration                          40,506,711             43,421,851             41,381,791
  Amortization of intangibles                                  2,052,115              3,847,223              4,289,850
  Research and development                                     3,581,608              2,600,824              2,172,910
  Impairment loss                                              7,444,903             57,310,274
  Restructuring charge                                                                                       4,410,536
  Costs associated with merger                                                                               3,371,546
                                                          --------------         --------------         --------------

        Total operating expenses                              53,585,337            107,180,172             55,626,633
                                                          --------------         --------------         --------------

LOSS FROM OPERATIONS                                         (15,877,973)           (89,333,829)           (19,318,397)

INTEREST INCOME                                                  273,521                555,306              1,708,766

INTEREST EXPENSE                                              (3,507,088)            (3,926,500)            (2,990,147)

INCOME (LOSS) FROM JOINT VENTURE                                  11,160                (44,000)               (34,246)
                                                          --------------         --------------         --------------

LOSS BEFORE INCOME TAX PROVISION (BENEFIT),
   EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                            (19,100,380)           (92,749,023)           (20,634,024)

INCOME TAX PROVISION (BENEFIT)                                   540,227                354,331               (639,120)
                                                          --------------         --------------         --------------

LOSS BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                   (19,640,607)           (93,103,354)           (19,994,904)

EXTRAORDINARY ITEMS - Gain from extinguishment
  of debt, net of tax of $0 in 1998 and loss from
  refinancing of credit facilities, net of tax
  benefit of $332,041 in 1996                                  1,404,000                                      (457,465)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, net of tax of $0                                                          (800,000)
                                                          --------------         --------------         --------------

   NET LOSS                                                  (18,236,607)           (93,903,354)           (20,452,369)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                       28,909               (118,249)                57,067
                                                          --------------         --------------         --------------

COMPREHENSIVE LOSS                                        $  (18,207,698)         $ (94,021,603)         $ (20,395,302)
                                                          ==============          =============          =============

LOSS PER COMMON SHARE - Basic and diluted:
  Loss before extraordinary items and cumulative
   effect of change in accounting principle               $        (0.49)         $       (2.37)         $       (0.52)
  Extraordinary items                                               0.03                                         (0.01)
  Cumulative effect of change in accounting
   principle                                                                              (0.02)
                                                          --------------         --------------         --------------

      NET LOSS                                            $        (0.46)         $       (2.39)         $       (0.53)
                                                          --------------         --------------         --------------
WEIGHTED-AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - Basic and Diluted                     39,655,190             39,272,691             38,762,750
                                                          ==============          =============          =============

See notes to consolidated financial statements.


ISOLYSER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                  COMMON STOCK ISSUED ADDITIONAL   ACCUMULATED    TRANSLATION  ESOP       TREASURY     SHAREHOLDERS'
                                                      PAID-IN
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

     At December 31, 1998 and 1997, net assets held for sale are comprised of the following:

                                                                     1998                            1997
Assets:
  Accounts receivable                                                $ 3,589,000                     $ 8,848,000
  Inventory (LIFO basis)                                               6,156,000                      11,748,000
  Prepaid inventory (LIFO basis)                                         588,000                       1,337,000
  Prepaid expenses and other assets                                       71,000                         186,000
  Property and equipment, net                                          2,000,000                      19,980,000
  Other assets                                                            73,000                         286,000
                                                                     -----------                     -----------

      Total assets                                                    12,477,000                      42,385,000

Liabilities:
  Accounts payable                                                     1,441,000                       2,247,000
  Bank overdraft                                                         361,000                         508,000
  Accrued compensation                                                   261,000                         766,000
  Accrued expenses                                                       525,000                       1,278,000
  Long-term debt                                                          16,000                       1,836,000
                                                                     -----------                     -----------

      Total liabilities                                                2,604,000                       6,635,000
                                                                     -----------                     -----------

        Net assets held for sale                                     $ 9,873,000                     $35,750,000
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
                                                                          ========        ========         ===========


     The income tax provision (benefit) allocated to continuing operations using the federal statutory tax rate differs from the actual income tax provision (benefit) as follows:

                                                                             DECEMBER 31,
                                          ------------------------------------------------------------------------------------
                                                       1998               1997                          1996
                                          ----------------------------------------------------------------------------------

Federal statutory rate                    $(6,017,000)        (34)%     $(31,807,000)      (34)%    $(7,016,000)      (34)%
Items not deductible for tax
  purposes, primarily
  goodwill and merger costs                   365,000            2%        8,595,000          9%      2,889,000         14%
Other, net                                    159,000            1%          (12,000)         -%        124,000          1%
Valuation allowance                         6,033,000           34%       23,578,000         25%      3,372,000         16%
                                          -----------       ------      ------------     -------    -----------    =======

                                             $540,000            3%     $    354,000          -%    $(  639,000)      ( 3)%
                                          ===========       ======      ============     =======    ===========    =======

     Deferred income taxes as of December 31, 1998 and 1997 are as follows:


                                                                     1998                          1997

Deferred income tax assets (liabilities):
  Allowance for doubtful accounts                                  $     361,000                  $    346,000
  Inventory                                                            8,305,000                    10,367,000
  Accrued expenses                                                       753,000                     1,210,000
  Valuation allowance                                                 (9,419,000)                  (11,923,000)
                                                                     -----------                   -----------

      Net deferred income taxes - current

Operating loss carryforward                                           26,415,000                    15,506,000
Capital loss carryforward                                                230,000                       230,000
Intangible assets                                                        177,000                     1,284,000
Property and equipment                                                 1,632,000                     3,931,000
Credit carryforward                                                      221,000                       152,000
Accrued expenses                                                       3,301,000                     2,893,000
Other                                                                    122,000                       122,000
Valuation allowance                                                  (32,098,000)                  (24,118,000)
                                                                     -----------                   -----------

      Net deferred income taxes - noncurrent                                   0                             0
                                                                     -----------                   -----------

      Net deferred income taxes                                    $           0                  $          0
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

     The  following   table   summarizes   information   pertaining  to  options
     outstanding and exercisable at December 31, 1998:

                                                        WEIGHTED
                                                        AVERAGE          WEIGHTED                          WEIGHTED
                                                       REMAINING          AVERAGE                           AVERAGE
RANGE OF                              NUMBER          CONTRACTUAL        EXERCISE          NUMBER          EXERCISE
EXERCISE PRICES                    OUTSTANDING        LIFE (YEARS)         PRICE        EXERCISABLE          PRICE


 $0.83 - $3.79                       3,371,366             4.7           $  2.51          2,040,489        $   2.68
   4.00 - 4.60                          38,000             8.0              4.01             12,500            4.04
   4.64 - 9.00                         386,801             2.6              6.05            371,629            6.03
 13.13 - 18.00                          84,000             2.0             14.40             57,332           14.38

                                   -----------        --------           -------        -----------        --------
                                     3,880,167             4.4              3.13          2,481,950            3.46
                                   ===========        ========           =======        ===========        ========

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

10.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

11.  SIGNIFICANT CUSTOMERS AND CERTAIN CONCENTRATIONS

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

13. UNAUDITED QUARTERLY FINANCIAL INFORMATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

6    Includes $57.3 million of impairment charges (Note 3).

7 Includes a cumulative charge of $800,000, net of tax of $0, relating to the implementation of EITF 97-13 (Note 10).


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