Form 10-Q
period 1999-03-31
ISOLYSER CO INC /GA/
filed 1999-05-17
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended           March 31, 1999       Commission File No.  0-24866
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

                          4320 International Boulevard
                                 Technology Park
                             Norcross, Georgia 30093
                    (Address of principal executive offices)

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

Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                               Outstanding at May 14, 1999
-----                                               ---------------------------
Common Stock, $.001 par value                       40,077,412

                                     PART I
                              FINANCIAL INFORMATION
Item 1.  Financial Statements
                             ISOLYSER COMPANY, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                                          March 31, 1999                December 31, 1998
                                                      ------------------------      --------------------------
Assets                                                       unaudited
Current assets:
     Cash and cash equivalents                        $        5,801                $         7,325
     Accounts receivable, net                                 22,105                         18,118
     Inventories, net                                         24,652                         23,647
     Prepaid expenses and other assets                         1,791                          1,413
     Net assets held for sale                                  8,000                          9,873
                                                      -----------------------       -------------------------

             Total current assets                             62,349                         60,376
                                                      -----------------------       -------------------------

Property and equipment                                        31,407                         31,072
     Less accumulated depreciation                           (16,504)                       (15,511)
                                                      -----------------------       -------------------------
Property and equipment, net                                   14,903                         15,561
                                                      -----------------------       -------------------------

Intangibles and other assets, net                             33,315                         33,581
                                                      -----------------------       -------------------------
                                                      $      110,567                $       109,518
                                                      =======================       =========================

Liabilities and Shareholders' Equity
Current liabilities
     Current portion of long-term debt                $        9,596                $         9,395
     Accounts payable                                          7,281                          6,247
     Bank overdraft                                              548                            361
     Accrued expenses                                          5,839                          5,250
                                                      -----------------------       -------------------------
         Total current liabilities                            23,264                         21,253
                                                      -----------------------       -------------------------

Long term debt                                                18,624                         19,376
Deferred rent                                                    191                            214
                                                      -----------------------       -------------------------
     Total liabilities                                        42,079                         40,843
                                                      -----------------------       -------------------------

Shareholders' equity
     Common stock                                                 40                             40
     Additional paid-in capital                              203,492                        203,364
     Accumulated deficit                                    (134,347)                     (133,980)
     Cumulative translation adjustment                           (23)                          (75)
     Unearned  shares  restricted to employee  stock
     ownership plan                                             (240)                         (240)
                                                      -----------------------       -------------------------
                                                              68,922                         69,109
Treasury shares, at cost                                        (434)                         (434)
                                                      -----------------------       -------------------------
     Total shareholders' equity                               68,488                         68,675
                                                      -----------------------       -------------------------
                                                      $      110,567                $       109,518
                                                      =======================       =========================

See accompanying notes

                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                        Three months ended            Three months ended
                                                          March 31, 1999                March 31, 1998
                                                      -----------------------     ---------------------------

    Net sales                                         $      34,769               $        41,230
    Cost of goods sold                                       23,799                        30,588
                                                      ----------------------      ---------------------------
         Gross profit                                        10,970                        10,642

    Operating expenses:
         Selling, general and administrative                  9,651                         9,790
         Research and development                               455                           681
         Amortization of intangibles                            452                           527
                                                      ----------------------      --------------------------
             Total operating expenses                        10,558                        10,998
                                                      ----------------------      --------------------------
    Income (loss) from operations                               412                          (356)
    Interest income                                              51                            92
    Interest expense                                           (625)                         (950)
    Income from joint venture                                     -                             3
                                                      ----------------------      --------------------------
    Loss before income tax provision                           (162)                       (1,211)

    Income tax provision                                        205                            76
                                                      ----------------------      --------------------------

    Net loss                                          $        (367)              $        (1,287)
                                                      ----------------------      --------------------------

    Other comprehensive income (loss)
         Foreign currency translation gain            $          51               $             1
                                                      ----------------------      --------------------------

    Comprehensive loss                                $        (316)              $        (1,286)
                                                      ======================      ==========================

    Net loss per common share - Basic and Diluted     $        (0.01)             $          (0.03)
    Weighted average number of common shares
         outstanding                                          39,836                        39,512
                                                      ======================      ==========================

See accompanying notes.

                             ISOLYSER COMPANY, INC.
                        Condensed Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)
                                                           Three months ended          Three months ended
                                                             March 31, 1999              March 31, 1998
                                                        -------------------------   --------------------------

    Cash flows from operating activities:
         Net loss                                       $         (367)              $       (1,287)

    Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation                                              982                          965
         Amortization                                              441                          527
         Provision for doubtful accounts                            33                           66
         Loss on disposal of property and equipment                 --                           10
         Changes in assets and liabilities                      (1,881)                      (1,956)
                                                        ------------------------    -------------------------
    Net cash used in operating activities                         (792)                      (1,675)
                                                        ------------------------    -------------------------

    Cash flows from investing activities:
         Additions to property and equipment                      (400)                      (1,651)
                                                        ------------------------    -------------------------
    Net cash used in investing activities                         (400)                      (1,651)
                                                        ------------------------    -------------------------

    Cash flows from financing activities:
         Net (repayment) borrowings under credit                  (543)                       3,270
         agreements
         Increase in bank overdraft                                469                          194
         Proceeds from the issuance of common stock                128                          255
         Issuance of common stock pursuant to 401(k)
         Plan                                                       --                          121
                                                        ------------------------    -------------------------
    Net cash provided by financing activities                       54                        3,840
                                                        ------------------------    -------------------------
    Net (decrease) increase in cash and cash
    equivalents                                                 (1,138)                         514
    Cash and cash equivalents at beginning of period             7,325                        9,299
                                                        ------------------------    -------------------------
    Cash and cash equivalents at end of period (1)      $        6,187               $        9,813
                                                        ========================    =========================


Comments
--------
(1) Cash and cash equivalents at March 31, 1999 includes $386,000 of cash classified as net assets held for sale.

See accompanying notes.

                             ISOLYSER COMPANY, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1) In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the period ended December 31, 1998.

2) Inventories are stated at the lower of cost or market and are summarized as follows:


                                                              March 31, 1999                  December 31, 1998
                                                       ------------------------------    ----------------------------
Raw Materials and Supplies                             $          18,227,000             $            16,959,000
Work in Process                                                    1,770,000                           1,747,000
Finished Goods                                                    21,155,000                          21,864,000
                                                       ------------------------------    ----------------------------
         Total                                                    41,152,000                          40,570,000

Reserve for excess, slow moving obsolete inventory               (16,500,000)                        (16,923,000)
                                                       ------------------------------    ----------------------------
         Total                                         $          24,652,000             $            23,647,000
                                                       ==============================    ============================

At March 31, 1999 and December 31, 1998 the net OREX inventory is approximately $4,597,000 and $4,920,000 respectively.

3) The net assets of the White Knight subsidiary at March 31, 1999 and the White Knight subsidiary and the Company's former headquarters at December 31, 1998 are classified as held for sale in the accompanying condensed consolidated financial statements, and are comprised of the following:

                                                               March 31, 1999                  December 31, 1998
                                                       -------------------------------    ----------------------------
Assets:
      Cash                                             $               386,000            $                    -
      Accounts Receivable                                            3,760,000                         3,589,000
      Inventory                                                      5,440,000                         6,744,000
      Prepaid expense and other assets                                  55,000                            71,000
      Property and equipment, net                                            -                         2,000,000
      Other assets                                                      63,000                            73,000
                                                       -------------------------------    ----------------------------
           Total Assets                                              9,704,000                        12,447,000

                                                              March 31, 1999                  December 31, 1998
                                                       -------------------------------    ----------------------------
Liabilities:
      Accounts payable                                 $               946,000            $            1,441,000
      Bank overdraft                                                   282,000                           361,000
      Accrued expenses                                                 463,000                           786,000
      Long-term debt                                                    13,000                            16,000
                                                       -------------------------------    ----------------------------
         Total liabilities                                           1,704,000                         2,604,000
                                                       -------------------------------    ----------------------------

         Net assets held for sale                      $             8,000,000            $            9,873,000
                                                       ===============================    ============================


The Company anticipates disposing of White Knight in 1999.

The following represents the results of operations of the above noted entities for the three months ended March 31, 1999 and 1998:


                                                                   1999                           1998
                                                       ------------------------------    ----------------------------
Net Sales                                                       $6,636,000                       $11,592,000
Net Loss                                                         (401,000)                       (1,850,927)
Net Loss Per Share - Basic and Diluted                            (0.01)                           (0.05)


4) Loss per common share is computed using the weighted average number of common shares outstanding during the respective periods. There is no difference between basic and diluted weighted average and per share amounts for these periods.


Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the three months ended March 31, 1999 (the "1999 Quarter") were $34.8 million compared to $41.2 million for the three months ended March 31, 1998 (the "1998 Quarter"), a decrease of 15.5%. Excluding from the 1998 Quarter net sales of the Company's White Knight Industrial, SafeWaste and Struble & Moffitt businesses which were disposed of during 1998, net sales for the 1999 Quarter decreased 6.0% as compared to the 1998 Quarter. Sales of custom procedure trays and related products declined 21.2% in the 1999 Quarter as compared to the 1998 Quarter. This decline was primarily attributed to relief of backlog in the 1998 Quarter with no comparable backlog in the 1999 quarter, and competition with other procedure tray companies and group purchasing organizations. Sales of Microtek products increased 18.3% during the 1999 Quarter as compared to the 1998 Quarter primarily as a result of increased sales from a short term manufacturing contract arrangement with a customer and new business. Sales of safety products increased 15.7% during the 1999 Quarter as compared to the 1998 Quarter as a result of substantially increased purchases from a distributor. The decline in sales at the Company's White Knight division of 8.6% during the 1999 Quarter was primarily due to the Company's decision to de-emphasize marketing of White Knight products in favor of higher margin products sold by its other subsidiaries. The Company has announced plans to sell White Knight which, if consummated, would significantly reduce the Company's net sales. See "Risk Factors - Risks of Planned Divestitures" in the Company's Annual Report on Form 10-K for the period ended December 31, 1998 (the "Annual Report").

Included  in  the  foregoing  sales  figures  are  $800,000  in  sales  of  OREX
Degradables during the 1999 Quarter as compared to $1.8 million in the 1998 Quarter. Sales of OREX Degradables during the 1999 Quarter and 1998 Quarter did not contribute any gross profits to the Company's operating results. During 1997, the Company substantially reduced its selling and marketing efforts to increase sales of OREX Degradables and instead focused on preserving its existing base of hospitals purchasing OREX Degradables and evaluating means to exploit the market position of OREX Degradables within its various market potentials. During 1998, the Company substantially revised its strategy to commercialize its OREX products. As a result of these efforts, the Company is in the process of introducing new degradable products to the healthcare industry under the mark Enviroguard which uses a hydroentanglement manufacturing process to produce a spunlaced fabric. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products at acceptable profit margins. There can be no assurances that OREX Degradables will achieve or maintain substantial acceptance in their target markets. See "Risk Factors --Limited and Operating History; Net Losses," "-Risks of New Products" and "-Manufacturing and Supply Risks" in the Company's Annual Report.

Gross profit in the 1999 Quarter was $11.0 million or 31.6% of net sales as compared to $10.6 million or 25.8% of net sales in the 1998 Quarter. The improvement in gross profit is attributable to improved gross profit at the Company's Microtek subsidiary as a result of increased sales as well as sales mix, and reduced manufacturing costs associated with the sale of the Company's Arden and Abbeville OREX manufacturing facilities in August 1998 and October 1998, respectively.

Selling, general and administrative expenses were $9.7 million or 27.8% of net sales in the 1999 Quarter as compared to $9.8 million or 23.7% of net sales in the 1998 Quarter. The percentage increase is primarily due to costs associated with the Company's Enviroguard product and increased commissions as a result of more profitable sales mix.

Research and development expenses were $455,000 in the 1999 Quarter or 1.3% of net sales as compared to $681,000 or 1.7% of net sales in the 1998 Quarter. The decline in research and development expense is primarily related to reduced costs associated with the development and registration of the Company's LTS Plus product as well as reduced development cost associated with the introduction of the Company's Enviroguard product line.

Amortization of intangibles was $452,000 in the 1999 Quarter as compared to $527,000 in the 1998 Quarter. The decline in amortization expense was due to the sale of the Company's White Knight Industrial business during 1998.

The resulting income from operations was $412,000 in the 1999 Quarter as compared to a $356,000 loss from operations in the 1998 Quarter.

Interest expense, net of interest income, was $574,000 in the 1999 Quarter as compared to $858,000 in the 1998 Quarter. The decline in interest expense is attributed to reduced interest expense as a result of reduced borrowings during the 1999 Quarter offset by increases in the Company's borrowing interest rate combined with lower interest income as a result of lower cash balances during the 1999 Quarter.

Provision for income taxes reflects an expense of $205,000 for the 1999 Quarter as compared to an expense of $76,000 in the 1998 Quarter.

The resulting net loss was $367,000 for the 1999 Quarter as compared to a net loss of $1.3 million for the 1998 Quarter.


Liquidity and Capital Resources

At March 31, 1999, the Company's cash and equivalents totaled $6.2 million including $386,000 in cash at the Company's White Knight subsidiary classified as assets held for sale, as compared to $7.3 million at December 31, 1998.

During the 1999 Quarter, the Company used $792,000 of cash in operating activities as compared to a use of $1.7 million in the 1998 Quarter. The use of cash in the 1999 Quarter is primarily attributable to increased accounts receivable and inventory as a result of an approximate $2.2 million increase in net sales in the 1999 Quarter as compared to the fourth quarter of 1998, partially offset by lower net losses and increases in accruals and accounts payable. The Company used $400,000 in investing activities during the 1999 Quarter as compared to $1.7 million used during the 1998 Quarter. The decline in cash used in investing activities is due to substantial completion of the Company's investment in information systems at its Microtek and MedSurg subsidiaries. During the 1999 Quarter, the Company provided approximately $54,000 in cash from financing activities compared to $3.8 million in the 1998 Quarter.

As more fully described in the Company's Annual Report, the Company maintains a $28 million credit agreement (as amended to date, the "Credit Agreement") consisting of a revolving credit facility maturing on June 30, 2000. Current additional borrowing availability under the revolving credit facility at March 31, 1999 was approximately $2 million. Outstanding borrowings under the revolving credit facility were approximately $22.7 million at March 31, 1999. The Credit Agreement provides for the issuance of up to $3 million in letters of credit. Outstanding letters of credit were $94,000 at March 31, 1999. In March 1999, the Bank and the Company amended the Credit Agreement to reduce the credit facility, revise certain covenants and extend the term of the facility. The Company is required by the Credit Agreement to reduce its revolving facility borrowings by approximately $7.5 million from balance existing at March 31, 1999 by September 30, 1999. At March 31, 1999, the Company was in compliance with the covenants contained in its Credit Agreement.

On March 31, 1999, the Company disposed of its former corporate headquarters for proceeds of approximately $1.9 million. These proceeds were subsequently used to reduce outstanding borrowings under the Company's Credit Agreement.

Based upon its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company's existing credit facility, funds budgeted to be generated from operations and proceeds from sales of assets will be adequate to meet its liquidity and capital requirements through 1999. Currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuance of common stock in 1999 and subsequent years. There can be no assurances that the Company could obtain any required additional debt financing or successfully consummate an issuance of common stock on terms favorable to the Company, if at all.


Year 2000 Issue

Many companies are affected by the year 2000 issue, which could cause equipment reliant upon computer applications to fail or create erroneous results due to the failure of computer programs to correctly identify the year 2000 after December 31, 1999.

During 1996, as part of a program to install improved information systems on a Company-wide basis, the Company initiated a conversion from existing management information software to programs that are year 2000 compliant. In the fourth quarter of 1997, the Company's MedSurg operations completed substantially all of its conversion to a year 2000 compliant system, with certain minor conversions to be completed in third quarter, 1999. The Company's Microtek operations substantially completed such conversion in September 1998. The Company's corporate operations are scheduled to complete such conversion by June, 1999. If the Company does not sell its remaining White Knight business, the Company has scheduled to complete such conversion for the White Knight business by third quarter, 1999. Costs incurred to date for such conversions approximate $7.9 million of which $2.5 million have been expensed with $5.4 million representing capital expenditures. The Company estimates that costs remaining to be incurred before scheduled completion of such conversion will be approximately $93,000, all of which are expected to be capitalized. The Company has begun, but not completed, a program to evaluate year 2000 compliance of non-information technology assets. The Company has scheduled to complete compliance solutions on such assets by third quarter 1999, and estimates related costs at less than $200,000. Other than such costs, the Company does not believe its efforts to become year 2000 compliant will have a material adverse impact upon the Company. Estimated costs to be incurred and the schedule to become year 2000 compliant are subject to uncertainties and risks (including, for example, failure to timely identify and correct non-compliant systems, encountering unanticipated delays or impediments to conversion and disruptions of ordinary business operations), and the failure of the Company to complete such conversion within budget and on schedule could adversely affect the Company.

The Company is not currently aware of any of its customers, product users, suppliers or other vendors which are non-compliant with year 2000 in a manner which would have an adverse effect upon the Company or its operations; however, the Company has not yet completed its inquiries to third parties concerning their compliance with the year 2000 issue. The Company plans to complete such inquiries in the second and third quarters of 1999. The Company continues to evaluate the potential impact upon the Company of noncompliance with year 2000 issues by third parties with which the Company deals. The Company's customers are primarily healthcare institutions or vendors to such institutions.

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

The statements made under this caption are Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act.


Forward Looking Statements

Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's Annual Report on Form 10-K including, without limitation, those described under "Risk Factors - Limited Operating History; Net Losses", "-Risks of New Products", "-Risks of Planned Divestitures", "-Manufacturing & Supply Risks" and "-Liquidity Risks".


Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company's greatest sensitivity on market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At March 31, 1999, $22.7 million of the Company's long-term and short-term debt bears interest at floating rates. Because these rates are variable, an increase in interest rates would result in additional interest expense and a reduction in interest rates would result in reduced interest expense.

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

Not applicable.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 1999.


                             ISOLYSER COMPANY, INC.


                             By:  /s/ MIGIRDIC NALBANTYAN
                                  -------------------------------
                                  Migirdic Nalbantyan
                                  President & CEO
                                  (principal executive officer)


                             By: /s/ PETER A. SCHMITT
                                 --------------------------------
                                 Peter A. Schmitt
                                 Chief Financial Officer
                                 (principal financial officer)