Form 10-Q
period 1999-06-30
ISOLYSER CO INC /GA/
filed 1999-08-16
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended        June 30, 1999       Commission File No. 0-24866
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

                           4320 International Blvd NW
                             Norcross, Georgia 30093
                    (Address of principal executive offices)

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

Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                             Outstanding at August 12, 1999

Common Stock, $.001 par value                               40,483,328

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ISOLYSER COMPANY, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)

                                ASSETS                                    JUNE 30, 1999       DECEMBER 31, 1998
                                ------
                                                                       --------------------------------------------

Current assets
       Cash and cash equivalents                                       $             4,341    $              7,325
       Accounts receivable, net                                                     14,613                  18,118
       Inventories, net                                                             22,588                  23,647
       Prepaid expenses and other assets                                             1,506                   1,413
       Net assets held for sale                                                     16,149                   9,873
                                                                       --------------------------------------------
            Total current assets                                                    59,197                  60,376
                                                                       --------------------------------------------

Property, plant and equipment                                                       21,319                  31,072
       Less accumulated depreciation                                               (12,457)                (15,511)
                                                                       --------------------------------------------
            Property, plant, and equipment, net                                      8,862                  15,561
                                                                       --------------------------------------------

Intangibles and other assets, net                                                   27,410                  33,581
                                                                       --------------------------------------------
                                                                       $            95,469    $            109,518
                                                                       ============================================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Current installments of long term debt                          $               941    $              9,395
       Accounts payable                                                              3,023                   6,247
       Bank overdraft                                                                  485
                                                                                                               361
       Accrued expenses
                                                                                     3,584                   5,250
                                                                       --------------------------------------------
            Total current liabilities                                                8,033                  21,253
                                                                       --------------------------------------------

Long term debt, excluding current installments                                      17,134                  19,376
Other liabilities                                                                        -                     214
                                                                       --------------------------------------------
            Total liabilities                                                       25,167                  40,843
                                                                       --------------------------------------------

Shareholders' equity
       Common stock                                                                     40                      40
       Additional paid in capital                                                  204,359                 203,364
       Accumulated deficit                                                        (133,363)               (133,980)
       Cumulative translation adjustment                                               (60)                    (75)
       Unearned shares restricted to employee stock ownership plan                    (240)                   (240)
                                                                       --------------------------------------------
                                                                                    70,736                  69,109
       Treasury shares, at cost                                                       (434)                   (434)
                                                                       --------------------------------------------
       Total shareholders' equity
                                                                                    70,302                  68,675
                                                                       --------------------------------------------
                                                                       $            95,469    $            109,518
                                                                       ============================================

See accompanying notes.

                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                   Three months        Three months       Six months         Six months
                                                   ended               ended              ended              ended
                                                   June 30, 1999       June 30, 1998      June 30, 1999      June 30, 1998
                                                   ------------------------------------------------------------------------

Net sales                                          $      32,251       $      38,874      $      67,020      $      80,104
Cost of goods sold                                        19,424              30,132             43,223             60,720
                                                   ------------------------------------------------------------------------
       Gross profit                                       12,827               8,742             23,797             19,384

Operating expenses:
       Selling, general and administrative                 8,481              10,036             18,133             19,827
       Research & development                                588               1,122              1,043              1,803
       Impairment loss                                     1,590               5,300              1,590              5,300
       Amortization of intangibles                           446                 521                897              1,048
                                                   ------------------------------------------------------------------------
            Total operating expenses                      11,105              16,979             21,663             27,978
                                                   ------------------------------------------------------------------------
Income (loss) from operations                              1,722              (8,237)             2,134             (8,594)
Interest income                                               32                  79                 82                171
Interest expense                                            (588)             (1,022)            (1,212)            (1,971)
Income from joint venture                                      -                  10                                    13
                                                   ------------------------------------------------------------------------
Income (loss) before income tax expense                    1,166              (9,170)             1,004            (10,381)

Income tax expense                                           182                  90                387                166
                                                   ------------------------------------------------------------------------

Net income (loss)                                  $         984       $      (9,260)     $         617      $     (10,547)
                                                   ------------------------------------------------------------------------

Other comprehensive income (loss)
         Foreign currency translation (loss)
         gain                                      $         (37)      $           9      $          15      $          10
                                                   ------------------------------------------------------------------------

Comprehensive income (loss)                        $         947       $      (9,251)     $         632      $     (10,537)
                                                   ========================================================================

Net income (loss) per common share:
   Basic                                           $        0.02       $       (0.23)     $        0.02      $       (0.26)
                                                   ========================================================================

   Diluted                                         $        0.02       $       (0.23)     $        0.02      $       (0.26)
                                                   ========================================================================

Weighted average number of common shares
   outstanding:
   Basic                                                  40,126              40,000             40,040             39,824
                                                   ========================================================================

   Diluted                                                41,221              40,000             40,555             39,824
                                                   ========================================================================


See accompanying notes.

                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                            SIX MONTHS ENDED          SIX MONTHS ENDED
                                                                              JUNE 30, 1999            JUNE 30, 1998
                                                                        ---------------------------------------------------

Cash flows from operating activities:
           Net income (loss)                                            $                     617     $            (10,547)

Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities
           Depreciation                                                                     2,013                    1,937
           Amortization                                                                       886                    1,048
           Provision for doubtful accounts                                                    124                       88
           Loss on disposal of property, plant and equipment                                    -                       10
           Impairment loss                                                                  1,590                    5,300
           Changes in assets and liabilities                                               (4,937)                     347
                                                                        ---------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:                                          293                   (1,817)
                                                                        ---------------------------------------------------

Cash flows from investing activities
           Additions to property, plant and equipment                                      (1,037)                  (2,856)
           Proceeds from disposition of net assets held for sale                            8,012                        -
                                                                        ---------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:                                        6,975                   (2,856)
                                                                        ---------------------------------------------------

Cash flows from financing activities:
           Net  (repayments) borrowings under credit agreements                           (11,728)                   2,743
           Changes in bank overdraft                                                          482                       48
           Proceeds from exercised stock options                                              591                        -
           Proceeds from issuance of common stock                                             403                      255
           Issuance of stock to 401(k) Plan                                                     -                      251
                                                                        ---------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:                                      (10,252)                   3,297
                                                                        ---------------------------------------------------
Net decrease in cash and cash equivalents                                                  (2,984)                  (1,376)
Cash and cash equivalents at beginning of period                                            7,325                    9,299
                                                                        ---------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $                   4,341     $              7,923
                                                                        ===================================================

See accompanying notes.

                             ISOLYSER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1) In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K at December 31, 1998.

2) Inventories are stated at the lower of cost or market and are summarized as follows:

At December 31, 1998, the Company's LIFO inventory is included as a component of net assets held for sale.

At June 30, 1999 and December 31, 1998 the net OREX inventory is approximately $7,378,000 and $4,920,000 respectively.

3) The net assets of the Company's MedSurg subsidiary at June 30, 1999 and the Company's White Knight Healthcare subsidiary ("White Knight") and the Company's former headquarters at December 31, 1998 are classified as held for sale in the accompanying condensed consolidated financial statements, and are comprised of the following:

                                              June 30, 1999    December 31, 1998
                                             ---------------   -----------------
Assets:
   Accounts receivable ....................   $ 5,108,000      $ 3,589,000
   Inventory ..............................     5,527,000        6,744,000
   Prepaid expense and other assets .......       227,000           71,000
   Property and equipment, net ............     5,522,000        2,000,000
   Other assets ...........................     5,351,000           73,000
                                               -----------      -----------

               Total assets ...............    21,735,000       12,477,000
                                               -----------      -----------

Liabilities:
   Accounts payable .......................     3,367,000        1,441,000
   Bank overdraft .........................          --            361,000
   Accrued liability ......................     1,806,000          786,000
   Long-term debt .........................       413,000           16,000
                                               -----------      -----------

               Total liabilities ..........     5,586,000        2,604,000
                                              -----------       -----------

               Net assets held for sale ...   $16,149,000      $ 9,873,000
                                              ===========      ===========

On March 31, 1999, the Company disposed of its former headquarters for proceeds of $1.9 million in cash. On May 31, 1999, the Company disposed of the stock of White Knight for proceeds of $8.2 million in cash. These proceeds were used to repay outstanding borrowings under the Company's Credit Agreement.

On July 12, 1999, the Company disposed of its MedSurg subsidiary and entered into an OREX License and Supply Agreement with Allegiance Healthcare, for proceeds of $31.3 million in cash. A portion of these proceeds were used to pay-off the remaining balance of the Company's Credit Agreement.

The following represents the results of operations of the above noted disposed entities for the three and six months ended June 30, 1999 and 1998:


                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                      JUNE 30                   JUNE 30
                                ------------------------------------------------
                                   1999         1998         1999        1998
                                ------------------------------------------------
Net Sales ................... $16,802,000  $24,325,000  $37,315,000  $53,404,000
Net income (loss) ...........     324,000   (8,694,000)   (421,422) (10,671,000)
Net income (loss) per share-basic    0.01        (0.22)      (0.01)       (0.27)
Net income (loss) per share-diluted (0.01)       (0.22)      (0.01)       (0.27)


4) Basic per share earnings (loss) is computed using the weighted average number of common shares outstanding for the period. Diluted per share earnings (loss) is computed including the dilutive effect of all contingently issuable shares. The difference between basic and diluted weighted average shares is attributable only to dilutive stock options.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 1999 (the "1999 Quarter) were $32.3 million compared to $38.9 million for the three months ended June 30, 1998 (the "1998 Quarter"), a decrease of 17.0%. Net sales for the six month period ended June 30, 1999 (the "1999 Period") were $67.0 million compared to $80.1 million for the six month period ended June 30, 1998 (the "1998 Period"), a decrease of 16.4%. Excluding sales of White Knight, the industrial division of White Knight ("White Knight Industrial"), SafeWaste, and Struble and Moffitt (businesses disposed of prior to June 30, 1999), net sales for the 1999 Quarter and Period increased 3.1% and decreased 1.2%, respectively, as compared to the 1998 Quarter and Period. Sales of Microtek products increased 26.4% during the 1999 Quarter as compared to the 1998 Quarter and increased 22.4% in the 1999 Period as compared to the 1998 Period. This increase was primarily a result of increased sales from a short-term manufacturing contract arrangement with a customer and new business. Sales of safety products increased 18.8% during the 1999 Quarter as compared to the 1998 Quarter and increased 17.2% during the 1999 Period as compared to the 1998 Period. This increase was a result of substantially increased purchases by a distributor. Sales of custom procedure trays and related products declined 15.5% during the 1999 Quarter as compared to the 1998 Quarter and declined 18.6% during the 1999 Period as compared to the 1998 Period. This decline was primarily attributed to reduced inventories carried by distributors, increased competition with other procedure tray companies and group purchasing organizations and, for the 1998 Period, relief of previous year backlog with no comparable backlog in the 1999 Period. On July 12, 1999, the Company disposed of the net assets of MedSurg to Allegiance Healthcare Corporation.

Included in the foregoing sales figures are $800,000 in sales of OREX Degradables and Enviroguard products during the 1999 Quarter and $1.6 million during the 1999 Period as compared to $1.3 million and $3.1 million during the corresponding periods of 1998. Sales of OREX Degradables did not contribute any gross profits to the Company's operating results. During 1997, the Company substantially reduced selling and marketing efforts to increase sales of OREX Degradables and focused on preserving its existing base of hospitals purchasing OREX Degradables and evaluating means to exploit the market position of OREX Degradables within its various market potentials. During 1998, the Company substantially revised its strategy to commercialize its OREX products. As a result of these efforts, in April 1999, the Company introduced new degradable products to the healthcare industry under the mark Enviroguard which uses a hydroentanglement manufacturing process to produce a spunlaced fabric. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables and Enviroguard line of products at acceptable profit margins. In connection with the July 12, 1999, sale by the Company of the assets of MedSurg to Allegiance Healthcare, the Company granted to Allegiance Healthcare a worldwide exclusive license to Isolyser's OREX and Enviroguard proprietary technologies to make, use and sell products made from material which can be dissolved and disposed of through a sanitary sewer system for healthcare applications. There can be no assurances that OREX Degradables or Enviroguard products will achieve or maintain substantial acceptance in their target markets. See the risks described under "Risk Factors" in the Company's Annual Report on Form 10-K for the period ending December 31, 1998 (the "1998 Annual Report") including, without limitation, "Risk Factors- Limited Operating History; Net Losses," "-Risks of New Products" and "-Manufacturing and Supply Risks" in the Company's 1998 Annual Report.

Gross profit for the 1999 Quarter was $12.8 million or 39.8% of net sales as compared $8.7 million or 22.5% of net sales in the 1998 Quarter. Gross profit for the 1999 Period was $23.8 million, or 35.5% of net sales, as compared to $19.4 million, or 24.2% of net sales for the 1998 Period. Included as a reduction of cost of sales during the 1999 Quarter and Period was $1.6 million of excess OREX inventory reserve primarily due to anticipated usage under the aforementioned Allegiance supply agreement, which increased gross profit. Included in cost of sales for the 1998 Quarter and Period was approximately $900,000 in inventory reserves recorded in connection with the sale of the industrial division of White Knight, which reduced gross profit. Exclusive of these adjustments, gross profit was 35.0% and 33.2% of net sales for the 1999 Quarter and Period, respectively, as compared to 24.8% and 25.3% of net sales in the 1998 Quarter and Period, respectively. The improvement in gross profit is attributable to improved gross profit at the Company's Microtek subsidiary as a result of increased sales as well as sales mix, and reduced manufacturing costs associated with the sale of the Company's Arden and Abbeville OREX manufacturing facilities in August 1998 and October 1998, respectively.

Selling, general and administrative expenses were $8.5 million or 26.3% of net sales in the 1999 Quarter as compared to $10.0 million or 25.8% of net sales in the 1998 Quarter. Selling, general and administrative expenses were $18.1 million or 27.0% of net sales in the 1999 Period as compared to $19.8 million or 24.8% of net sales in the 1998 Period. Included in selling, general and administrative expenses for the 1998 Quarter and Period were approximately $300,000 in charges related to the disposition of White Knight Industrial. The reduction in selling, general and administrative expense is primarily attributed to implementation of the Company's operating plan which focused on reorganizing marketing and sales efforts to achieve reductions in selling and marketing expenses.

Research and development expenses were $588,000 or 1.8% of net sales in the 1999 Quarter as compared to $1.1 million or 2.9% of net sales in the 1998 Quarter. Research and development expenses were $1.0 million or 1.6% of net sales in the 1999 Period as compared to $1.8 million or 2.3% of net sales in the 1998 Period. The decline in research and development expense is primarily related to reduced costs associated with the development and registration of the Company's LTS Plus product as well as reduced development cost associated with the introduction of the Company's Enviroguard product line.

Effective May 31, 1999, the Company disposed of the stock of White Knight for proceeds of $8.2 million in cash. In conjunction with this disposition, the Company recorded impairment charges of $1.6 million. On August 11, 1998, the Company disposed of its Arden and Charlotte, North Carolina manufacturing facilities, White Knight Industrial and substantially all of the assets of its SafeWaste subsidiary for proceeds of approximately $13.4 million in cash. The Company also contracted to sell its Abbeville, South Carolina OREX manufacturing facility which was subsequently sold in October 1998. In conjunction with these sales, the Company recorded impairment charges of $5.3 million during the 1998 Quarter.

Amortization of intangibles was $446,000 and $897,000 in the 1999 Quarter and Period, respectively, as compared to $521,000 and $1.0 million in the corresponding periods of 1998. The decline in amortization expenses was due to the sale of White Knight Industrial during 1998.

The resulting income from operations was $1.7 million and $2.1 million for the 1999 Quarter and Period, respectively, as compared to a loss from operations of $8.2 million and $8.6 million for the 1998 Quarter and Period, respectively.

Interest expense, net of interest income, was $556,000 and $1.1 million in the 1999 Quarter and Period respectively, as compared to $943,000 and $1.8 million in the corresponding periods of 1998. The decline in interest expense is attributed to reduced borrowings during the 1999 Quarter and Period offset by increases in the Company's borrowing interest rate combined with lower interest income as a result of lower cash balances during the 1999 Quarter and Period.

Provisions for income taxes reflects an expense of $182,000 and $387,000 in the 1999 Quarter and Period, respectively, as compared to $90,000 and $166,000 in the corresponding periods of 1998.

The resulting net income was $984,000 and $617,000 for the 1999 Quarter and 1999 Period, respectively, as compared to a net loss of $9.3 million and $10.5 million in the corresponding periods of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's cash and equivalents totaled $4.3 as compared to $7.3 million at December 31, 1998.

During the 1999 Period, the Company generated $293,000 of cash from operating activities as compared to a use of $1.8 million in the 1998 Period. The generation of cash in the 1999 Period is primarily attributable to improved operating results offset by $1.7 million decline in accrued expenses. The Company generated $7.0 million from investing activities during the 1999 Period consisting primarily of $8.2 million from the disposition of White Knight and the Company's former headquarters. These amounts were offset by approximately $1.0 million in capital expenditures during the 1999 Period as compared to $2.9 million used during the 1998 Period. The decline in cash used in investing activities is due to substantial completion of the Company's investment in information systems at its Microtek and MedSurg subsidiaries. During the 1999 Period, the Company used approximately $10.2 million in cash from financing activities compared to proceeds from financing activities of $3.3 million in the 1998 Period. The Company utilized cash proceeds from dispositions to reduce amounts outstanding under its Credit Agreement.

As more fully described in the Company's 1998 Annual Report, the Company maintains a $25 million credit agreement (as amended to date, the "Credit Agreement") consisting of a revolving credit facility maturing on June 30, 2000. Current additional borrowing availability under the revolving credit facility at June 30, 1999 was approximately $7.0 million. Outstanding borrowings under the revolving credit facility were approximately $13.4 million at June 30, 1999. The Credit Agreement provides for the issuance of up to $3 million in letters of credit. Outstanding letters of credit were $50,000 at June 30, 1999. Through June 1999, the Bank and the Company amended the Credit Agreement to reduce the credit facility, revise certain covenants and extend the term of the facility. At June 30, 1999, the Company was in compliance with the covenants contained in its Credit Agreement.

On March 31, 1999, the Company disposed of its former corporate headquarters for proceeds of approximately $1.9 million in cash. Effective May 31, 1999, the Company disposed of the stock of White Knight for proceeds of $8.2 million in cash. These proceeds were subsequently used to reduce outstanding borrowings under the Company's Credit Agreement. On July 12, 1999, the Company disposed of its MedSurg subsidiary and entered into an OREX License and Supply Agreement with Allegiance Healthcare, for cash proceeds at closing of $31.3 million. A portion of these proceeds were subsequently used to repay the remaining balance of the Company's Credit Agreement.

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

During 1996, as part of a program to install improved information systems on a Company-wide basis, the Company initiated a conversion from existing management information software to programs that are year 2000 compliant. The Company's Microtek operations substantially completed such conversion in September 1998. The Company's corporate operations substantially completed such conversion in July 1999. Costs incurred to date for such conversions approximate $8 million of which $2.5 million have been expensed with $5.5 million representing capital expenditures. The Company estimates that costs remaining to be incurred before scheduled completion of such conversion will be approximately $92,000, all of which are expected to be capitalized. The Company has begun, but not completed, a program to evaluate year 2000 compliance of non-information technology assets. The Company has scheduled to complete compliance solutions on such assets by third quarter 1999, and estimates related costs at less than $200,000. Other than such costs, the Company does not believe its efforts to become year 2000 compliant will have a material adverse impact upon the Company. Estimated costs to be incurred and the schedule to become year 2000 compliant are subject to uncertainties and risks (including, for example, failure to timely identify and correct non-compliant systems, encountering unanticipated delays or impediments to conversion and disruptions of ordinary business operations), and the failure of the Company to complete such conversion within budget and on schedule could adversely affect the Company.

The Company is not currently aware of any of its customers, product users, suppliers or other vendors which are non-compliant with year 2000 in a manner which would have an adverse effect upon the Company or its operations; however, the Company has not yet completed its inquiries to third parties concerning their compliance with the year 2000 issue. The Company plans to complete such inquiries in the third quarter of 1999. The Company continues to evaluate the potential impact upon the Company of noncompliance with year 2000 issues by third parties with which the Company deals. The Company's customers are primarily healthcare institutions or vendors to such institutions.

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

The statements made under this caption are Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act.

FORWARD LOOKING STATEMENTS

Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's 1998 Annual Report including, without limitation, those described under "Risk Factors - Limited Operating History; Net Losses", "-Risks of New Products", "-Risks of Planned Divestitures", and "-Manufacturing & Supply Risks".

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's greatest sensitivity on market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At June 30, 1999, $13.4 million of the Company's long-term and short-term debt bears interest at floating rates. Because these rates are variable, an increase in interest rates would result in additional interest expense and a reduction in interest rates would result in reduced interest expense.

On July 12, 1999, the Company paid off the remaining long-term and short-term debt that bears interest at floating rates.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

During the period covered by this report, the Company filed with the Securities and Exchange Commission (the "Commission") and delivered to its shareholders the Company's Proxy Statement for its Annual Meeting of Shareholders held May 27, 1999 (the "Proxy Statement").

(a) The Company's annual meeting of shareholders was held on May 27, 1999.

(b) The nominees for the Board of Directors of the Company are identified below.

(c) With respect to each matter (as more fully described in the Proxy Statement) voted upon at the meeting, the inspector of election tabulated the following votes:

     i.   Election of Directors

                         NUMBER OF VOTES   NUMBER OF VOTES   ABSTENTION AND
 NOMINEE FOR OFFICE           FOR             WITHHELD       BROKER NONVOTES
 ------------------           ---             --------       ---------------
 Gene R. McGrevin           36,071,226        391,397             -0-
 Migirdic Nalbantyan        36,100,857        361,766             -0-
 Travis W. Honeycutt        36,086,097        376,526             -0-
 Rosdon Hendrix             36,062,031        400,592             -0-
 Dan R. Lee                 36,099,577        363,066             -0-
 Kenneth F. Davis           36,074,437        388,186             -0-
 John E. McKinley           36,077,582        385,041             -0-
 Ronald L. Smorada          36,078,307        384,316             -0-

     ii.  Adoption of 1999 Long-Term Incentive Plan

          FOR          AGAINST     ABSTENTIONS AND BROKER AND NONVOTES
          ---          -------     -----------------------------------

          34,245,913   1,980,219                236,491

     iii. Adoption of 1999 Employee Stock Purchase Plan:

          FOR           AGAINST    ABSTENTIONS AND BROKER AND NONVOTES
          ---           -------    -----------------------------------

          35,233,387   1,074,824                154,412


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

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83474).

(2) Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 29, 1996.

(4) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 20, 1996.


(b) No current reports on Form 8-K were filed during the quarter for which this report is filed; however, the Company filed a current report on Form 8-K on July 13, 1999 and July 27, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1999.

                                        ISOLYSER COMPANY, INC.


                                            By: /s/ Migirdic Nalbantyan
                                                Migirdic Nalbantyan
                                                President & CEO
                          (principal executive officer)


                                            By: /s/ Peter A. Schmitt
                                                Peter A. Schmitt
                             Chief Financial Officer
                          (principal financial officer)