Form 10-Q
period 1999-09-30
ISOLYSER CO INC /GA/
filed 1999-11-15
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    September 30, 1999             Commission File No.  0-24866
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

                           4320 International Blvd NW
                             Norcross, Georgia 30093
                             -----------------------
                    (Address of principal executive offices)

                                 (770) 806-9898
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at November 10, 1999
-----                                           --------------------------------

Common Stock, $.001 par value                                 40,732,191

                                     PART I
                             FINANCIAL INFORMATION

                          Item 1. Financial Statements

                             ISOLYSER COMPANY, INC.
                     Condensed Consolidated Balance Sheets
                                 (in thousands)
                                  (unaudited)


Assets                                                                          September 30, 1999       December 31, 1998
                                                                                ------------------       -----------------

Current assets
         Cash and cash equivalents                                              $    18,554              $       7,325
         Accounts receivable, net                                                    15,417                     18,118
         Inventories                                                                 24,258                     23,647
         Prepaid expenses and other assets                                            4,238                      1,413
         Net assets held for sale                                                         -                      9,873
                                                                                ------------------       -----------------
                 Total current assets                                                62,467                     60,376
                                                                                ------------------       -----------------

Property, plant and equipment                                                        21,839                     31,072
         Less accumulated depreciation                                              (13,082)                   (15,511)
                                                                                ------------------       -----------------
                 Property, plant, and equipment, net                                  8,757                     15,561
                                                                                ------------------       -----------------

Intangibles and other assets, net                                                    27,157                     33,581
                                                                                ------------------       -----------------
                                                                                $    98,381              $     109,518
                                                                                ==================       =================

Liabilities and Shareholders' Equity
Current liabilities
         Current installments of long term debt                                 $       916              $       9,395
         Current portion of deferred licensing revenue                                3,000                          -
         Accounts payable                                                             4,726                      6,247
         Bank overdraft                                                                 759                        361
         Accrued expenses                                                             5,512                      5,250
                                                                                ------------------       -----------------
                 Total current liabilities                                           14,913                     21,253
                                                                                ------------------       -----------------

Long term debt, excluding current installments                                        3,679                     19,376
Long term deferred licensing revenue                                                  6,750                          -
Other                                                                                     -                        214
                                                                                ------------------       -----------------
                 Total liabilities                                                   25,342                     40,843
                                                                                ------------------       -----------------
Shareholders' equity
         Common stock
                                                                                         41                         40
         Additional paid in capital                                                 205,705                    203,364
         Accumulated deficit                                                       (132,053)                  (133,980)
         Cumulative translation adjustment
                                                                                         20                        (75)
         Unearned shares restricted to employee stock ownership plan                   (240)                      (240)
                                                                                ------------------       -----------------
                                                                                     73,473                     69,109
Treasury shares, at cost                                                               (434)                      (434)
                                                                                ------------------       -----------------
         Total shareholders' equity                                                  73,039                     68,675
                                                                                ------------------       -----------------
                                                                                $    98,381              $     109,518
                                                                                ==================       =================

See accompanying notes.

                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                  THREE MONTHS ENDED  THREE MONTHS ENDED   NINE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1999  SEPTEMBER 30, 1998   SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                                  ------------------  ------------------   ------------------  ------------------

Net product sales                                 $ 16,303            $     36,112         $   83,323          $   116,216
Licensing revenue                                      750                      --                750                   --
                                                  ------------------  ------------------   ------------------  ------------------
         Total revenues                             17,053                  36,112             84,073              116,216

Cost of products sold                                9,713                  26,139             52,936               86,859
                                                  ------------------  ------------------   ------------------  ------------------
         Gross profit                                7,340                   9,973             31,137               29,357

Operating expenses:
         Selling, general and administrative         5,171                   9,785             23,304               29,612
         Research & development                        585                     846              1,628                2,649
         Impairment loss                                --                      --              1,590                5,300
         Amortization of intangibles                   311                     501              1,208                1,549
                                                  ------------------  ------------------   ------------------  ------------------
               Total operating expenses              6,067                  11,132             27,730               39,110
                                                  ------------------  ------------------   ------------------  ------------------
Income (loss) from operations                        1,273                  (1,159)             3,407               (9,753)

Interest income                                        171                      64                253                  235
Interest expense                                      (130)                   (896)            (1,342)              (2,865)
Gain on sale of assets                                 124                      --                124                   --
Other income (loss)                                     --                      (2)                                     10
                                                  ------------------  ------------------   ------------------  ------------------
Income (loss) before income tax expense              1,438                  (1,993)             2,442              (12,373)

Income tax expense                                     128                      63                515                  229
                                                  ------------------  ------------------   ------------------  ------------------

Net income (loss)                                 $  1,310            $     (2,056)        $    1,927          $   (12,602)
                                                  ------------------  ------------------   ------------------  ------------------

Other comprehensive income (loss)
         Foreign currency translation gain (loss) $     80            $        (16)        $       83          $        (9)
                                                  ------------------  ------------------   ------------------  ------------------

Comprehensive income (loss)                       $  1,390            $     (2,072)        $    2,022          $   (12,611)
                                                  ==================  ==================   ==================  ==================

Net income (loss) per common share - basic        $   0.03            $      (0.05)        $     0.05          $     (0.32)
                                                  ==================  ==================   ==================  ==================

Net income (loss) per common share - diluted      $   0.03            $      (0.05)        $     0.05          $     (0.32)
                                                  ==================  ==================   ==================  ==================

Basic weighted average number of common
  shares outstanding                                40,499                  39,869             40,190               39,957
                                                  ==================  ==================   ==================  ==================

Diluted weighted average number of common
  shares outstanding                                42,030                  39,869             40,943               39,957
                                                  ==================  ==================   ==================  ==================


See accompanying notes.

                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                                    NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                                    SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                                                    ---------------------------------------

Cash flows from operating activities:
           Net income (loss) ...................................................    $  1,927             $  (12,602)

Adjustments  to  reconcile  net income  (loss) to net cash  provide by (used in)
operating activities:
           Depreciation ........................................................       2,696                  2,928
           Amortization ........................................................       1,197                  1,549
           Provision for doubtful accounts                                               134                    125
           (Gain) loss on disposal of property, plant & equipment...............        (124)                    10
           Impairment loss .....................................................       1,590                  5,300
           Changes in assets and liabilities ...................................       2,091                 (1,195)
                                                                                    ---------            -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ............................       9,511                 (3,885)
                                                                                    ---------            -----------

Cash flows from investing activities:
           Additions to property, plant and equipment ..........................      (1,562)                (3,185)
           Proceeds from sale of assets, net of effects from dispositions.......       25,395                11,450
                                                                                    ---------            -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES ......................................      23,833                  8,265
                                                                                    ---------            -----------
Cash flows from financing activities:
           Net repayments under credit agreements ..............................     (25,213)                (9,053)
           Changes in bank overdraft
                                                                                         756                     (3)
           Proceeds from exercised stock options
                                                                                         590                     --
           Proceeds from issuance of stock .....................................       1,751                    255
           Issuance of stock to 401(k) Plan
                                                                                           1                    378
                                                                                    ---------            -----------
NET CASH USED IN FINANCING ACTIVITIES ..........................................     (22,115)                (8,423)
                                                                                    ---------            -----------
Net increase (decrease) in cash and cash equivalents ...........................      11,229                 (4,043)
Cash and cash equivalents at beginning of period ...............................       7,325                  9,299
                                                                                    ---------            -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................    $ 18,554             $    5,256
                                                                                    =========            ===========

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

2) Inventories are stated at the lower of cost or market and are summarized as follows:

                                                    September 30,   December 31,
                                                        1999           1998
                                                        ----           ----

Raw materials and supplies                          $  14,793,000   $ 16,959,000
Work in process                                         1,393,000      1,747,000
Finished goods                                         20,967,000     21,864,000
                                                      -----------    -----------
         Total                                      $   37,153,000  $ 40,570,000

Reserve for excess, slow moving
     and obsolete inventory                            (12,895,000) (16,923,000)
                                                       -----------   -----------
         Total                                      $   24,258,000  $ 23,647,000
                                                       ===========   ===========

At December 31, 1998, the Company's LIFO inventory is included as a component of net assets held for sale.

At September 30, 1999 and December 31, 1998 the net OREX inventory is approximately $7,959,000 and $4,920,000, respectively.

3) The remaining net assets of the MedSurg subsidiary at September 30, 1999 and the net assets of the White Knight subsidiary and the Company's former headquarters at December 31, 1998 are classified as held for sale in the accompanying condensed consolidated financial statements, and are comprised of the following:

                                             September 30,          December 31,
                                                 1999                   1998
                                                 ----                   ----
Assets:
         Accounts receivable                $     --               $   3,589,000
         Inventory ......................     4,846,000                6,744,000
         Prepaid expense and other assets         --                      71,000
         Property and equipment, net ....         --                   2,000,000
         Other assets ...................         --                      73,000
                                             ----------               ----------
                   Total Assets .........   $ 4,846,000            $   12,477,00
                                             ==========              ===========

Liabilities
         Accounts payable                   $ 3,211,000            $   1,441,000
         Bank overdraft                            --                    361,000
         Accrued liabilities                  1,635,000                  786,000
         Long-term debt                            --                     16,000
                                             ----------               ----------
                   Total Liabilities          4,846,000                2,604,000
                                             ----------               ----------

         Net assets held for sale          $       --               $  9,873,000
                                             ==========               ==========

On March 31, 1999, the Company disposed of its former corporate headquarters for proceeds of approximately $1.9 million. Effective May 31, 1999, the Company disposed of the stock of its White Knight subsidiary ("White Knight") for proceeds of approximately $8.2 million. These proceeds were used to reduce outstanding borrowings under the Company's Credit Agreement.

On July 12, 1999, the Company disposed of substantially all of the assets of its MedSurg subsidiary and entered into an OREX License and Supply Agreement (the "License Agreement") with Allegiance Healthcare for proceeds of approximately $31.3 million. Of the $31.3 million in proceeds from the Allegiance transaction, the Company allocated $20.8 million to the sale of substantially all of the assets of the Company's MedSurg subsidiary and $10.5 million to the License Agreement, which is recorded as deferred revenue on the accompanying condensed consolidated balance sheet. The license fee is being amortized on a straight-line basis over 14 quarterly periods. A portion of these proceeds were used to pay-off the remaining balance of the Company's Credit Agreement. As part of the sale of MedSurg assets, title to certain MedSurg assets and liabilities will transfer to Allegiance upon completion of a short-term contract manufacturing agreement with Allegiance, which is expected to be completed by January 31, 2000. As part of the MedSurg sales agreement, proceeds of $3.1 million were deposited into an escrow account to secure potential indemnification claims by Allegiance. The balance of funds on deposit will be released from escrow on July 12, 2000.

The following represents the results of operations of the above noted disposed entities for the three and nine months ended September 30, 1999 and 1998:

                              Three months ended             Nine months ended
                                   Sept. 30                       Sept. 30
                          -------------------------     ------------------------
                                1999         1998          1999          1998
                                ----         ----          ----          ----
Net sales                    1,536,000   23,306,000     38,851,000   76,709,000
Net loss                       (44,000)  (1,119,000)      (465,126)   1,790,000)
Net loss per share - basic       (0.00)       (0.03)         (0.01)       (0.30)
Net loss per share - diluted     (0.00)       (0.03)         (0.01)       (0.30)


4) Basic per share earnings (loss) is computed using the weighted average number of common shares outstanding for the period. Diluted per share earnings (loss) is computed including the dilutive effect of all contingently issuable shares. The difference between basic and diluted weighted average shares is attributable to 1,531,000 stock options for the three months ended September 30, 1999, and 753,000 stock options for the nine months ended September 30, 1999. There were no dilutive stock options outstanding for the three and nine months ended September 30, 1998.

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 1999 (the "1999 Quarter") were $17.1 million compared to $36.1 million for the three months ended September 30, 1998 (the "1998 Quarter"), a decrease of 52.8%. Net sales for the nine month period ended September 30, 1999 (the "1999 Period") were $84.1 million compared to $116.2 million for the nine month period ended September 30, 1998 (the "1998 Period"), a decrease of 27.7%. Excluding sales of White Knight, the industrial division of White Knight ("White Knight Industrial"), SafeWaste, Struble and Moffitt and MedSurg (businesses disposed of prior to September 30, 1999), net sales for the 1999 Quarter and Period increased 12.2% and 13.3%, respectively, as compared to the 1998 Quarter and Period. Sales of Microtek products increased to $14.2 million during the 1999 Quarter as compared to $12.7 million during the 1998 Quarter, an increase of 17.2%, and increased to $44.1 million in the 1999 Period as compared to $37.3 million in the 1998 Period, an increase of 20.7%. This increase was primarily a result of new business and increased sales from a short-term manufacturing contract arrangement with a customer. Sales of Microtek safety products declined 10.6% during the 1999 Quarter as compared to the 1998 Quarter and increased 6.2% during the 1999 Period as compared to the 1998 Period. The quarter to quarter decline in safety product sales reflects an unusually large purchase order received from a distributor in the 1998 Quarter. The period to period increase in safety product sales was a result of substantially increased purchases from a distributor.

Included in the foregoing sales figures are $523,000 in sales of OREX Degradables and Enviroguard products during the 1999 Quarter and $2.1 million during the 1999 Period as compared to $1.1 million and $4.2 million during the corresponding periods of 1998. During 1997, the Company substantially reduced selling and marketing efforts related to OREX Degradables and focused on preserving its existing base of hospitals purchasing OREX Degradables and evaluating means to exploit the market position of OREX Degradables within its various market potentials. During 1998, the Company substantially revised its strategy to commercialize its OREX products. As a result of these efforts, in April 1999 the Company introduced new degradable products to the healthcare industry under the Enviroguard trademark, which uses a hydroentanglement manufacturing process to produce a spunlaced fabric. The Company's future performance will depend to a substantial degree upon market acceptance of this product and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables and Enviroguard lines of products at acceptable profit margins. In connection with the July 12, 1999 sale by the Company of the assets of MedSurg to Allegiance Healthcare, the Company granted to Allegiance Healthcare a worldwide exclusive license to Isolyser's OREX and Enviroguard proprietary technologies to make, use and sell products made from material which can be dissolved and disposed of through a sanitary sewer system for healthcare applications. Revenues for the 1999 Quarter and Period include $750,000 of licensing revenues attributable to the License Agreement. There can be no assurances that OREX Degradables or Enviroguard products will achieve or maintain substantial acceptance in their target markets. See the risks described under "Risk Factors" in the Company's Annual Report on Form 10-K for the period ending December 31, 1998 (the "1998 Annual Report") including, without limitation, "Risk Factors- Limited Operating History; Net Losses," "-Risks of New Products" and "-Manufacturing and Supply Risks" in the Company's 1998 Annual Report.

Gross profit for the 1999 Quarter was $7.3 million, or 43.0% of net sales as compared to $10.0 million, or 27.6% of net sales in the 1998 Quarter. Gross profit for the 1999 Period was $31.1 million, or 37.0% of net sales as compared to $29.4 million, or 25.3% of net sales for the 1998 Period. Included in cost of sales during the 1999 Period was approximately $1.6 million of excess OREX inventory reserve primarily due to anticipated usage under the License Agreement with Allegiance, which increased gross profit. Included in cost of sales for the 1998 Period was approximately $900,000 in inventory reserves recorded in connection with the sale of the industrial division of White Knight, which reduced gross profit. Exclusive of these adjustments, gross profit was 35.1% of net sales for the 1999 Period as compared to 26.0% of net sales in the 1998 Period. The improvement in gross profit is attributable to improved gross profit at the Company's Microtek subsidiary, licensing revenues from the Allegiance License Agreement, reduced costs associated with the sale of the Company's Arden and Abbeville manufacturing facilities in August 1998 and October 1998, respectively, and improvements in sales mix associated with the cessation of sales of lower margin products due to divestiture transactions. Microtek's gross profit improved 15.1% in the 1999 Quarter as compared to the 1998 Quarter and improved 21.7% for the 1999 Period as compared to the 1998 Period. Improved gross profit at Microtek results from increased sales and improved cost efficiencies as a result of consolidating two offshore manufacturing facilities.

Selling, general and administrative expenses were $5.2 million, or 30.3% of net sales in the 1999 Quarter as compared to $9.8 million, or 27.1% of net sales in the 1998 Quarter. Selling, general and administrative expenses were $23.3 million, or 27.7% of net sales in the 1999 Period as compared to $29.6 million, or 25.5% of net sales in the 1998 Period. Included in selling, general and administrative expenses for the 1998 Period were approximately $300,000 in charges related to the sale of White Knight Industrial. The reduction in selling, general and administrative expenses was due primarily to the sale by the Company of White Knight and certain assets of the Company's MedSurg subsidiary. The increase in selling, general and administrative costs as a percentage of sales was due to sales mix. The Company's White Knight and MedSurg subsidiaries traditionally had lower sales costs as a percentage of sales. Although Microtek's selling cost to sales ratio is higher than White Knight and MedSurg, Microtek's gross margins are significantly higher. During the 1999 Quarter and Period, Microtek reduced its selling, general and administrative cost as a percentage of sales by 1.7% as compared to the 1998 Quarter and Period.

Research and development expenses were $585,000 or 3.4% of net sales in the 1999 Quarter as compared to $846,000, or 2.3% of net sales in the 1998 Quarter. Research and development expenses were $1.6 million, or 1.9% of net sales in the 1999 Period as compared to $2.6 million, or 2.3% of net sales in the 1998 Period. The decline in research and development expense is primarily related to reduced costs associated with the development and registration of the Company's LTS Plus product as well as reduced development cost associated with the introduction of the Company's Enviroguard product line.

On July 12, 1999, the Company completed the sale of substantially all of the assets of its MedSurg subsidiary for approximately $20.8 million. Concurrently with the sale of MedSurg, the Company and Allegiance Healthcare entered into the License Agreement described above. Effective May 31, 1999, the Company disposed of the stock of its White Knight Healthcare subsidiary for approximately $8.2 million in cash. In conjunction with this disposition, the Company recorded impairment charges of approximately $1.6 million in the 1999 Period. On August 11, 1998, the Company disposed of its Arden and Charlotte, North Carolina manufacturing facilities, White Knight Industrial and substantially all of the assets of its SafeWaste subsidiary for proceeds of approximately $13.4 million in cash. The Company also contracted to sell its Abbeville, South Carolina OREX manufacturing facility, which was subsequently sold in October 1998. In conjunction with these sales, the Company recorded impairment charges of $5.3 million during the 1998 Period.

Amortization of intangibles was $311,000 and $1.2 million in the 1999 Quarter and Period, respectively, as compared to $501,000 and $1.5 million in the corresponding periods of 1998. The decline in amortization expenses was primarily due to the sale of White Knight Industrial during 1998 and disposition of certain assets of the Company's MedSurg subsidiary.

The resulting income from operations was $1.3 million and $3.4 million for the 1999 Quarter and 1999 Period, respectively, as compared to losses from operations of $1.2 million and $9.8 million for the 1998 Quarter and Period, respectively.

Interest income, net of interest expense, was $41,000 in the 1999 Quarter as compared to a net expense of $832,000 in the 1998 Quarter. For the 1999 Period and the 1998 Period, interest expense, net of interest income, was $1.1 million and $2.6 million, respectively. The decline in interest expense is attributed to reduced borrowings during the 1999 Quarter and Period as a result of the disposition of the aforementioned assets during 1998 and 1999, offset by increases in the Company's borrowing interest rate.

During the 1999 Quarter and Period, the Company recorded a gain on the sale of certain assets of its MedSurg subsidiary in the amount of $124,000.

Provision for income taxes reflects expenses of $128,000 and $515,000 in the 1999 Quarter and Period, respectively, as compared to $63,000 and $229,000 in the corresponding periods of 1998.

The resulting net income was $1.3 million and $1.9 million for the 1999 Quarter and 1999 Period, respectively, as compared to net losses of $2.1 million and $12.6 million in the 1998 Quarter and Period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company's cash and equivalents totaled $18.6 as compared to $7.3 million at December 31, 1998.

During the 1999 Period, the Company generated $9.5 million of cash from operating activities as compared to a use of $3.9 million in the 1998 Period. The Company generated approximately $23.8 million from investing activities during the 1999 Period consisting of approximately $25.4 million from the disposition of White Knight Healthcare, the Company's former headquarters and substantially all of the assets of the MedSurg subsidiary. Offsetting these proceeds were approximately $1.6 million in capital expenditures during the 1999 Period. The majority of these capital expenditures were incurred by Microtek for computer software and bar coding. The Company generated $8.3 million from investing activities during the 1998 Period, consisting of approximately $11.5 million from the disposition of the Company's Arden and Charlotte, North Carolina OREX manufacturing facilities, the industrial division of its White Knight subsidiary and substantially all of the assets of its SafeWaste subsidiary. Offsetting these amounts were approximately $3.2 million in capital expenditures during the 1998 Period. During the 1999 Period, the Company used approximately $22.1 million in cash from financing activities compared to $8.4 million in the 1998 Period. The Company utilized cash proceeds from dispositions to reduce amounts outstanding under its Credit Agreement.

As more fully described in the Company's 1998 Annual Report, the Company maintains a $25.0 million credit agreement (as amended to date, the "Credit Agreement") consisting of a revolving credit facility maturing on June 30, 2000. Borrowing availability under the revolving credit facility at September 30, 1999 was approximately $12.9 million. The Company had no outstanding borrowings under the revolving credit facility at September 30, 1999. The Credit Agreement provides for the issuance of up to $3.0 million in letters of credit. Outstanding letters of credit were $50,000 at September 30, 1999. At September 30, 1999, the Company was in compliance with the covenants contained in its Credit Agreement.

On March 31, 1999, the Company disposed of its former corporate headquarters for proceeds of approximately $1.9 million. Effective May 31, 1999, the Company disposed of the stock of its White Knight Healthcare subsidiary for proceeds of approximately $8.2 million. On July 12, 1999, the Company disposed of substantially all of the assets of its MedSurg subsidiary and entered into the License Agreement with Allegiance Healthcare for cash proceeds of approximately $31.3 million. A portion of these proceeds were subsequently used to pay-off the remaining balance of the Company's Credit Agreement.

Based upon its current business plan, the Company expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. Currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuance of common stock in 1999 and subsequent years. There can be no assurances that the Company could obtain any required additional debt financing or successfully consummate an issuance of common stock on terms favorable to the Company, if at all.

YEAR 2000 ISSUE

Many companies are affected by the year 2000 issue, which could cause equipment reliant upon computer applications to fail or create erroneous results due to the failure of computer programs to correctly identify the year 2000 after December 31, 1999.

During 1996, as part of a program to install improved information systems on a Company-wide basis, the Company initiated a conversion from existing management information software to programs that are year 2000 compliant. The Company's Microtek operations substantially completed its conversion to a year 2000 compliant system in September 1998. The Company's corporate operations substantially completed such conversion in July 1999. Costs incurred to date for such conversions approximate $8.0 million, of which $2.5 million have been expensed with $5.5 million representing capital expenditures. The Company does not expect to incur any additional costs in connection with completion of its conversion to year 2000 compliant systems. The Company has begun, but not completed, a program to evaluate year 2000 compliance of non-information technology assets. The Company has scheduled to complete compliance solutions on such assets in the fourth quarter of 1999, and estimates related costs at less than $200,000. Other than such costs, the Company does not believe its efforts to become year 2000 compliant will have a material adverse impact upon the Company. Estimated costs to be incurred and the schedule for completion are subject to uncertainties and risks (including, for example, failure to timely identify and correct non-compliant systems, encountering unanticipated delays or impediments to conversion and disruptions of ordinary business operations), and the failure of the Company to identify and complete such conversions within budget and on schedule could adversely affect the Company.

The Company is not currently aware of any of its customers, product users, suppliers or other vendors which are not compliant with year 2000 in a manner which would have an adverse effect upon the Company or its operations; however, the Company has not yet completed its inquiries to third parties concerning their compliance with the year 2000 issue. The Company plans to complete such inquiries in the fourth quarter of 1999. The Company continues to evaluate the potential impact upon the Company of noncompliance with year 2000 issues by third parties with which the Company deals. Third party noncompliance with year 2000 issues could have a material adverse effect on the Company. The Company's customers are primarily healthcare institutions or vendors to such institutions.

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

The statements made under this caption are the Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act.

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


ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At September 30, 1999, the Company has no long-term or short-term debt that bears interest at floating rates. However, should the Company incur borrowings under its Credit Agreement, such borrowings would bear interest at variable rates. Because these rates are variable, an increase in interest rates would result in additional interest expense and a reduction in interest rates would result in reduced interest expense.

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

3.3(1)            Amended and Restated Bylaws of Isolyser Company, Inc.

3.4(3)            First Amendment to Amended and Restated Bylaws of Isolyser
                  Company, Inc.

3.5(4)            Second Amendment to Amended and Restated Bylaws of Isolyser
                  Company, Inc.

4.1(1)            Specimen Certificate of Common Stock

10.1*             Agreement dated August 25, 1999, between the Company and
                  Travis W. Honeycutt

27.1*             Financial Data Schedule

------------------

*  Filed herewith.


(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83474).

(2) Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 29, 1996.

(4) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 20, 1996.



(b) The Company filed current reports on Form 8-K on July 13, 1999 and July 27, 1999, and amended such reports on September 13, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 1999.


                                            ISOLYSER COMPANY, INC.



                                            By: /s/ Migirdic Nalbantyan
                                            ---------------------------
                                                Migirdic Nalbantyan
                                                President & CEO
                                                (principal executive officer)


                                            By: /s/ Peter A. Schmitt
                                            ----------------------------
                                                Peter A. Schmitt
                                                Chief Financial Officer
                                                (principal financial officer)

                                 EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

10.1             Agreement dated August 25, 1999, between the Company and
                 Travis W. Honeycutt

27.1             Financial Data Schedule