Form 10-K
period 1999-12-31
ISOLYSER CO INC /GA/
filed 2000-03-30
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1999     Commission File Number:  0-24866
                          -----------------                              -------

                             ISOLYSER COMPANY, INC.
                             ----------------------
             (Exact Name of registrant as specified in its charter)


           GEORGIA                                       58-1746149
           -------                                       ----------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


4320 INTERNATIONAL BOULEVARD
NORCROSS, GEORGIA                                          30093
-----------------                                          -----
(Address of principal executive offices)                 (Zip Code)


                                 (770) 806-9898
                                 --------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     common stock, $.001 par value per share
                              stock purchase rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by nonaffiliates of the registrant based on the sale trade price of the common stock as reported on The Nasdaq Stock Market on March 17, 2000, was approximately $220 million. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

At March 17, 2000, there were outstanding 41,297,234 shares of the registrant's common stock, $.001 par value per share.

Documents incorporated by reference: Certain exhibits provided in Part IV are incorporated by reference from the Company's Registration Statements on Form S-1 (File Nos. 33-83474 and 33-97086), Registration Statement on Form S-4 (File No. 333-7977), Registration Statement on Form S-8 (File Nos. 33-85668), annual reports on Form 10-K for the periods ended December 31, 1994, December 31, 1995, December 31, 1996, December 31, 1997, and December 31, 1998, quarterly reports on Form 10-Q for the period ended March 31, 1998, and September 30, 1999,
Schedule 14A filed on April 14, 1999, and current reports on Form 8-K dated May 31, 1995, September 18, 1995, June 4, 1996, August 30, 1996, December 19, 1996,
August 11, 1998, June 29, 1999 and July 12, 1999.

     Note: The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. The actual results of Isolyser Company, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", particularly "Business - Risk Factors", and "Management's Discussion and Analysis of
Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 2000 and beyond to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Business - Risk Factors" in this Form 10-K.

                                     PART I.

ITEM 1.  BUSINESS

General
-------

     Isolyser Company, Inc. ("Isolyser" or the "Company") believes that it is the first company to offer high performance contamination control materials and products coupled with engineered systems for the treatment and disposal of those materials and products. Isolyser engineers these materials to achieve superior product performance and savings in disposal costs through the environmentally sensitive treatment of contaminated waste materials to minimize the amount of waste and costs to dispose of regulated waste. The Company focuses upon markets requiring high performance materials subject to regulatory requirements such as hospital operating rooms, the nuclear industry, metal painting operations in the automotive and aerospace industries, and clean room and pharmaceutical product manufacturing. Isolyser takes a life cycle approach to engineering its materials and treatment and disposal systems for those materials including material performance requirements, waste management analysis, regulatory compliance and life cycle cost management.

     The Company's healthcare products provide patient care and safety benefits, including protection from cross-infection, by providing Point-of-Generation(TM) treatment of potentially infectious and hazardous waste. The Company believes that its products benefit the environment by reducing the volume of solid waste while significantly reducing the disposal costs of such waste. In this way, Isolyser offers protection from potentially infectious and hazardous waste for patients, staff, the public and the environment. Similar to the healthcare industry, some industrial markets, such as metal painting operations in the automotive and aerospace industries and the nuclear industry, operate heavily regulated "controlled environments". Any product or service that is supplied to these markets must satisfy detailed materials and product performance specifications, as well as comply with regulations for the disposal of hazardous waste. In these and many other demanding industrial markets, Isolyser's technology of materials, products and engineered treatment and disposal systems offers a unique combination of product features and end-user benefits including life cycle cost management and ecological advantages.

     The Company currently has two operating units: OREX Technologies International ("OTI"), a division of Isolyser, and Microtek Medical, Inc. ("Microtek"), an Isolyser subsidiary. Isolyser has also formed a Corporate Development Group to evaluate investment opportunities which might enhance development and commercialization of Isolyser's technology.

Business Strategy

     The Company's goal is to become a leading developer and provider of high performance materials and integrated technology systems for the treatment and disposal of those materials in markets subject to environmental or regulatory control. The Company intends to improve its operating results through the commercialization of its OREX(R) Degradable products, increased focus upon the infection control business of Microtek, and continued new product development.

     Commercializing OREX Degradables. The Company seeks to commercialize its OREX Degradable products by improving the product to better satisfy customer needs and provide added value within a range of markets. The Company seeks to achieve these goals through offering materials with superior product performance and contamination control characteristics, while reducing material costs on a life cycle basis from materials purchasing through disposal, and accomplishing the foregoing in an ecologically beneficial way. To expand its resources, the Company from time to time seeks to enter into strategic alliances with third parties to more rapidly commercialize OREX Degradables. There can be no assurance that OREX Degradables will achieve or maintain substantial acceptance in their target markets. See "Risk Factors - History of Net Losses" and "-Marketing Risks Affecting OREX Products".

     Increased Focus on Infection Control Businesses. The Company seeks to increase sales and earnings from its infection control business by enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic and Mexico.

     Continuing New Product Development. The Company plans to continue to improve, develop and introduce new and innovative products to the marketplace designed to promote cost-effective achievement of occupational safety, environmental protection and regulatory compliance objectives through continued research and development. In addition, the Company will continue to substantiate the safety and effectiveness of its products with testing and seek regulatory approval for use of its products where applicable. See "Risk Factors - Marketing Risks Affecting OREX Products" and "- Regulatory Risks".

Products and Markets
--------------------

     A recent history of degradable products

     Throughout the 1980's and early 1990's a plethora of companies launched materials and products with environmentally sensitive features and benefits throughout North America, Europe and Japan. These products typically made claims concerning their biodegradability under appropriate conditions.

     In most cases, these products were unsuccessful for some or all of the following reasons. First, the materials and their end-use products were significantly more expensive than their conventional competitors. Second, some of these materials encountered manufacturing processing difficulties. Third, products manufactured using these materials offered no end-use performance advantages, and finally, the products lacked the biodegradable product segregation and disposal infrastructure that would enable the end user to dispose of them cost effectively, in an environmentally responsible manner. These products offered few, if any, performance advantages, and were almost invariably consigned to a conventional landfill, where they had no opportunity to biodegrade. Few of these products are commercially available today.

     Isolyser seeks to avoid these obstacles to successful degradable products in several ways. First, Isolyser seeks wherever possible to offer materials and end-use products at or close to cost parity with conventional competitors, unless the value proposition of the material or product creates a significantly greater value for the end user. Second, OREX Degradables materials have been specifically engineered to process to degrade materials in a simple way. Third, Orex Degradables technology has demonstrated significant potential to create added value for the end user through improved product performance in use, when compared with conventional competitive material. Fourth, Isolyser specifically targets markets with waste streams that experience high disposal costs to apply the OREX technology. Through use of this strategy, the Company seeks to achieve for its customary significant life cycle cost savings in the handling, treatment and disposal of infectious or contaminated waste. In these applications, the unique hot water dissolution of the OREX technology permits the cost-effective treatment of a wide range of contaminants. Fifth, Isolyser adopts an integrated systems approach to the supply of its environmentally beneficial technology into these market sectors. The Company provides products and services including: materials, products, together with engineered treatment and disposal systems for the handling and disposal of contaminated waste. Isolyser takes a life cycle approach to engineering its materials and treatment and disposal systems for those materials including material performance requirements, waste management analysis, regulatory compliance and life cycle cost management. Finally, OREX Degradables ultimately rely upon the wastewater system infrastructure and its associated publicly owned treatment works for the biodegradation of OREX products. This infrastructure enables the end-user to fulfill the promise of materials and products with degradable properties.

     OREX Degradables and Enviroguard

     OREX Degradables and Enviroguard(TM) are a combination of materials and products that provide protection to people and the environment while providing cost effective solutions to the problems associated with solid waste reduction and disposal. OREX Degradables are manufactured from two generations of hot water dispersible materials which can be configured into an array of materials and products. The materials include woven and nonwoven fabrics; resin; film and hard plastics and profile extruded materials. Woven fabrics converted into healthcare products include operating room towels, absorbent gauze and laparotomy sponges. Nonwoven fabrics converted into healthcare products include surgical gowns, patient drapes, mop heads and surgical head wear. Film may be converted into products including fluid collection bags, packaging materials and equipment drapes. Resin may be extruded and thermoformed or injection molded into items such as syringes, bowls, instruments and tubing. Combinations of materials may be configured into composites such as operating room back table covers. Products suitable for the hygiene industry including diapers and underpads may also be manufactured using OREX Degradables materials. Products for a wide range of other market sectors generically known as industrial markets include wiping substrates; mops; protective apparel and other items of personal protective equipment. OREX Degradables perform like traditional disposable and reusable products; however, unlike traditional products, OREX Degradables can be degraded or dissolved in hot water in a specially designed OREX Processor after use for safe disposal through the municipal sewer system or other specialty engineered treatment and disposal systems. Enviroguard is the Company's trademark for a spunlaced OREX Degradables fabric that is softer, more flexible and cooler than earlier generation OREX products. See "Risk Factors - History of Net Losses", "- Marketing Risks Affecting OREX Products", "- Manufacturing and Supply Risks" and "- Regulatory Risks".

     The Company was initially focused on delivering OREX Degradables to the healthcare industry. In connection with the Company's sale of its MedSurg business to Allegiance, on July 12, 1999, Isolyser granted Allegiance an exclusive worldwide license to manufacture, use and sell products made with Isolyser's proprietary degradable materials for use in healthcare applications. Under the terms of the license, Isolyser will be the sole supplier to Allegiance of OREX degradable materials for use in the healthcare field provided Isolyser satisfies its supply obligations. Allegiance is committed to purchase a certain minimum quantity of Enviroguard fabric, subject to reduction if Isolyser fails to obtain regulatory approvals for the dissolution of material in certain scheduled markets within certain scheduled timeframes. If Allegiance fails to satisfy its purchase commitment, the license becomes non-exclusive. Allegiance has agreed to pay Isolyser a royalty equal to a percentage of the net sales price of product sold by Allegiance to customers who use the product dissolution technology. The license has an initial term expiring at the end of 2002. In the event of the acquisition of more than 50% of the outstanding capital stock of Isolyser or the sale of all or substantially all Isolyser's assets by a person or entity not affiliated with Isolyser, the license extends for three years following the date of such change in control and becomes non-exclusive.

     Management also believes that the technology used to develop OREX Degradables has the potential for broad commercial applications beyond the healthcare industry where protection from potentially infectious or hazardous waste and reduction of solid waste is important, such as the nuclear power industry. Under an agreement dated June 14, 1999, the Company has granted RJ Hanlon Company, Inc. a three year license providing for exclusive global distribution rights to covers manufactured from OREX film for robots used in automotive paint operations and non-exclusive rights for the distribution and sale of OREX specialty wipes in the North American automobile industry. RJ Hanlon has manufactured and sold custom designed covers for the automobile industry for approximately twenty years. The OREX robot covers recently passed independent laboratory tests for cleanliness and paint operation compatibility for two North American automobile manufacturers. The Company has also negotiated an agreement to pool resources with other strategic partners to market OREX materials to the nuclear power industry. To date, no sales have been made by Isolyser to the automotive painting or nuclear power industry. The Company actively works to develop the use of OREX Degradables in these industries. See "Risk Factors - Marketing Risks Affecting OREX Products".

     Unlike traditional disposable products that must be disposed of through either incineration or landfill, OREX Degradables may be disposed of at the Point-of-Generation by dissolving or degrading the product through processing the OREX material in hot water. Disposal in this manner reduces the need for storage, handling and off-site transportation of waste, reduces the potential for cross-infection, reduces the total volume of solid waste and facilitates regulatory compliance. It is also designed to facilitate life-cycle cost reduction and environmentally responsible disposal of waste. The processing of OREX materials may involve special engineering requirements depending upon the industry in which the processing technology is being used. For example, the healthcare industry's processing of OREX largely involves the disposal of blood with or without infectious disease contamination. In this industry, the Company uses an OREX processor similar to a commercial washing machine to process the material for disposal through the municipal sewer system. An industry standard method for disposal of blood, with or without infectious disease contamination, is through the municipal sewer system. While the Company makes no claims or representations in its product advertising or labeling that the disposal method for OREX Degradables renders the disposal matter non-infectious, independent test results indicate that dissolving OREX Degradables in hot water inactivates in excess of 99% of tested microorganisms. Disposal in this manner is not subject to federal regulation but may be regulated by state and local sewage treatment plants to the extent that sewer discharges from hospitals or other facilities may interfere with the proper functioning of such plants. Based on product testing and available research, the Company believes that OREX Degradables manufactured from PVA will not interfere with the proper functioning of sewage treatment plants. Based on such testing and research, the Company has obtained over 100 written and verbal non-binding concurrences and is in the process of seeking additional non-binding concurrences with the Company's conclusions from local authorities. While the Company is undertaking evaluation of OREX Degradables manufactured from polymers other than PVA, no assurances can be provided that such non-PVA based OREX will not interfere with the proper functioning of sewage treatment plants. The processing of OREX materials in the automotive paint and nuclear power industries involves separate engineering requirements. In the automotive industry, paint and solvent contaminated waste is classified as hazardous and incurs a high cost of disposal. OTI has developed a processing and wastewater treatment system that renders OREX Degradables materials non-hazardous accompanied by a reduction in hazardous waste disposal costs. Based on industry tests conducted to date, this method of waste management complies with automotive wastewater treatment and permitting requirements. In the nuclear industry, OTI has teamed with a strategic alliance partner to implement a disposal technology incorporating OTI dissolution technology that accelerates the biodegradation of OREX Degradables combined with a sophisticated separation technology to isolate the radioactive contaminants. The combined technology results in an outfall of carbon dioxide and water while providing a substantial reduction in radioactive waste volume. See "Government Regulation" and "Risk Factors - Regulatory Risks".

     Management has not been satisfied with the Company's performance to date in manufacturing and selling OREX Degradables. In particular, the Company has failed to achieve profitable margins on sales of OREX products. Accordingly, the Company has sought to improve its operating results by, among other things, reducing its marketing efforts directed towards the sale of OREX Degradables, divesting itself of underperforming assets, reducing the amount of its debt, and forming the OTI business unit to provide increased focus on OREX commercial development. As a result of the Company's sale of its selling, marketing and manufacturing facilities previously used for OREX products, OTI now engages in the strategy of relying upon third parties for such selling, marketing and manufacturing functions. See "- Marketing and Distribution", "- Manufacturing and Supplies"; "Risk Factors - History of Net Losses", "- Marketing Risks affecting OREX Products" and "-Manufacturing and Supply Risks".

Infection Control Products
--------------------------

     In 1998 the Company formed a business unit called the Infection Control Group which consists primarily of the equipment drape, fluid control and safety products manufactured by the Company's subsidiary, Microtek Medical, Inc. ("Microtek"). Consistent with its niche market strategy, Microtek is actively engaged in the development of new products and the refinement of its existing products to respond to the needs of its customers and the changing technology of the medical products industry. Many of the Company's product innovations have been generated from requests by the Company's customers and health care professionals for products to be custom designed to address specified problems in the operating room environment. The Company also monitors trends in the health care industry and performs market research in order to evaluate new product ideas. No assurance can be given that any new product will be successfully developed or that any newly developed product will achieve or sustain market acceptance.

     Microtek designs, manufactures and markets two principal product lines for use in niche markets of the healthcare industry. First, Microtek's infection control products consist of more than 1,500 specially designed drapes for use in draping operating room equipment during surgical procedures. This equipment includes, for example, microscopes, ultrasound probes, endoscopic video cameras, x-ray cassettes, imaging equipment, lasers and handles attached to surgical lights. In addition to reducing the risk of cross-infection, these products increase operating room efficiency by reducing the need to sterilize equipment between procedures. These disposable sterile products are generally made from plastic film containing features designed for the operating room environment, such as low glare and anti-static features. During 1999 the Company completed its development of a complete line of plastic (film) patient drapes that include a full line of adhesive incise drapes including a subset of adhesive drapes that have an anti-microbial agent incorporated into the film. The anti-microbial incise drapes are patented and are a joint development of the Company and Microban Products Company and are marketed under the trade names of Microtek Medical and Microban(R). Microtek's second principal product line, fluid-control products, are specially designed disposable pouches which are attached to a surgical patient drape (called a substrate), which is placed around the operative site. For instance, Microtek manufactures a specialty pouch for knee arthroscopy. This pouch captures not only the bodily fluids that are discharged from the knee but also the sterile saline that is infused into the operative site during the arthroscopic procedure. Microtek's fluid control product line primarily consists of more than 200 different plastic disposable collection pouches.

     For 1997, 1998 and 1999, sales of Microtek products accounted for approximately 27%, 33% and 59% of the Company's total revenues, respectively. Included in such sales figures are $8.5 million, $8.6 million and $6.8 million of export sales by Microtek during 1997, 1998 and 1999, respectively. The reduction in export sales for 1999 is primarily due to the reclassification of former export sales as domestic sales due to a change in shipping destination.

     The Company offers several other lines of products for the management of potentially infectious and hazardous waste. The leading lines of these safety products are described below.

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

     The Company acquired Microtek in a pooling of interests transaction as of September 1, 1996, and the Company's financial statements prior to the acquisition date have accordingly been restated to include Microtek's financial statements. Microtek is a Delaware corporation which, prior to the Microtek acquisition, operated independently following its spin-off from Teknamed Corporation, a medical products company, in 1984.

Procedure Trays
---------------

     In July 1999, the Company sold to Allegiance its procedure tray business formerly operated through the Company's MedSurg subsidiary. Procedure trays are sterilized packs which include all components (traditionally conventional disposable or reusable medical products such as laparotomy sponges, drapes and suction tubing) used in medical (primarily surgical) procedures. For 1997, 1998 and 1999, sales of procedure trays and related products accounted for approximately 37%, 40% and 28% of the Company's total revenue, respectively. As a result of the sale of MedSurg, the Company no longer sells procedure trays.

White Knight
------------

     Effective May 31, 1999 the Company sold its White Knight subsidiary. Through White Knight, the Company formerly manufactured and marketed non-woven infection control products and protective apparel for use primarily in the healthcare industry.

     Net sales by the Company through White Knight in 1997, 1998 and 1999 represented 30%, 25% and 13%, respectively, of the Company's total revenue. Included in such sales figures are $3.3 million, $2.5 million and $17,000 of export sales by White Knight during 1997, 1998 and 1999, respectively.

Marketing and Distribution
--------------------------

     Substantially all of the Company's sales in 1999 were made to the healthcare market.

     As a part of a restructuring plan begun in 1997 and completed in 1999, the Company substantially reduced its sales force. As of December 31, 1999, the Company's marketing and sales force consisted of 44 sales representatives, seven field sales managers, four home office sales managers, seven marketing managers and 16 persons in customer support.

     The Company is dependent upon a few large distributors for the distribution of its products. The Company's top three customers accounted for approximately 22% of the Company's total revenues during 1999. Of these customers, only Allegiance accounted for over 10% of the Company's total sales during 1999. Due to the exclusive worldwide nature of the license granted by Isolyser to Allegiance, the Company will depend exclusively upon Allegiance during the term of that license for sales of OREX and Enviroguard products to healthcare markets. Because distribution of medical products is heavily dependent upon large distributors, the Company anticipates that it will remain dependent upon these customers and others for the distribution of its products. If the efforts of the Company's distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company's products, the Company's sales may be materially adversely affected. See "Risk Factors - Reliance Upon Distributors".

     The Company sells its equipment drapes and fluid control products through distributors and custom procedure tray companies. The Company also markets certain of its products to other manufacturers on a "non-branded" or private label basis. For example, the Company's fluid control pouches are sold to manufacturers of substrates, and the Company's equipment drapes are sold to manufacturers of the equipment for which such drapes were designed.

     The Company's total export sales during 1997, 1998 and 1999 were $11.8 million, $11.1 million and $7.0 million, respectively. Outside the United States, the Company markets its products principally through a network of approximately 175 different dealers and distributors. As of December 31, 1999, the Company also had two sales representatives operating in international markets, and maintains an office and warehouse distribution center near
Manchester, England and an office for one of its sales representatives and support personnel in Luxembourg, Europe.

     Isolyser sells its LTS product line under a non-exclusive distribution agreement with Allegiance, a leader in the sale of suction canisters and related apparatus. The agreement expires February 28, 2001 and is subject to renewal for one-year terms thereafter unless otherwise terminated. The Company also distributes LTS through other national distributors.

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

Manufacturing and Supplies
--------------------------

     OREX is manufactured from a family of organic, degradable polymers that dissolve or disperse in hot water and degrade in the wastewater system or in custom designed OREX processing equipment. Woven and nonwoven products are manufactured using PVA-based polymer chemistry. PVA is a safe material used widely in a variety of consumer products such as eye drops, cosmetics and cold capsules. The Company has more recently begun to develop and commercialize the use of a second generation polymer system known generically as its Novel Degradable Polymer or NDP-system. This system is currently being developed for the manufacture of OREX Degradables film, composites of film with nonwoven fabric, and extruded, thermoformed or injection molded solid plastic items. This NDP family of polymers dissolves or disperses and then degrades in a processing step which is initiated by the action of hot water at an elevated pH. The Company currently obtains its PVA raw materials from various foreign suppliers. Risks exist in obtaining the quality and quantity of PVA at a price that will allow the Company to be competitive with manufacturers of conventional disposable and reusable products. Prevailing prices of PVA have adversely affected the Company's manufacturing costs for its OREX products. PVA resin from Japan, Taiwan and certain producers in China are subject to anti-dumping duties if imported into the United States. See "Risk Factors - Manufacturing and Supply Risks".

     Until 1997, the Company had followed a strategy of capital equipment purchases and acquisitions to expand and vertically integrate the Company's manufacturing capabilities, thereby enabling the Company to manufacture and convert into finished goods many OREX Degradables internally. The Company acquired OREX Degradables material manufacturing plants as a part of this expansion strategy. In 1998, the Company sold its OREX materials manufacturing plants. These plants were used by the Company to convert PVA fiber into OREX nonwoven roll goods and towels. In connection with the sale, the Company sold
4.5 million pounds of excess PVA fiber at a price of $.45 per pound under an agreement pursuant to which the Company agreed to repurchase 2.6 million pounds of such fiber (either as fiber or converted goods) over a four year period at a cost of $.80 per pound of fiber. Through 1999, the Company has paid $636,000 for such fiber. See "Risk Factors - Manufacturing and Supply Risks".

     The Company has developed and begun sourcing OREX materials and Enviroguard fabric using the hydroentangled method of nonwoven roll-good material manufacturing. This process is neither chemically nor thermally bonded. Through these roll-good material development and manufacturing efforts, both domestic and internationally, the Company seeks to reduce the cost of producing OREX drapes and gowns while simultaneously improving the quality of these products. The Company currently sources all of these roll goods from outside the United States. The Company has initially relied on manufacturers in China for its Enviroguard nonwoven materials and is seeking to reduce its reliance on such manufacturers by sourcing such materials from manufacturers in other locations. For example, the Company has recently begun to have a manufacturer located in Israel supply Enviroguard nonwoven materials.

     The Company now relies exclusively on domestic and foreign independent manufacturers to supply OREX Degradables products to the Company's customers. The Company uses contractors in the People's Republic of China to manufacture OREX Degradables sponge products and spunlaced OREX Degradables fabric. The Company has used various independent parties (both domestically and internationally) to manufacture various OREX Degradables thermoformed, extruded and composite products which have not yet been offered for commercial sale by the Company. The Company's requirements (which to date have been modest) for OREX Degradables film products are currently being supplied by a contract manufacturer. The Company has not yet successfully reduced the cost of manufacturing OREX thermoformed and extruded products and OREX film products to a sufficient degree to offer such products commercially, although the Company seeks to use its NDP technology to reduce the cost of manufacturing OREX film products. See "Risk Factors - Manufacturing and Supply Risks".

     The Company manufactures its equipment drapes and fluid control products at its facilities in Columbus, Mississippi, the Dominican Republic and Empalme, Mexico. The Company utilizes a facility in Jacksonville, Florida as a distribution point for receipt and shipment of product and for light manufacturing. The Company also maintains a distribution facility near Manchester, England.

     The Company currently relies upon independent manufacturers for the purchase of materials and components for most of its safety products. The Company uses, and expects to continue to use, vendors of stock items to the extent possible to control direct material costs for its safety products. The Company's safety products production facilities located in Columbus, Mississippi are used for mixing liquid and powdered chemicals, other light manufacturing and packaging.

Order Backlog
-------------

     At December 31, 1999, the Company's order backlog totaled approximately $356,000 compared to approximately $2.0 million (in each case net of any cancellations) at December 31, 1998. All backlog orders at December 31, 1999 are expected to be filled prior to year end 2000. Backlogs at December 31, 1998 included the Company's procedures tray and White Knight businesses sold during 1999. Microtek typically sells its products pursuant to written purchase orders which generally may be canceled without penalty prior to shipment of the product. Accordingly, the Company does not believe that the level of backlog orders at any date is material or indicative of future results.

Technology and Intellectual Property
------------------------------------

     The Company seeks to protect its technology by, among other means, obtaining patents and filing patent applications for technology and products that it considers important to its business. The Company also relies upon trade secrets, technical know-how and innovation and market penetration to develop and maintain its competitive position.

     The Company holds several patents issued by the U.S. Patent and Trademark Office concerning methods of disposing of OREX Degradables, including: (1) US Patent 5,207,837, issued in 1993 and successfully reexamined (B1 6,207,834) by the U.S. Patent Office in 1996, which covers a method of disposing OREX Degradables that are configured into a drape, towel, cover, overwrap, gown, head cover, face mask, shoe covering, sponge, dressing, tape, underpad, diaper, wash cloth, sheet, pillow cover, or napkin; (2) US Patent 5,181,967, issued in 1993 and successfully reissued (RE 36399) in 1999, and which covers a method of disposing particular OREX Degradables utensils such as procedure trays, laboratory ware, and patient care items; (3) US Patent 5,181,966, issued in 1993 and successfully reexamined (B1 5,181,966) in 1996, and which covers a method of disposing OREX Degradables configured into packaging materials; and (4) a United States patent application which the Patent Office informed Isolyser in November, 1999 of its intent to issue a patent which patent would cover a method of disposing PVA garments, linens, drapes and towel.

     Isolyser also has several patents which cover particular OREX Degradable products, including (1) US Patent 5,650,219, which was issued in 1995 and covers a method of disposing particular OREX Degradables configured into garments, linens, drapes, and towels; (2) US Patent 5,620,786, issued in 1997 and covers particular OREX Degradables that are configured into towels, sponges, or gauze;
(3) US Patent 5,268,222, issued in 1993 and covers a composite fabric made with an OREX Degradable; (4) US Patent 5,885,907, issued in March, 1999, and covers particular OREX Degradables configured into a towel, sponge, or gauze; (5) US Patents 5,470,653 and 5,707,731, issued in 1995 and 1998, and which cover mop heads made from OREX Degradables; and (6) US Patent 5,985,443, issued November, 1999, and which covers the methods of disposing a mop head.

     Isolyser also has patents that cover methods of producing OREX Degradables, including: (1) US Patent 5,871,679, issued in February, 1999, and which covers methods for producing OREX Degradables that are configured into thermoplastic films and fabrics; (2) US Patent 5,661,217, issued in 1997, which covers a method of forming molded packaging and utensils from OREX Degradables, and methods of forming OREX Degradables films into a packaging, drape, cover, overwrap, gown, head cover, face mask, shoe cover, CSR wrap, tape, underpad or diaper; (3) US Patent 5,972,039, issued October, 1999, and which covers methods for enhancing the absorbency and hand feel of OREX Degradables fabrics; and (4) US Patent 5,871,679 for producing OREX Degradables that are configured into film and fabric.

     The Company also has several issued patents related to its SMS and LTS technologies.

     The Company currently has several applications pending before the U.S. Patent and Trademark Office which relate to OREX Degradables. Specifically, those applications concern (i) a new class of OREX biodegradable polymers, (ii) methods for enhancing the absorbency and hand feel of OREX Degradables fabrics,
(iii) finishing formulations for OREX Degradables, (iv) a pipeliner manufactured with OREX Degradables, (v) medical containers made from OREX Degradables, (vi) a method of absorbing oil with OREX Degradables fabric, (vii) PVA fabric that is made from the spunlace process, including PVA spunlaced fabrics that are configured into surgical gowns, drapes, and industrial wipes, (viii) wipes made from any PVA substrate, (ix) equipment covers made from OREX degradables, (x) methods of treating industrial and medical waste, and (xi) PVA fabrics that are coated on both sides for greater repellency. The Company is not aware of any facts at this time that would indicate that patents sought by these applications will not be issued; however, no assurances can be provided that patents will issue from these applications. See "Risk Factors Protection of Technologies."

     The Company's U.S. patents expire between 2007 and 2020. The Company files for foreign counterpart patents on those patents and patent applications which the Company considers to be material to its business. No assurance can be given that the various components of the Company's technology protection arrangements utilized by the Company to protect its technologies, including its patents, will be successful in preventing others from making products competitive with those offered by the Company, including OREX Degradables. See "Risk Factors - Protection of Technologies".

     Under a five-year license agreement from Microban Products Company entered into on March 22, 1996, Microtek acquired the exclusive right to incorporate certain antimicrobial additives in the Company's surgical and equipment drapes manufactured with film and nonexclusive rights to such additives in non-woven drape products, subject to the payment of royalties and certain other terms and conditions specified in the license agreement. Microtek holds a US patent covering a surgical drape having incorporated therein a broad spectrum antimicrobial agent which expires in 2010. To date, such license and patent have not been material to the Company's operations.

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

Competition

     The markets in which the Company competes are characterized by competition on the basis of quality, price, product design and function, environmental impact, distribution arrangements, service, customer relationship, and convenience. Many of the Company's competitors have significantly greater resources than the Company. See "Risk Factors - Competition".

     Although the Company is not aware of any products currently available in the market place which provide the same disposal and degradable benefits as OREX Degradables and Enviroguard, these products compete with traditional disposable and reusable products currently marketed and sold by many companies. Single use disposable (as opposed to reusable) drapes and gowns have been available for over 25 years and according to a 1992 market study account for over 80% of the surgical market. Competing manufacturers of traditional disposable medical products are large companies with significantly greater resources than those of the Company. These competitors have in many instances followed strategies of aggressively marketing products competitive with OREX Degradables to buying groups resulting in increasing cost pressures. These factors have adversely affected the Company's ability to adjust its prices for its OREX products to take into account disposal cost savings provided by these products, and have adversely affected the Company's ability to successfully penetrate potential customer accounts. See "Risk Factors - Marketing Risks affecting OREX Products" and "Competition".

     The market for the Company's equipment drapes and fluid control products is also highly competitive, and is dominated by a few large companies such as Allegiance, Kimberly-Clark Corporation, Johnson & Johnson and 3M Corporation.

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

Government Regulation
---------------------

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

     The  Company's  traditional  medical  products  (including,   for  example,
equipment drapes), OREX Degradables line of products and SMS products are regulated by the FDA under medical device provisions of the Federal Food, Drug and Cosmetic Act (the "FDCA"). FDA regulations classify medical devices into one of three classes, each involving an increasing degree of regulatory control from Class I through Class III products. Medical devices in these categories are subject to regulations which require, among other things, pre-market notifications or approvals, and adherence to good manufacturing practices, labeling, record-keeping and registration requirements. Patient care devices which the Company currently markets are classified as Class I or Class II devices subject to existing 510(k) clearances which the Company believes satisfy FDA pre-market notification requirements. The FDA has issued to the Company 510(k) clearances on OREX Degradables products for surgical sponges, operating room towels, drapes, gowns, surgeon's caps, surgeon's vests, shoe covers and medical bedding. The Company is currently developing, evaluating and testing certain OREX Degradables film and thermoformed or extruded OREX products manufactured from non-PVA polymers, and it is possible that new 510(k) clearances will be required for such products. There can be no assurances as to when, or if, other such 510(k) clearances necessary for the Company to market products developed by it in the future will be issued by the FDA. The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, issue stop sale orders, seize non-complying medical devices, enjoin violations, impose civil and criminal penalties and criminally prosecute violators.

     The FDA also requires healthcare companies to satisfy record-keeping requirements and the quality system regulation (QSR) which require that manufacturers have a quality system for the design and production of medical devices intended for commercial distribution in the United States. Failure to comply with applicable regulatory requirements, which may be ambiguous or unclear, can result in fines, civil and criminal penalties, stop sale orders, loss or denial of approvals and recalls or seizures of products.

     Countries in the European Union require that products being sold within their jurisdictions obtain a CE mark and be manufactured in compliance with certain requirements. The Company has CE mark approval to sell of its safety and medical device products in Europe. One of the conditions to obtaining CE mark status involves the qualification of the Company's manufacturing plants and corporate offices under certain certification processes. All of the Company's manufacturing plants and corporate offices have obtained such certifications. To maintain CE mark approval, the Company has to satisfy continuing obligations including annual inspections by European notified bodies as well as satisfy record keeping and other quality assurance requirements. The notified bodies have the authority to stop the Company's use of the CE mark if the Company fails to meet these standards. While the Company believes that its operations at these facilities are in compliance with requirements to maintain CE mark status, no assurances are provided that such certifications will be maintained or that other foreign regulatory requirements will not adversely affect the Company's marketing efforts in foreign jurisdictions.

     Under the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), any product which claims to kill microorganisms through chemical action must be registered with the EPA. Any product that makes a claim that it kills microorganisms exclusively via a physical or mechanical means is regulated as a physical "device" under FIFRA. Pesticide devices do not require EPA registration, but are subject to some requirements, including labeling and record keeping. FIFRA affects primarily the Company's LTS and SMS products. The Company believes its SMS product qualifies as a physical disinfecting device under FIFRA, which permits the Company to advertise that such product physically disinfects microorganisms without EPA registration. LTS is not registered with the EPA. The Company has marketed LTS in a manner in which the Company believed complied with FIFRA by not making claims in product labeling or marketing that LTS treats or disinfects medical waste or kills microorganisms. In 1998 the EPA announced its position that FIFRA requires that products, such as LTS, which hold state approvals related to anti-microbial efficacy, such as state approval for landfill of LTS-treated waste, impliedly make claims about killing microorganisms which necessitate registration under FIFRA. The Company continues to sell its LTS products without FIFRA registration, and has met with the EPA concerning its continuing sale of LTS products and methods to obtain expedited registration of a new version of LTS under FIFRA. The Company has altered its marketing of LTS to comply with EPA's new guidance. The Company recently obtained conditional registration under FIFRA of such new version of LTS. The Company must still seek numerous state and local registrations of such new LTS products to allow such product to be landfilled in such places. No assurances can be provided that the Company will obtain such registration or that prior or continuing sales of the Company's LTS products may not either be stopped or subject the Company to penalties or other regulatory action. A product line marketed by a competitor of the Company's LTS products has been registered under FIFRA, placing LTS at a competitive disadvantage to such competing product line. See "Risk Factors - Regulatory Risks" and "- Reliance Upon Distributors".

     State and local regulations of the Company's products and services is highly variable. In certain cases, for example, state or local authorizations are required to landfill Isolyser's SMS or LTS products, or both. In November, 1997, as a result of a review of an existing approval in California for the landfilling in California of waste treated by LTS, California authorities revoked such approval. While LTS offers benefits unrelated to landfilling, such action has adversely affected the Company's ability to sell LTS. The Company is in the process of obtaining from the state of California approval to landfill waste treated by a new version of LTS. Certain other states are also reviewing previously issued approvals to landfill LTS-treated waste within such other states, but no action has yet been taken as a result of such review processes. No assurances can be provided that prior regulatory actions or pending regulatory reviews will not continue to have an adverse effect upon the sales of the Company's liquid absorbent products. [Status] See "Risk Factors - Reliance Upon Distributors" and "- Regulatory Risks".

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

     As the Company seeks to introduce its OREX products to industries other than healthcare, the Company will be required to satisfy any applicable regulatory requirements within such industries for the disposal of contaminated OREX products. While the user of the Company's products and not the Company is responsible for complying with these legal requirements, the Company's product development efforts include analyzing compliance programs to facilitate sales of the Company's products. For example, the Company is currently developing products designed for use in the automotive painting industry and the nuclear power industry. The processing of OREX materials contaminated with paint or nuclear outfall is classified as hazardous which create significant engineering challenges including, for example, a technology to separate the processed OREX materials from the hazardous component of the contaminated materials. The Company seeks to work with third parties to develop technologies to address these challenges. With the help of third parties, the Company has engineered systems to address these challenges which, based on preliminary testing, appears to separate the hazardous component of other contaminated OREX material in the processing stage. The Company, however, has not yet begun commercial sale of these products, during which time additional challenges may be identified as a part of the Company's efforts to commercialize these technologies.

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

Employees
---------

     As of December 31, 1999, the Company employed approximately 1,311 full-time employees and approximately 17 people as independent contractor sales representatives. Of these employees, 78 were employed in marketing, sales and customer support, 1,053 in manufacturing, 15 in research and development, and 165 in administrative positions. The Company believes its relationship with its employees is good.

Insurance

     The Company maintains commercial general liability protection insurance which provides coverage with respect to product liability claims. The manufacture and sale of the Company's products entail an inherent risk of liability. The Company believes that its insurance is adequate in amount and coverage. There can be no assurance that any future claims will not exceed applicable insurance coverage. Furthermore, no assurance can be given that such liability insurance will be available at a reasonable cost or that the Company will be able to maintain adequate levels of liability insurance in the future. In the event that claims in excess of these coverage amounts are incurred, they could have a material adverse effect on the financial condition or results of operations of the Company.

Environmental Matters
---------------------

     The Company is not a party to any material environmental regulation proceedings alleging that the Company has unlawfully discharged materials into the environment. The Company does not anticipate the need for any material capital expenditures for environmental control facilities during the next 18 to 24 months.

Risk Factors
------------

     History of Net Losses.

     While the Company reported net income for the year ended December 31, 1999, the Company has a history of operating at a net loss. For each of the five years ended December 31, 1998, the Company incurred net losses. The Company attributes such operating performance in significant part to a failed strategy to commercialize the Company's OREX Degradables products. The Company has significantly changed its strategy to commercialize OREX Degradables, reflected in part by the Company's divestiture of certain assets and businesses. The Company sold $1.7 million of OREX Degradables products in 1999 and did not realize any gross profit on those sales. Future investments in OREX Degradables products or failed commercialization strategies could adversely affect operating results in the future.

     Marketing Risks affecting OREX Products.

     Isolyser depends entirely on the efforts and success of Allegiance in marketing OREX Degradables and Enviroguard products to healthcare markets because Isolyser granted Allegiance an exclusive worldwide license to these products in healthcare markets. Allegiance has not yet introduced these products for commercial sale. If Allegiance does not perform in a manner satisfactory to Isolyser in marketing these products, Isolyser may nevertheless be required to await the expiration of that license at the end of 2002 or later to pursue an alternative strategy to commercialize these products in healthcare markets. While Allegiance is a leading supplier of disposable products to the healthcare industry and has promised Isolyser that Allegiance will exercise efforts to promote the OREX products, the success of OREX products in the healthcare industry will depend upon numerous factors and is subject to many risks. Similarly, developing a market in non-healthcare industries for OREX is subject to many risks. These risks include:

     o Because Isolyser does not currently sell significant quantities of OREX products, commercialization of these products will require the purchaser and user of these products to change their existing purchasing patterns;

     o To realize the full benefits of OREX Degradables products, users of these products will be required to change the way in which they dispose of these products by incorporating the OREX dissolution process in disposal procedures;

     o Isolyser may experience difficulties in its objective to provide a regular supply of adequate quantities of product having uniformly acceptable performance qualities which may cause Isolyser to lose customers;

     o Isolyser will need to provide appropriate regulatory and mechanical support to customers to incorporate the processing technology necessary to degrade OREX Degradables products after use, and Isolyser may not be able to obtain regulatory approvals or engineer satisfactory processing technology to support customers;

     o Because Isolyser currently has commercially available only a limited number of OREX Degradables products and therefore cannot currently replace all traditional disposable products with OREX Degradables, potential customers may not yet justify large-scale conversion to OREX Degradables products;

     o Past concerns with prior OREX Degradables product performance or future deficiencies in performance of Isolyser's products may result in the inability to convert new customers to OREX products or retain existing customers;

     o Long term supply contracts entered into by large hospital chains and smaller collective buying groups, and corresponding customers in other industries, may prohibit the successful marketing OREX Degradables to such customers;

     o Competitors may try to sell traditional disposable medical products at prices which prevent the aggressive marketing and selling OREX Degradables products; and

     o Difficulties may be encountered in obtaining regulatory approvals necessary to process OREX Degradables.

     The Company has no significant experience in marketing OREX Degradable to industries other than healthcare. In evaluating other industries to develop and market OREX Degradables products, the Company seeks to identify third parties which the Company believes have expertise or other strategic characteristics to help commercialize OREX Degradables in that industry. Contracting with these third parties may require the Company to grant exclusive rights to the third party over the OREX technology within the applicable industry. For example, the Company granted to RJ Hanlon exclusive global distribution rights to covers manufactured from OREX film for robots used in automotive painting operations. The license is dated June 14, 1999 and has a term of three years. If the Company is not satisfied with the performance of RJ Hanlon, the Company may not be able to cancel the agreement. In addition, marketing of OREX Degradables products in industries other than the healthcare industry will encounter the same risks described above for the healthcare industry. Other industries may have special and additional risks, not currently known to Isolyser. For example, processing of OREX Degradables used in the automotive paint industry requires special processing to remove paint as paint is not permitted to flow into municipal sewer systems.

     The Company has not been successful to date in its efforts to obtain substantial acceptance of its OREX Degradables products in their target markets. There can be no assurance that the Company's products will achieve or maintain substantial acceptance in their target markets. In addition to market acceptance, various factors, including delays in improvements to products and new product development and commercialization, delays in expansion of manufacturing capability, new product introductions by competitors, price, competition, delays in regulatory clearances and delays in expansion of sales and distribution channels could materially adversely affect the Company's operations and profitability. See "Business - Products and Markets", "- Marketing and Distribution", and "Manufacturing and Supplies", and "Risk Factors
- Manufacturing and Supply Risks".

     Manufacturing and Supply Risks.

     To relieve itself of the overhead burden associated with owning its own manufacturing facilities, the Company sold its former OREX manufacturing facilities and now depends entirely upon third parties to manufacture its OREX Degradables and Enviroguard products. The Company does not have the ability to manufacture these products. If the Company is not able to obtain its products from its manufacturers, if such products do not comply with the specifications or if the prices at which the Company purchase its products are not competitive with traditional products, the Company's sales and profits will suffer. The Company's license with Allegiance requires that it sell Enviroguard fabric to Allegiance at a fixed cost regardless of costs charged to the Company by its manufacturers.

     The cost for OREX raw materials has been high. The raw material required to manufacture OREX Degradables woven and non-woven products and Enviroguard is PVA fiber, and the raw material required to manufacture OREX Degradables film and thermoformed and extruded items is PVA resin and NDP. The Company obtains its raw materials from various sources but risks exist in obtaining the quality and quantity of PVA at a price that will allow the Company to be competitive with manufacturers of conventional disposable and reuseable products. During 1996, an anti-dumping order was issued which requires that domestic importers of PVA resin post import bonds or pay cash deposits in the amount of certain scheduled anti-dumping margins ranging from 19% to 116% of the raw material cost upon importing such raw materials. These payments are not required for PVA fiber. Such anti-dumping order may have resulted in increases to the Company's cost for raw materials over that which might otherwise have prevailed. The prices for these raw materials have affected the ability of the Company to be price competitive with conventional disposable and reuseable products, both reducing sales and adversely affecting profits.

     The Company has entered into a contract requiring that it purchase certain minimum quantities of PVA fiber at a fixed price over a four year period expiring in 2002. The total remaining purchase obligation of the Company under this contract is $1.4 million. The failure of the Company to sell adequate quantities of OREX Degradables products could adversely affect the ability of the Company to satisfy its obligations under this contract, thereby adversely affecting the Company's operating results.

     The Company does not have significant experience obtaining large, commercial quantities of OREX Degradables and Enviroguard products to meet its obligations, and the Company's third party manufacturers have not regularly manufactured these products in the quantities required for commercial sales. The Company might have difficulties in receiving adequate quantities of products, receiving such products on schedule and having such products conform with its requirements. The Company has entered into a contract with the owner of the Company's former OREX non-woven roll goods manufacturing facility to supply a thermobonded version of OREX non-woven roll goods, but does not have a contract for the continuing supply of OREX Degradables towels. The Company has negotiated a short-term contract for the continued supply of Enviroguard fabrics from one supplier in China. The Company does not otherwise maintain contracts with its suppliers for its OREX Degradables and Enviroguard products. To the extent the Company does not hold a contract for the supply of its products, the Company may be at a greater risk in obtaining its products and controlling its costs for products. Production in China and elsewhere outside the United States exposes the Company to risks related to currency fluctuations, political instability and other risks inherent in manufacturing in foreign countries. Certain textiles and similar products for material (including certain OREX Degradables woven products) imported from China to the United States are subject to import quotas which restrict total volume of such items available for import by the Company, creating risks of limited availability and increased costs for certain OREX Degradables woven products.

     The Company's cost to manufacture OREX Degradable products to date have not been acceptable. See "Risk Factors - History of Net Losses". There can be no assurances that the Company will be able to reduce its cost to manufacture such product. In addition, the Company has various obligations to supply OREX products at a fixed cost regardless of costs incurred by the Company. For example, the Company's agreement to supply OREX products to Allegiance provides for a fixed supply cost. To date, the Company has been unable to manufacture OREX Degradables film and thermoformed and extruded products at an acceptable cost. The Company has recently begun to develop the use of new polymers, called NDP, to test manufacture OREX Degradables film and thermoformed and extruded products. While the Company has undertaken an evaluation of these new products, no assurances can be provided that the Company will be successful in manufacturing on a commercial basis OREX Degradables products from these polymers or that such products will comply with applicable regulatory requirements.

     The Company's products must be manufactured in compliance with FDA and other regulatory requirements while maintaining product quality at an acceptable manufacturing cost. There can be no assurance that manufacturing or quality control problems will not arise at manufacturing plants used to supply the Company's products, or that the Company's manufacturers will be able to maintain the necessary licenses from governmental authorities to continue to manufacture OREX Degradables products.

     The Company has from time to time experienced delays in manufacturing certain OREX Degradables products. The Company has also from time to time encountered dissatisfaction with certain quality or performance characteristics of its products. These delays and quality or performance issues have resulted in the loss of customers. There can be no assurance that future delays or quality concerns will not occur or that past customer relations on these products will not adversely affect future customer relations and operating results.

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

     Protection of Technologies.

     The Company's success will depend in part on its ability to protect its technologies. The Company relies on a combination of trade secret law, proprietary know-how, non-disclosure and other contractual provisions and patents to protect its technologies. Failure to adequately protect its patents and other proprietary technologies, including particularly the Company's intellectual property concerning its OREX Degradables, could have a material adverse effect on the Company and its operations. The Company holds various issued patents and has various patent applications pending relative to its OREX Degradables products. See "Business Technology and Intellectual Property".

     Although management believes that the Company's patents and patent applications provide or will provide adequate protection, there can be no assurance that any of the Company's patents will prove to be valid and enforceable, that any patent will provide adequate protection for the technology, process or product it is intended to cover or that any patents will be issued as a result of pending or future applications. Failure to obtain the patents pursuant to the Company's patent applications could have a material adverse effect on the Company and its operations. It is also possible that competitors will be able to develop materials, processes or products, including other methods of disposing of contaminated waste, outside the patent protection the Company has or may obtain, or that such competitors may circumvent, or successfully challenge the validity of, patents issued to the Company. Although there is a statutory presumption of a patent's validity, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. In the event that another party infringes the Company's patent or trade secret rights, the enforcement of such right is generally at the option of the Company and can be a lengthy and costly process, with no guarantee of success. Further, no assurance can be given that the Company's other protection strategies such as confidentiality agreements will be effective in protecting the Company's technologies. Due to such factors, no assurance can be given that the various components of the Company's technology protection arrangements utilized by the Company, including its patents, will be successful in preventing other companies from making products competitive with those offered by the Company, including OREX Degradables.

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

     Competition.

     To date, substantially all of the Company's sales have been to the healthcare industry. The healthcare industry is highly competitive. There are many companies engaged in the development, manufacturing and marketing of products and technologies that are competitive with the Company's products and technologies. Many such competitors are large companies with significantly greater financial resources than the Company. Sellers and purchasers of medical products have undergone consolidations in recent years, resulting in increasing concentration of the market for disposable medical products with a few companies and increasing cost pressures. This industry trend may place the Company at a competitive disadvantage. The Company believes that these trends have adversely affected the Company's ability to adjust its prices for its OREX Degradables products to take into account disposal cost savings provided by such products, in addition to adversely affecting the Company's ability to successfully penetrate potential customer accounts. The market for disposable medical products is very large and important to the Company's competitors. Certain of the Company's competitors serve as the sole distributor of products to a significant number of hospitals.

     The Company seeks to sell its OREX Degradables products to industries other than healthcare, and the Company has virtually no presence in these other industries at this time. Therefore, the Company will be required to displace sales of competitive products in these other industries to gain market presence. There can be no assurance that the Company's competitors will not substantially increase the resources devoted to the development, manufacturing and marketing of products competitive with the Company's products. The successful implementation of such strategy by one or more of the Company's competitors
could  have  a  material  adverse  effect  on  the  Company.   See  "Business  -
Competition".

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

     Reliance Upon Distributors.

     The Company has historically relied on large distributors for the distribution of its products. Hospitals purchase most of their products from a few large distributors. Of these distributors, only Allegiance accounted for more than 10% of the Company's total sales during 1999. If the efforts of the Company's distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company's products, the Company's sales may be materially adversely affected. Recent regulatory developments regarding the Company's LTS products described under "Business - Government Regulation" may have caused Allegiance to substantially reduce its purchases of the Company's existing LTS products. The Company believes that Allegiance may have begun to purchase products competitive with those of LTS manufactured by a third party which have been registered with the Environmental Protection Agency. Until 1996, Allegiance was the sole distributor for the Company's LTS products and remains the most significant distributor of such products. Reduction of such purchases by Allegiance has had a material adverse effect upon the Company's operating results. Purchases of all products by Allegiance from Microtek during 1999 represented 25.4% of Microtek's 1999 net sales. This includes products manufactured by Microtek for Allegiance on a temporary basis which represented 10.4% of Microtek's net sales in 1999. Accordingly, Microtek will be required to replace these sales in order to increase its net sales during 2000 and maintain operating efficiencies created by larger volume of production in Microtek's manufacturing facilities. The relationships between the Company and Allegiance with regard to LTS and the Company's infection control products, as well as the license granted to Allegiance for OREX products, make the Company substantially dependent upon Allegiance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Regulatory Risks.

     The development, manufacture and marketing of the Company's products are subject to extensive government regulation in the United States by federal, state and local agencies including the EPA, the FDA and state and local sewage treatment plants. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures, concerning which the Company relies to a substantial extent on the experience and expertise of local product dealers, distributors or agents to ensure compliance with foreign regulatory requirements. The process of obtaining and maintaining FDA and any other required regulatory clearances or approvals of the Company's products is lengthy, expensive and uncertain, and regulatory authorities may delay or prevent product introductions or require additional tests prior to introduction. The FDA has issued to the Company 510(k) clearances on OREX Degradables products for surgical sponges, operating room towels, drapes, gowns, surgeon's caps, surgeon's vests, shoe covers and medical bedding. The Company is currently developing, evaluating and testing certain OREX Degradables film and thermoformed or extruded OREX products manufactured from non-PVA polymers, and it is possible that new 510(k) clearances will be required for such products. There can be no assurance as to when, or if, other such 510(k) clearances necessary for the Company to market products developed by it in the future will be issued by the FDA. The FDA also requires healthcare companies to satisfy the quality system regulation. Failure to comply with applicable regulatory requirements, which may be ambiguous or unclear, can result in fines, civil and criminal penalties, stop sale orders, loss or denial of approvals and recalls or seizures of products. There can be no assurance that changes in existing regulations or the adoption of new regulations will not occur, which could prevent the Company from obtaining approval for (or delay the approval of) various products or could affect market demand for the Company's products.

     Developments regarding the Company's LTS products have had and could continue to have a material adverse effect upon the Company's operating results. In November, 1997, the State of California revoked its approval for direct landfill disposal (without sterilization) of LTS-treated waste within such state. In February 1998 EPA announced a new policy that FIFRA requires that products, such as LTS, which hold state approvals related to anti-microbial efficacy, such as state approvals for landfill of LTS-treated waste, impliedly make claims about killing microorganisms which would require that LTS be registered under FIFRA. LTS has not been registered under FIFRA and, based in part on meetings by the Company with the EPA, the Company continues to sell LTS without such registration. The Company now is marketing LTS without relying upon any state approvals for direct landfill disposal. The Company also is in the process of seeking expedited registration of a new version of LTS under FIFRA, and recently obtained conditional approval of registration of such product under FIFRA by the EPA. The Company must still seek numerous state and local registrations of such new LTS product to allow such product to be landfilled in such places. Further, there can be no assurances that the Company will be successful in obtaining registration of its LTS product. The EPA's change in policy could cause the Company to become subject to an order to stop sales of LTS or be subject to fines, penalties or other regulatory enforcement procedures, any one or more of which could have a material adverse effect on the Company and its results of operations.

     Users of OREX Processors may be subject to regulation by local sewage treatment plants to the extent that discharges from OREX Processors may interfere with the proper functioning of such plants. In the Company's license of OREX Degradables products to Allegiance, the Company has agreed to seek regulatory approval for the disposal of OREX Degradables by the sanitary sewer systems in the United States and Canada, the European Community countries and Japan. If Isolyser fails to obtain such approvals within certain specific territories within certain specified time frames, Allegiance's minimum purchase obligation under the license will be reduced. The Company has approached numerous sewage treatment plants requesting their approval to dispose of OREX Degradables through the municipal sewer system. Although the Company has obtained a total of over 100 non-binding written and verbal concurrences from sewage treatment plants, certain of the founder hospitals and other hospitals who have indicated an interest in purchasing OREX Degradables and an OREX Processor are located in municipalities where such approvals have not been, and may never be, obtained. While the Company is undertaking evaluation of OREX Degradables manufactured from polymers other than PVA, no assurances can be provided that such non-PVA based OREX products will not interfere with the proper functioning of sewage treatment plants thereby adversely affecting the Company's ability to successfully commercialize such newly developing OREX Degradables technology. There can be no assurance that disposal of OREX Degradables in areas where these approvals have not been granted will not result in fines, penalties or other sanctions against product users or adversely affect market demand for the Company's products.

     Introduction of the Company's OREX Degradables products into non-healthcare industries will require compliance with additional regulatory requirements. While the Company seeks to engage the services of companies having expertise in engineering systems to comply with these regulatory requirements, the Company may not be able to develop satisfactory solutions to regulatory requirements at an acceptable cost. Until the Company commences commercial sales of products, the Company may not be able to anticipate all requirements to successfully commercialize OREX Degradables in these other industries. Accordingly, no assurances can be provided that OREX Degradables will be an attractive product to non-healthcare industries.

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

     Healthcare Reform.

     The federal government and the public have recently focused considerable attention on reforming the healthcare system in the United States. The current administration has pledged to bring about a reform of the nation's healthcare system and, in September 1993, the President outlined the administration's plan for healthcare reform. Included in the proposal were calls to control or reduce public and private spending on healthcare, to reform the payment methodology for healthcare goods and services by both the public (Medicare and Medicaid) and private sectors, which may include overall limitations on federal spending for healthcare benefits, and to provide universal access to healthcare. A number of other healthcare proposals have been advanced by members of both Houses of Congress. The Company cannot predict the healthcare reforms that ultimately may be enacted nor the effect any such reforms may have on its business. No assurance can be given that any such reforms will not have a material adverse effect on the Company.

     Product Liability.

     The manufacture and sale of the Company's products entail an inherent risk of liability. Product liability claims may be asserted against the Company in the event that the use of the Company's products are alleged to have resulted in injury or other adverse effects, and such claims may involve large amounts of alleged damages and significant defense costs. Although the Company currently maintains product liability insurance providing coverage for such claims, there can be no assurance that the liability limits or the scope of the Company's insurance policy will be adequate to protect against such potential claims. In addition, the Company's insurance policies must be renewed annually. While the Company has been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available on commercially reasonable terms in the future, if it is available at all. A successful claim against the Company in excess of its available insurance coverage could have a material adverse effect on the Company. In addition, the Company's business reputation could be adversely affected by product liability claims, regardless of their merit or eventual outcome. See "Business - Insurance".

     Dependence on Key Personnel.

     The Company believes that its ability to succeed will depend to a significant extent upon the continued services of a limited number of key personnel, and the ability of the Company to attract and retain key personnel. The loss of the services of any one or more of these individuals or the failure to attract and retain such individuals could have a material adverse effect upon the Company.

     Claims Arising from Divestitures.

     Over the past two years, the Company has sold several of its former businesses including the Company's White Knight subsidiary, the Company's SafeWaste subsidiary, the Company's OREX materials manufacturing facilities and the Company's procedure tray business. In connection with these sales, the
Company entered into various agreements with purchasers to indemnify the purchasers against certain matters including without limitation undisclosed liabilities and breaches of representations and warranties by Isolyser. The Company is not aware of any claims for indemnification in connection with these transactions except that Allegiance has made certain claims relative to product returns of excess inventories, failure to disclose certain lost customer accounts and failure to complete certain manufacturing assembly services under a temporary manufacturing contract. Under the terms of the contract with Allegiance, and in addition to Isolyser's general indemnification obligations to Allegiance, the Company deposited $3.1 million in escrow at the July 12, 1999 closing and an additional $1.2 million on February 16, 2000, to secure potential indemnification obligations. The Company has denied that it has any liability to Allegiance for the matters claimed by Allegiance and remains in discussions with Allegiance to reach a satisfactory resolution of Allegiance's claims and maintain a positive overall business relationship with Allegiance. The ultimate outcome of these claims and discussions remains impossible to predict, and could be resolved unfavorably to Isolyser.

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

ITEM 2. PROPERTIES

     The Company maintains approximately 32,000 square feet of office, manufacturing, production, research and development and warehouse space located in Norcross, Georgia under a lease which expires December 30, 2001. The Company consolidated its administrative offices to this Norcross facility during 1998 in connection with the sale of its former administrative offices. The Company also leases from a local economic development authority a 13,300 square foot administrative building located in Columbus, Mississippi under a lease which expires December 31, 2007.

     The Company conducts its equipment drape and fluid control manufacturing business from three locations. In Columbus, Mississippi the Company owns an 80,000 square foot manufacturing building and leases on a month-to-month basis a 25,000 square foot warehouse facility. The Company leases four manufacturing facilities totaling 59,000 square feet located in the Dominican Republic which expire at various dates through 2007. The Company leases a 43,000 square foot facility located in Empalme, Mexico, where it manufactures equipment drape and fluid control products. Such lease expires February 1, 2001.

     The Company also leases approximately 69,000 square feet of warehouse and distribution space in Jacksonville, Florida. The Company uses this facility for distribution of finished products, distribution of materials to the Company's Dominican Republic facility and light manufacturing under a lease expiring April 30, 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There  were  no   submissions  of  matters  to  a  vote  of  the  Company's
shareholders during the three months ended December 31, 1999.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock is traded and quoted on The Nasdaq Stock Market under the symbol "OREX". The following table shows the quarterly range of high and low sales prices of the common stock during the periods indicated since December 31, 1997.

                                                            Common Stock
     Quarter Ended                                     High         Low
     -------------                                     ----         ---
     1999
          First Quarter                                $3.25      $1.06
          Second Quarter                               $5.00      $2.28
          Third Quarter                                $4.94      $3.13
          Fourth Quarter                               $4.00      $2.31

     1998
          First Quarter                                $3.93      $2.31
          Second Quarter                               $3.00      $2.03
          Third Quarter                                $3.06      $1.12
          Fourth Quarter                               $2.00      $1.03

     On March 17, 2000, the closing sales price for the common stock as reported by The Nasdaq Stock Market was $5.875 per share.

     As of March 17, 2000, the Company had approximately 18,400 shareholders, including approximately 1,400 shareholders of record and 17,000 persons or entities holding the Company's common stock in nominee name.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth summary historical financial data for each of the five years in the period ended December 31, 1999. As a result of the 1996 acquisition of Microtek, which was accounted for as a pooling of interests, the Company's financial statements have been restated to include the results of Microtek for all periods presented. The operations data for the year ended December 31, 1995 includes only partial operating results of SafeWaste and White Knight because these acquisitions occurred effective May 31, 1995 and September 1, 1995, respectively. On July 1, 1995, the Company acquired the infection control drape line of Xomed in exchange for Microtek's otology product line and the operations data for the year ended December 31, 1995 therefore includes only partial operating results for such acquisition transaction. The operations data for the year ended December 31, 1995 does not give effect to the November 30, 1995 acquisition of Medi-Plast International, Inc. ("Medi-Plast"), as such acquisition was consummated at Microtek's fiscal year end on November 30, 1995. In April, 1996, Microtek purchased the Venodyne division of Advanced Instruments, Inc., and the Company's results of operations include the results of Venodyne only from the April 27, 1996 acquisition date. Additionally, during 1999 the Company disposed of substantially all of the assets of its MedSurg subsidiary and all of its capital stock in its White Knight subsidiary, and during 1998 the Company disposed of its Arden and Charlotte, North Carolina and Abbeville, South Carolina manufacturing facilities, its industrial and Struble & Moffitt divisions of its White Knight subsidiary, and substantially all of the net assets of its SafeWaste subsidiary. The summary historical financial data should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data appearing elsewhere in this Form 10-K. The summary historical financial data for each of the five years in the period ended
December 31, 1999 has been derived from the Company's audited consolidated financial statements.

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                  1995          1996        1997        1998          1999
                                                  ----          ----        ----        ----          ----
  (in thousands, except per share data)

Net sales .................................... $ 104,874    $ 164,906    $ 159,940    $ 147,643    $  97,554
Licensing revenues ...........................        --           --           --           --        1,500
                                               ---------    ---------    ---------    ---------    ---------
      Total revenues .........................   104,874      164,906      159,940      147,643       99,054

Cost of goods sold ...........................    74,953      128,598      142,094      109,936       61,970
                                               ---------    ---------    ---------    ---------    ---------

      Gross Profit ......................             21       36,308       17,846       37,707       37,084

Operating expenses
      Selling, general and administrative.....    27,737       41,381       43,422       40,182       26,596
      Research and development ...............     1,127        2,173        2,601        3,906        3,724
      Amortization of intangibles ............     2,411        4,290        3,847        2,052        1,440
      Impairment loss    .....................        --          --         57,310       7,445          769
      Restructuring charge ...................        --        4,410           --           --           --
      Costs associated with merger ...........        --        3,372           --           --
      Gain on business disposition ...........        --           --           --           --         (628)
                                                --------    ---------    ---------    ---------    ---------
          Total operating expenses............    31,275       55,626      107,180       53,585       31,901

                                                ---------   ---------    ---------    ---------    ---------
          Income (loss) from operations.......    (1,354)     (19,318)     (89,334)     (15,878)       5,183

Net other income (expense) ...................     1,790       (1,316)      (3,415)      (3,223)      (1,195)
                                               ---------     ---------    ---------    ---------    ---------

Income (loss) before tax, extraordinary
   items and cumulative effect of change
   in accounting principle ...................       436      (20,634)     (92,749)     (19,101)       3,988

Income tax provision (benefit) ............          980         (639)         354          540        1,291
                                               ---------    ----------    ---------    ---------   ---------

Income (loss) before extraordinary items
   and cumulative effect of change in ........      (544)     (19,995)     (93,103)     (19,641)       2,697
   accounting principle
Extraordinary items (1) ......................        --          457           --       (1,404)         --
Cumulative effect of change
     in accounting principle (2) .............        --           --          800         --            --
                                                  -------    ---------    ---------    ---------    ---------

   Net income (loss) ......................... $    (544)   $ (20,452)   $ (93,903)   $ (18,237)   $   2,697
                                                =========    =========    =========    =========    =========

Net income (loss) per common equivalent share -
    Basic and Diluted
     Income (loss) before extraordinary
     item and cumulative effect of
     change in accounting principle .......... $   (0.02)   $   (0.52)   $      (2.37) $   (0.49)   $    0.07
     Extraordinary items .....................      --          (0.01)            --        0.03          --
     Cumulative effect of change in
     accounting principle ....................      --           --             (0.02)       --           --
                                                 ---------  ---------    ------------- ----------   ----------
Net income (loss) per common equivalent share. $   (0.02)   $   (0.53)          (2.39) $   (0.46)   $    0.07
                                               ==========   ==========   ============= ==========   ==========

Weighted average number of common and
   common equivalent shares outstanding - basic   33,704       38,763       39,273       39,655       40,318

Weighted average number of common and
   common equivalent shares outstanding
   - diluted ..................................   33,704       38,763       39,273       39,655       41,158


-----------------

(1) Gives effect to the gain from the extinguishment of debt in 1998 and the loss from refinancing of Isolyser's and Microtek's credit facilities, net of tax benefits of $332 in 1996.

(2) Reflects the adoption of Emerging Issues Task Force ("EITF") Consensus No. 97-13, "Accounting for Costs in Connection with a Consulting Contract or an Internal Process that Combines Processing Reeingineering and Information Technology Costs Transformation."



                                                         Year Ended December 31,
                                    ------------------------------------------------------------------------------
                                       1995         1996        1997 (1)    1998 (2)     1999
                                       ----         ----        --------    --------     ----

Balance Sheet Data:
                    (in thousands)
Working Capital ..................   $ 101,022   $  91,962    $  72,408   $  39,124   $  45,550
Intangible assets, net ...........      60,004      57,331       30,803      29,128      23,071
Total assets .....................     253,261     250,935      144,334     109,518      95,339
Long-term debt ...................      26,413      47,029       37,546      19,376        --
Total shareholders' equity .......   $ 195,298   $ 178,804    $  86,117   $  68,675   $  74,722


(1) Pursuant to $ 35.8121million of netclassified assets related to its OREX manufacturing facilities and White Knight subsidiary as held for sale, and included such amount in current assets.

(2) Pursuant to SFAS No. 121 the Company classified $9.9 million of net assets related to its White Knight subsidiary and its former headquarters building as held for sale, and included such amounts in current assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The Company was incorporated in 1987 and commenced operations in 1988 with the introduction of its SMS products. In 1990, the Company introduced its LTS products and thereafter introduced others of its safety products and services. During 1993, the Company completed the acquisition of two procedure tray businesses and began to sell standard and custom procedure trays.

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

     On March 31, 1999, the Company disposed of its former corporate headquarters in Norcross, Georgia. Effective May 31, 1999, the Company disposed of the stock of its White Knight subsidiary. On July 12, 1999, the Company sold substantially all of the assets of MedSurg to Allegiance and granted to
Allegiance an exclusive worldwide license to the Company's proprietary technologies to manufacture, use and sell products made from material which can be dissolved and disposed of through sanitary sewer systems for healthcare applications.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net revenues for 1999 were $99.1 million compared to $147.6 million for 1998, a decline of 32.9%. Excluding sales of businesses sold during 1998 or 1999, net sales in 1999 increased 21.2% over net revenues in 1998. Sales of Microtek products increased to $49.8 million during 1999 as compared to $42.1 million during 1998, an increase of 18.4%. This increase was primarily a result of new business from a short-term manufacturing contract arrangement with Allegiance. Sales of the Company's safety products were 4.3% lower in 1999 than 1998. This decrease was due to continuing reduction in purchases of safety products by Allegiance during portions of 1998 and 1999.

     Included in 1999 revenues are $1.5 million of licensing revenue associated with the amortization of $10.5 million payment by Allegiance allocated to the Company's Supply and License Agreement with Allegiance and $1.7 million in sales of OREX Degradables during 1999. Sales of OREX Degradables in 1999 did not contribute any gross profits to the Company's operating results. The Company believes that Allegiance will commence the introduction of Enviroguard products for which the Company supplies materials to Allegiance during the second quarter of 2000, and that the product line will gradually roll out over the balance of 2000. Other than with respect to the license fee amortization, the Company does not expect the volume of purchases through 2000 under the Company's agreement with Allegiance to produce any gross profits. To the extent any indemnification claims by Allegiance are satisfied by payments or applications of funds in escrow, the license fee amortization will be reduced proportionately. The Company's ability to successfully manufacture, supply and expand its OREX Degradables line of products at acceptable profit margins remains subject to risks. See "Risk Factors - History of Net Losses", "- Marketing Risks Affecting OREX Products", "-Manufacturing and Supply Risks" and "-Claims Arising from Divestitures".

     Sales of the Company's safety products have been materially adversely affected by the substantial reduction in purchases of LTS products by the Allegiance division of Cardinal Healthcare, the largest distributor of such products, and the previously reported adverse regulatory developments related to the change in policy by the EPA requiring registration of the new LTS-Plus product prior to its introduction into the market. This policy change by EPA also forced the withdrawal of all landfill approvals for conventional LTS products in mid-1998. LTS-Plus, the new generation treatment product, is fully developed and tested and will be ready for market as soon as full regulatory approval has been acquired by state regulatory agencies. Since this approval process is different in every state, there is no set timetable for the completion of the regulatory approval process. See "Risk Factors - Reliance Upon Distributors" and "-Regulatory Risks".

     Gross profit for 1999 was $37.1 million or 37.4% of net revenues compared to $37.7 million or 25.5% of net revenues in 1998. In June, 1999 the Company recorded an adjustment to cost of sales and inventory, providing for an increase in the valuation of inventory and a corresponding reduction in cost of sales of $1.6 million.

     Selling, general and administrative expenses were $26.6 million or 26.9% of net sales in 1999 as compared to $40.2 million or 27.2% of net sales in 1998. This decrease in absolute dollar expenses is due to operations sold during the year partially offset by a $1.5 million increase in these expenses incurred by the Company's continuing operations.

     Research and development expenses were $3.7 million or 3.8% of net sales in 1999 as compared to $3.9 million or 2.6% of net sales in 1998. The Company initiated a re-engineering of the OREX Degradables products in 1998 which was completed in late 1998. The completion of the re-engineering of OREX to produce Enviroguard in 1998 and reduced costs associated with the development of a new LTS product accounted for the decline in expenditures in 1999 compared to 1998.

     Amortization of intangibles was $1.4 million or 1.5% of net sales in 1999. This compares to $2.1 million or 1.4% of net sales in 1998. The decrease in 1999 is primarily due to operations sold during the year.

     The Company recorded impairment and other charges during 1999 of $769,000 compared to $7.4 million of impairment charges in 1998. The 1999 impairment charges were attributed to the disposition of the Company's interests in its White Knight subsidiary of $1.6 million partially offset by a $821,000 adjustment of a previous impairment charge associated with the 1998 sale of its

White Knight industrial business. 1998 charges related to the disposition of the Company's White Knight industrial business, and the excess carrying values of the Company's White Knight subsidiary and the Company's former headquarters over their respective fair values.

     Income from operations in 1999 of $5.2 million compares with a loss from operations in 1998 of $15.9, or a $21.1 million turnaround in operating results.

     Interest expense, net of interest income, in 1999 was $1.2 million compared to $3.2 million in 1998. The decline is primarily attributable to the elimination of the Company's outstanding balance in its revolver and term loan facility from proceeds of divestitures.

     Provision for income taxes was $1.3 million for 1999 compared to $540,000 in 1998. The 1999 income tax provision is comprised primarily of state and foreign income taxes.

     The Company recorded a $1.4 million gain from the extinguishment of debt during 1998 related to a purchase agreement with a former customer.

     The resulting net income for 1999 was $2.7 million compared to a 1998 net loss of $18.2 million.

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

     In 1998, sales of the Company's safety products were materially adversely affected by the substantial reduction in purchases of LTS products by Allegiance, the primary distributor of such products, and previously reported adverse regulatory developments related to a change in policy by the EPA requiring registration of the LTS products and removal by the State of California of a prior approval to landfill LTS-treated waste in California. The Company developed plans to introduce a new LTS product to preserve its market share created by LTS, however, the Company's ability to do so is subject to obtaining federal registration of such product. The Company has filed for federal registration of its new product but no assurances can be provided that the Company will be able to obtain such registration or maintain its market share on such products by the introduction of a new LTS product. During the third and fourth quarter of 1998, Allegiance substantially increased their purchases of LTS products. See "Risk Factors - Reliance Upon Distributors" and "
- Regulatory Risks".

     Sales by MedSurg were adversely affected by reductions of inventory carrying levels by MedSurg's distributors, competition by other procedure tray companies, and group purchasing organizations adversely affecting new business efforts of MedSurg.

     Included in the foregoing sales figures are $4.7 million in sales of OREX Degradables during 1998. Sales of OREX Degradables in 1998 did not contribute any gross profits to the Company's operating results. During 1997, the Company substantially reduced its selling and marketing efforts to increase sales of OREX Degradables and instead focused on preserving its existing base of hospitals purchasing OREX Degradables while evaluating alternative manufacturing processes that would meet end user quality requirements while contributing gross margin to the Company's operations. During 1998, the Company substantially revised its strategy to commercialize its OREX products. As a result of these efforts, the Company introduced new degradable products, Enviroguard, to the healthcare industry using a hydroentanglement manufacturing process to produce a spunlaced fabric. The Company to date has not achieved any gross profits on its sale of OREX Degradables. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables line of products at acceptable profit margins. There can be no assurances that OREX Degradables will achieve or maintain substantial acceptance in their target markets. See "Risk Factors - Net Losses" and "- Marketing Risks Affecting OREX Products".

     Gross profit for 1998 was $37.7 million or 25.5% of net sales compared to $17.8 million or 11.2% of net sales in 1997. Included in cost of goods sold in 1998 were $900,000 in write-offs related to the sale of the Company's White Knight industrial business. Included in cost of goods sold in 1997 were charges of $13.0 million for OREX inventory reserves. OREX inventory reserves recorded during 1997 were recognized due to excess quantities of OREX finished goods and raw materials on hand. In addition to OREX reserves taken in 1997, the Company recorded other inventory reserves and miscellaneous write-offs, which together totaled $1.7 million. After adjusting gross profits by eliminating these charges, gross margin for 1998 and 1997 would have been 26.1% and 20.4% of net sales, respectively. The improvement in gross margin is primarily due to the decision to sell the Company's Arden and Abbeville manufacturing facilities. During the latter portion of 1996 and early 1997, the Company significantly reduced production at both facilities, negatively impacting gross margin through the underutilization of its manufacturing capacity. In 1998, the Company decided to sell these assets, classifying the fair value of the assets as held for sale. As such, the Company benefited by not depreciating these assets. In August and October, 1998, the Company sold the Arden and Abbeville facilities, respectively, thereby eliminating any remaining cash losses incurred by these facilities. Gross margin was also positively impacted by movement of products manufactured at Microtek's Columbus, Mississippi facility to its facility in the Dominican Republic. Offsetting these improvements was further underutilization of White Knight facilities as a result of decreased sales.

     Selling, general and administrative expenses were $40.2 million or 27.2% of net sales in 1998 as compared to $43.4 million or 27.1% of net sales in 1997. Included in selling, general and administrative expenses in 1998 were $400,000 of business process reengineering activities and a $300,000 write-down of accounts receivable associated with the sale of the Company's White Knight industrial business. The improvement in selling, general and administrative expenses was primarily due to lower sales and implementation of a previously announced plan to reduce sales and marketing personnel.

     Research and development expenses were $3.9 million or 2.6% of net sales in 1998 as compared to $2.6 million or 1.6% of net sales in 1997. This increase represents expenses incurred to further develop and improve the quality of OREX products and costs associated with planning the registration of the Company's new LTS product.

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

     The resulting loss from operations was $15.9 million in 1998 compared to $89.3 million in 1997. After adjusting the 1998 operating loss to exclude the $7.4 million of impairment charges and $1.9 million in other writeoffs and expenses, the operating loss would have been $6.6 million. After adjusting the 1997 operating loss to exclude $13.0 million of charges related to inventory and $57.3 million related to impairment charges, the operating loss would have been $19.0 million.

     Interest expense net of interest income was $3.2 million in 1998 as compared to $3.4 million in 1997. The decrease is due to the paydown of the revolver and term facility with proceeds from the aforementioned sale of assets which occurred in the second half of 1998. Offsetting this decline were higher interest rates.

     Income from joint venture was $11,000 in 1998 as compared to a loss of $44,000 in 1997. In conjunction with the August 1998 sale of its SafeWaste subsidiary, the Company sold its interest in the joint venture.

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

Liquidity and Capital Resources
-------------------------------

     As of December 31, 1999, the Company's cash and cash equivalents totaled $17.0 million compared to $7.3 million at December 31, 1998.

     At December 31, 1999, the Company held a $3.1 million escrow receivable, which was subsequently increased to $4.3 million through the deposit of proceeds payable to the Company upon the expiration of a short term contract manufacturing relationship with Allegiance. These funds are held in escrow as a non-exclusive source for payment of claims based upon a breach of covenants by the Company in connection with the sale of its procedure tray business to Allegiance. The Company and Allegiance are in discussion relative to certain indemnification claims made by Allegiance which resulted in the increase in the amount deposited in such escrow account. The financial impact, if any, of the claims made by Allegiance is not known at this time. See "Risk Factors - Claims Arising from Divestitures".

     During 1999, the Company utilized cash and proceeds from the disposition of assets to finance the purchase of property and equipment, reduce outstanding balances under its credit agreement and make scheduled debt repayments related to previous acquisitions of businesses, equipment and capital leases while funding working capital requirements. For 1999, net cash used in operating activities was approximately $1.4 million; net cash provided by investing activities was approximately $34.3 million; and net cash used in financing activities was approximately $23.3 million. The $1.4 million of cash used in operating activities in 1999 results principally from the increases in accounts receivable, Enviroguard inventories and prepaid expenses. These increases were partially offset by operating earnings. During 1999, cash generated from investing activities included $35.6 million in funds generated from disposition of the Company's White Knight and MedSurg businesses and the former headquarters building. Offsetting these proceeds was approximately $1.3 million in capital expenditures in 1999 as compared to $3.3 million in 1998. These expenditures were primarily associated with investments to improve the Company's internal management information systems. Cash used in financing activities was approximately $23.3 million in 1999 as compared to $13.1 million in 1998. During 1999, the Company repaid all of its outstanding term and revolver debt.

     The Company maintains a $15.0 million credit agreement (as amended to date, the "Credit Agreement") with The Chase Manhattan Bank (the "Bank"), consisting of a revolving credit facility maturing on June 30, 2000. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $15.0 million, less any outstanding letters of credit issued under the Credit Agreement. Current borrowing availability under the revolving facility at December 31, 1999 was $12.8 million. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin, as defined, or LIBOR plus an interest margin (6.6% at December 31, 1999). There were no outstanding borrowing under the revolving credit facility at December 31, 1999. The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. Outstanding letters of credit at December 31, 1999 were $50,000. The Credit Agreement provides for a fee of 0.25% per annum on the unused commitment, an annual collateral monitoring fee of
$50,000, and an outstanding letter of credit fee of up to 2% per annum. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, equipment, Isolyser's stock of its subsidiaries and certain of the Company's plants and offices. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and earnings, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. The Company also is not permitted to pay any dividends. During 1999, the Company reduced its working capital requirements. If such requirements increase in the future, the Company anticipates seeking an increase to its revolving line of credit to the extent such requirements are not otherwise satisfied out of available cash flow or borrowings under the Company's existing line of credit. There can be no assurances that such an increase to the Company's revolving credit facility will be available to the Company.

     Based on its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 2000. However, currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuances of common stock in 2000 and subsequent years.

     Inflation and Foreign Currency Translation. Inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

     The assets and liabilities of the Company's Mexican and United Kingdom subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates. The effect of foreign currency transactions was not material to the Company's results of operations for the year ended December 31, 1999. Export sales by the Company during 1999 were $7.0 million. Currency translations on export sales could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies. In the future, the Company may import significant amounts of products from foreign manufacturers, exposing the Company to risks on fluctuations in currency exchange rates.

     Newly Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, effective for the Company on January 1, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company is currently evaluating the impact that this standard will have on its results of operations and financial position upon adoption.

Year 2000 Issue
---------------

     The  Company  has  not  encountered  any  material   adverse   consequences
associated with the year 2000 issue and is not aware of any facts or circumstances suggesting that it will encounter any material adverse effects from the year 2000 issue. The Company incurred a total of approximately $8.0 million as a part of a program to install information systems Company wide, of which $2.5 million has been expensed and $5.5 million represents capital expenditures. Uncertainties nevertheless remain as a result of the year 2000 issue, either as a result of the Company's information technology systems or the Company's relationship with its customers, product users, suppliers or other vendors who are not compliant with year 2000. This may result in a system failure which could have the effect of a temporary inability to receive supplies, ship products or operate accounting and other internal systems.

     The statements made under this caption are Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act.

Forward Looking Statements
--------------------------

     Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's planned product introductions and registrations, capital expenditure requirements, cash and working capital requirements, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, the year 2000 issue, and other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that the Company's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect the Company's business including, without limitation, risks associated with investing in and the marketing of the Company's OREX Degradables products, manufacturing and supply risks, risks concerning the protection of the Company's technologies, risks of technological obsolescence, reliance upon distributors, regulatory risks, product liability and other risks described in this Annual Report on Form 10-K. See "Business - Risk Factors".

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

     The assets and liabilities of the Company's United Kingdom subsidiary are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates. The effect of foreign currency translations was not material to the Company's results of operations for the year ended December 31, 1999. Currency translations on export sales or import purchases could be adversely effected in the future by the relationship of the U.S. dollar with foreign currencies.

     The Company's greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rate and its effect upon the Company's interest expense. At December 31, 1999, the Company had no long-term or short-term debt that bears interest at floating rates. However, should the Company incur borrowing under its credit agreement, such borrowings would bear interest at variable rates. Because these rates are variable, an increase in interest rates would result in additional interest expense and a reduction in interest rate would result in reduced interest expense.

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

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers
--------------------------------

     The current directors and executive officers of the Company are as follows:

            Name                        Position
            ----                        --------

           Gene R. McGrevin            Chairman of the Board of Directors

           Migirdic Nalbantyan         President and Chief Executive Officer,
                                       Director

           Dan R. Lee                  Executive Vice President, Assistant
                                       Secretary and Director

           Michael Mabry               Executive Vice President and Secretary

           James C. Rushing, III       Executive Vice President, Chief
                                       Financial Officer and Assistant Secretary

           Travis W. Honeycutt         Director

           Rosdon Hendrix              Director

           Kenneth F. Davis            Director

           John E. McKinley            Director

           Ronald L. Smorada           Director

     Gene R. McGrevin (age 57) was elected Chairman of the Board of Directors and acting President of the Company in April 1997, and currently serves as Chairman of Isolyser. Mr. McGrevin also serves as chairman of P.E.T.Net Pharmaceutical Services, LLC, a manufacturer and distributor of radiopharmaceuticals. Mr. McGrevin previously served as Vice Chairman and Chief Executive Officer of Syncor International Corp., a public company in the nuclear medicine industry, with which Mr. McGrevin was associated since 1989. Prior to managing Syncor, Mr. McGrevin served in executive positions with various healthcare businesses including President of the Healthcare Products Group of Kimberly-Clark Corporation, founder and President of a consulting firm specializing in the healthcare industry and an executive officer of VHA Enterprises, Inc.

     Migirdic Nalbantyan (age 57) was elected a Director of the Company in September 1998, and President and Chief Executive Officer of the Company effective October 1, 1998. Previously, Mr. Nalbantyan served as an Executive Vice President of the Company from February 1, 1998. Prior to accepting such position, Mr. Nalbantyan served in various executive positions, including president, of BBA Nonwovens, a division of BBA Group PLC and now one of the worlds largest manufacturers of nonwoven products, from 1986 to 1997. From 1968 to 1986 he held various manufacturing, process and product development, marketing and business planning positions at DuPont's Textile Fibers operations.

     Dan R. Lee (age 52) became an executive officer of the Company following the conclusion of the acquisition of Microtek, and became a director of the Company in December, 1996. Mr. Lee currently serves as the Executive Vice President in charge of the Company's Infection Control Group. Prior to accepting such positions with the Company, Mr. Lee had served as the Vice President and Chief Operating and Financial Officer of Microtek since 1987. Previous to that time, he was engaged in the public accounting practice, including more than five years with KPMG Peat Marwick.

     Michael Mabry (age 37) was elected Executive Vice President in October 1998 after serving as Vice President of Operations of the Company since May, 1997. Prior to accepting such position, Mr. Mabry served in various positions with the Company (including Chief Information Officer) since his joining the Company in September, 1995. From 1984 to 1995, Mr. Mabry was employed by DeRoyal Industries where his career advanced from software engineer to vice president of information systems and operations.

     James C. "Jim" Rushing III (age 56) was elected Executive Vice President and Chief Financial Officer in December 1999 after serving in the executive position of Vice President - Finance since March 1999. Prior to joining Isolyser in December 1998, Mr. Rushing served in various financial positions including Chief Financial Officer of New Life Corporation of America, a national charity serving the financial and estate planning needs of high net worth investors through 5,000 financial advisors throughout the U.S., from 1997 to 1998, and as Vice President - Finance, BBA Nonwovens, a division of BBA Group PLC, which is one of the worlds largest manufacturers of nonwoven products, from 1995 to 1997. As owner of a management consulting firm, Mr. Rushing provided various chief financial officer and director services to various firms in the Mid-South from 1980 to 1995. Mr. Rushing was employed by Northern Telecom, Inc. (NORTEL), at its U.S. Headquarters as Director of Accounting and Financial Analysis from 1978 to 1980.

     Travis W. Honeycutt (age 57) has been Executive Vice President, Secretary and a Director of the Company since its inception in 1987 and until his retirement as an employee in 1999. Prior to his co-founding the Company in 1987, Mr. Honeycutt had over 20 years of experience in new product development for the industrial and healthcare markets. Mr. Honeycutt remains a Director of Isolyser.

     Rosdon Hendrix (age 60) was elected a Director of the Company in December 1994. Until he retired in June 1992, Mr. Hendrix served for approximately 30 years in various financial positions for General Motors Corporation, including serving as Resident Comptroller from 1975 until his retirement. Since June 1992, Mr. Hendrix has engaged in efficiency consulting studies with various governmental authorities and businesses in Georgia.

     Kenneth F. Davis (age 49) was elected a Director of the Company in January 1996. Dr. Davis has been a practicing surgeon on the staff of the Harbin Clinic and Redmond Regional Medical Center, Rome, Georgia since 1986. In addition, Dr. Davis serves on the Board of AmSouth Bank of Georgia, a publicly owned bank, as well as various other companies, including a privately held hospital consulting firm.

     John E. McKinley (age 56) was elected a Director of the Company in May 1998. Between 1991 and 1996, Mr. McKinley was the principle operating officer of BankSouth Corporation, Atlanta, Georgia, where he was a Board member and Chairman of the Credit Policy Committee. Mr. McKinley also headed the Management Committee of Bank South, which included direct responsibility for credit policy, business banking and mortgage banking. From 1969 to 1991, Mr. McKinley worked with Citizens and Southern National Bank and C&S/Sovran where he was the chief credit officer of C&S Georgia Corporation and a senior vice president. Additionally, Mr. McKinley has taught in numerous banking schools and has authored or co-authored numerous books and articles on banking. Since 1996, Mr. McKinley has been engaged in private consulting services. Mr. McKinley also serves as a director of Inficorp Holdings, Inc.

     Ronald L. Smorada (age 53) was elected a Director of the Company in May 1999. During the past five years, Dr. Smorada has been an active participant in the nonwovens industry holding senior management positions at Reemay, Fiberweb and BBA US Holdings, the latter being the parent of the former two, with nonwoven sales in excess of $800 million. Dr. Smorada worked in the development, acquisition and integration of new and existing businesses, both domestic and international. A major focus for him has been the application and conversion of science and technical concepts into meaningful businesses. Former affiliates of the Company have purchased significant quantities of nonwovens from Fiberweb.

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

     Section 16(a) Beneficial Ownership Reporting Compliance.

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, Isolyser's executive officers and directors and any persons holding more than ten percent of the Company's common stock are required to file with the Securities and Exchange Commission and The Nasdaq Stock Market reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific due dates have been established and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to Isolyser. Based solely on its review of the copies of such reports furnished to Isolyser, or written representations that no reports were required, Isolyser believes that, during 1999, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10% of its common stock complied with the Section 16(a) requirements, except Mr. Honeycutt filed one Form 4 late to report sales of his direct shares owned.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation paid by the Company to the Company's chief executive officer, and each of the four most highly compensated executive officers of the Company during 1999 other than such chief executive officer (collectively, the "Named Executive Officers").

                                         SUMMARY COMPENSATION TABLE
                                         --------------------------
                                                                               Long-Term
                                                                      Other    Compensation
                                                                      Annual   Awards        All Other
Name and Principal Position       Year       Salary       Bonus       Comp.    Options(#)   Compensation
---------------------------       ----       ------       -----       -----    ----------   ------------

Migirdic Nalbantyan
President and Chief Executive .   1999   $181,154      $185,400       --      250,000       $130,899(1)
Officer .......................   1998   $127,112(2)       --         --      400,000       $  2,077(3)

Peter Schmitt .................   1999   $153,365      $125,400       --      205,265       $  5,983(4)
Former Executive Vice President   1998   $136,058          --         --      150,000       $  3,863(5)
and Chief Financial Officer ...   1997   $122,187      $ 18,000       --         --         $  9,458(6)
Michael Mabry .................   1999   $152,885      $130,800       --      150,000       $  5,968(7)
Executive Vice President and ..   1998   $130,981          --         --      150,000       $  4,495(8)
Secretary .....................   1997   $ 97,566      $ 30,000       --       50,000       $  4,350(9)
                                  1999   $162,000      $127,044       --       35,081       $  7,319(10)
Dan R. Lee ....................   1998   $150,000          --         --      122,368       $  5,133(11)
Executive Vice President ......   1997   $150,000          --         --      100,000       $  4,978(11)
                                  1999   $150,000      $ 59,950       --         --         $ 11,585(12)
Lester J. Berry ...............   1998   $150,000          --         --       20,000       $  9,658(13)
Former Vice President .........   1997   $150,000          --         --         --         $  9,302(13)


(1) This amount represents $124,337 in reimbursements paid for relocation of residence, $6,208 in contribution to a 401(k) plan and $354 for $50,000 of term life insurance.

(2) This amount represents compensation paid from February 1, 1998, the date Mr. Nalbantyan became an employee of the Company.

(3)  This amount represents contributions to a 401(k) plan.

(4) This amount represents $5,923 in contributions to a 401(k) plan and $60 for a $50,000 term life insurance policy.

(5) This represents $3,842 in contributions to a 401(k) plan and $21 for a $50,000 term life insurance policy.

(6) This represents $6,968 in reimbursed expenses for relocation of residence and $2,490 in contribution to a 401(k) plan.

(7) This amount represents $5,908 in contribution to a 401(k) plan and $60 for a $50,000 term life insurance policy.

(8) This amount represents $4,429 in contributions to a 401(k) plan and $66 for a $50,000 term life insurance policy.

(9) This amount represents $4,284 in contribution to a 401(k) plan and $66 for a $50,000 term life insurance policy.

(10) This amount represents $5,070 in contributions to a 401(k) plan, $2,036 for $250,000 term life insurance policy and $213 for $50,000 term life insurance policy.

(11) This amount represents payment ($2,036 per year) for a $250,000 term life insurance policy and contributions for a 401(k) plan for the balance of the amount stated.

(12) This amount represents $5,909 for $250,000 term life insurance policy, $5,625 contribution to a 401(k) plan and $51 for $50,000 term life insurance policy.

(13) This amount represents the Company's payment ($5,158 per year) for $250,000 term life insurance and contributions to a 401(k) plan for the balance of the amount stated.

Employment Arrangements
-----------------------

     Messrs. Nalbantyan and Mabry are each parties to a three year employment agreement with the Company. The term of Mr. Nalbantyan's employment agreement commenced February 1, 1998 and the term of Mr. Mabry's employment agreement commenced March 31, 1998. Such employment agreements specify a minimum salary and benefits payable during the term of the employment agreement, and contains certain restrictive covenants including covenants relating to the protection of confidential information and restricting competition against the Company. The agreement is terminable by the Company or the employee with or without cause. In the event of a termination of the agreement by the Company without cause, or by the employee for good reason (as defined), the employee would generally be entitled to one year of salary as severance. In the event of any termination of the employee's employment occurring within six months after a change in control (as defined) of the Company, other than a termination of employment as a result of death, disability or for cause, then the Company is obligated to pay a severance amount equal to 2.99 times the employee's annual base salary as then in effect plus certain other amounts primarily involving continuation of health insurance for up to one year following the date of such termination of employment. In the event any such payments would be subject to the excise tax imposed under the Internal Revenue Code, then such amount would be reduced to the extent necessary so that no payment shall be subject to such excise tax unless any such reduction would net the employee a lesser amount on an after tax basis.

     Mr. Schmitt retired from the Company effective February 1, 2000. In connection with such planned retirement, the Company and Mr. Schmitt entered into a severance agreement on December 1, 1999, in which, among other things, Mr. Schmitt ratified and confirmed the protective covenants contained in his employment agreement including covenants relating to the protection of confidential information and restricting competition against the Company. In addition, the Company agreed to a lump sum severance payment of $162,500 at the time of retirement, continued health insurance benefits for up to one year following the date of retirement and the vesting of Mr. Schmitt's stock options at the date of retirement with up to two years following such retirement to exercise such stock options.

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

     Mr. Berry retired from the Company on December 31, 1999, and is a party to an employment agreement with Microtek which expired on December 31, 1999. Such employment agreement specifies a minimum salary and benefit payable to him during the term of the employment agreement and, in consideration therefore, contains certain provisions restricting his ability to compete against the Company after termination of the agreement or to use or disclose confidential information. In connection with the Microtek acquisition, Mr. Berry agreed to delete certain compensatory provisions of such agreement otherwise arising in the event of certain events constituting a change of control. Mr. Berry has agreed to continue to assist the Company in a non-executive capacity following his retirement at the end of 1999.

Employee Benefit Plans
----------------------

     1992 Stock Option Plan. In April 1992, the Board of Directors and shareholders of the Company adopted a Stock Option Plan (the "1992 Stock Option Plan"). The 1992 Stock Option Plan provides for the issuance of options to purchase up to 4,800,000 shares of common stock (subject to appropriate adjustments in the event of stock splits, stock dividends and similar dilutive events). Options may be granted under the 1992 Stock Option Plan to employees, officers or directors of, and consultants and advisors to, the Company who, in the opinion of the Compensation Committee, are in a position to contribute materially to the Company's continued growth and development and to its long-term financial success. The 1992 Stock Option Plan is administered by a committee appointed by the Board of Directors. The Compensation Committee has been designated by the Board of Directors as the committee to administer the 1992 Stock Option Plan. The purposes of the 1992 Stock Option Plan are to ensure the retention of existing executive personnel, key employees and consultants of the Company, to attract and retain new executive personnel, key employees and consultants and to provide additional incentives by permitting such individuals to participate in the ownership of the Company.

     Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code (the "Code")) or nonqualified stock options. The exercise price of the options shall be determined by the Board of Directors or the committee at the time of grant, provided that the exercise price may not be less than the fair market value of the Company's common stock on the date of grant as determined in accordance with the limitations set forth in the Code. The terms of each option and the period over which it vests are determined by the committee, although no option may be exercised more than ten years after the date of grant and all options become exercisable upon certain events defined to constitute a change of control. To the extent that the aggregate fair market value, as of the date of grant, of shares with respect to which incentive stock options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a nonqualified stock option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an incentive stock option, the purchase price per share cannot be less than 110% of the fair market value on the date of grant and the term of the incentive stock option cannot exceed five years from the date of grant. Upon the exercise of an option, payment may be made by cash, check or, if provided in the option agreement, by delivery of shares of the Company's common stock having a fair market value equal to the exercise price of the options, or any other means that the Board or the committee determines. Options are non-transferable during the life of the option holder. The 1992 Stock Option Plan also permits the grant of alternate rights defined as the right to receive an amount of cash or shares of common stock having an aggregate fair market value equal to the appreciation in the fair market value of a stated number of shares of common stock from the grant date to the date of exercise. No alternate rights have been granted under the 1992 Stock Option Plan.

     As of March 17, 2000, options to purchase 2,726,744 shares of common stock were outstanding under the 1992 Stock Option Plan and approximately 263,673 shares of common stock were available for future awards under that Plan.

     1999 Stock Option Plan. In March 1999 the Board approved and in May 1999 the Company's shareholders ratified, the adoption of the Company's 1999 Long-Term Incentive Plan (the "1999 Stock Option Plan"). The 1999 Stock Option Plan currently provides for the issuance of options and other stock awards to acquire shares of common stock up to a maximum of 1,200,000 shares (subject to appropriate adjustment in the event of stock splits, stock dividends and other similar dilutive events). Options and other stock awards may be granted under the 1999 Stock Option Plan to employees of the Company and certain subsidiaries and affiliated businesses, and to directors, consultants and other persons providing key services to the Company.

     The Compensation Committee of the Board of Directors will determine the terms and conditions of options granted under the 1999 Stock Option Plan, including the exercise price, which generally may not be less than the fair market value of the Company's common stock on the date of grant. Awards under the 1999 Stock Option Plan may be settled through cash payments, the delivery of shares of common stock, or a combination thereof as the Committee shall determine. Stock options awarded under the 1999 Stock Option Plan which are intended to be incentive stock options are subject to the same restrictions described above with respect to the 1992 Stock Option Plan.

     The 1999 Stock Option Plan may be terminated or amended by the Board of Directors at any time, except that the following actions may not be taken without shareholder approval: (a) increasing the number of shares that may be issued under the 1999 Stock Option Plan (except for certain adjustments provided for under the 1999 Stock Option Plan), or (b) amending the 1999 Stock Option Plan provisions regarding the limitations on the exercise price. In the event of a change of control (as defined generally to include the acquisition by an individual, entity or group of more than 15% of the outstanding common stock of the Company, a merger or consolidation of the Company or a sale by the Company of all or substantially all of the Company's assets), any award granted under the 1999 Stock Option Plan shall become exercisable except to the extent (a) the award otherwise provides or (b) the exerciseability of such award will result in an "excess parachute payment" within the meaning of the Code. The 1999 Stock Option Plan is unlimited in duration and, in the event of 1999 Stock Option Plan termination, shall remain in effect as long as any awards under it are outstanding, except no incentive stock options may be granted under the 1999 Stock Option Plan on a date that is more than ten years from the date the 1999 Stock Option Plan is approved by shareholders. Each option expires on the date established by the Compensation Committee at the time of the grant, except the expiration cannot be later than the earliest of ten years from the date on which the option was granted, if the participant's date of termination occurs for reasons other than retirement or early retirement, the one year anniversary of such date of termination, or if the participant's date of termination occurs by reason of retirement or early retirement, the three year anniversary of such date of termination.

     As of March 17, 2000, options to purchase 329,000 shares of common stock were outstanding under the 1999 Stock Option Plan and approximately 871,000 shares of common stock were available for future awards under the 1999 Stock Option Plan.

     Employee Stock Purchase Plan. In March 1999 the Board approved and in May 1999 the Company's shareholders ratified, the adoption of the Company's Employee Stock Purchase Plan for employees of the Company and its subsidiaries (the "1999 Stock Purchase Plan"). The 1999 Stock Purchase Plan was established pursuant to the provisions of Section 423 of the Code to provide a method whereby all eligible employees of the Company may acquire a proprietary interest in the Company through the purchase of common stock. Under the 1999 Stock Purchase Plan payroll deductions are used to purchase the Company's common stock. An aggregate of 700,000 shares of common stock of the Company were reserved for issuance under the 1999 Stock Purchase Plan.

Stock Options
-------------

     The Company granted options to its Named Executive Officers in 1999 as set forth in the following table. The Company has no stock appreciation rights ("SARs") outstanding.



                                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                     Individual Grants                       Potential Realizable Value at
                               _______________________________________________________       Assumed Annual Rates of Stock
                                              Percent of                                     Price Appreciation for Option
                               Number of      Total                                                    Term(1)
                               Securities     Options/SARs    Exercise      Expiration       __________________________
      Name                     Underlying     Granted to      or Base       Date               5%($)           10%($)
      ----                     ----------     ----------      -------       ----               -----           ------

      Migirdic Nalbantyan        250,000        16.3%            2.125      2/25/09           $334,100         $840,676
      Peter Schmitt              205,265        13.4%            2.125      2/25/09           $274,316         $695,172
      Michael Mabry              150,000        19.8%            2.125      2/25/09           $200,460         $508,005
      Dan R. Lee                  35,081        2.3%             2.125      2/25/09            $46,882         $118,809
      Lester J. Berry            -                -              2.125      2/25/09             -                -
      ------------------


(1) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions.

     The following table sets forth the value of options exercised during 1999 and of unexercised options held by the Company's Named Executive Officers at December 31, 1999.


                                           AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                                                    AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                    Number of
                                                                                   Securities          Value of
                                                                                   Underlying         Unexercised
                                                                                   Unexercised       in-the-Money
                                                                                 Options/SARs at    Options/SARs at
                                                                                   FY-End (#)         FY-End ($)
                                          Shares Acquired         Value          Exercisable/       Exercisable/
      Name                                On Exercise (#)      Realized ($)       Unexercisable      Unexercisable
      ----                                ---------------      ------------       -------------      -------------
      Migirdic Nalbantyan                        -                   -              $100,000(1)        $510,938(1)
      Peter Schmitt                              -                   -               $82,158(2)        $171,137(2)
      Mike Mabry                                 -                   -               $24,389(3)        $199,730(3)
      Dan R. Lee                                 -                   -              $537,457(4)         $29,600(4)
      Lester J. Berry                            -                   -                $3,939(5)               -
      -------------------------

(1) The indicated value is based on exercise prices ranging from $1.25 to $2.6875 per share on 100,000 of exercisable options and exercise prices ranging from $1.25 to $2.6875 at 550,000 unexercisable options, and a value per share on December 31, 1999 of $2.96875.

(2) The indicated value is based on exercise prices ranging from $1.25 to $3.375 on 118,816 exercisable options and exercise prices ranging from $1.25 to $2.2813 on 181,184 unexercisable options, and a value per share of $2.96875 at December 31, 1999.

(3) The indicated value is based on exercise prices ranging from $1.25 to $3.375 on 77,425 exercisable options and exercise prices ranging from $1.25 to $3.375 on 222,575 unexercisable options, and a value per share at December 31, 1999 of $2.96875.

(4) The indicated value is based on exercise prices ranging from $.83 to $3.49 on 386,409 exercisable options and exercise prices ranging from $2.125 to $3.375 on 63,591 unexercisable options, and a price per share at December 31, 1999 of $2.96875.

(5) The indicated value is based on exercise prices ranging from $2.73 to $3.375 on 87,500 exercisable options and an exercise price of $3.375 on 15,000 unexercisable options, and a price per share at December 31, 1999 of $2.96875.


Director Compensation
---------------------

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

     At each regular annual meeting of shareholders, the Company grants to each Nonemployee Director a non-qualified stock option covering 5,000 shares of common stock (except that such stock option covers 25,000 shares of common stock for Nonemployee Directors upon their initial election as a director of the Company) at an exercise price equal to the fair market value of the Company's common stock on such date of grant. These option grants may be exercised only by the optionee beginning six months after the date of the grant until the earliest of five years after the date of grant, thirty days after ceasing to be a director of the Company (other than due to death or disability), and one year after death or disability.

     In addition, the Board of Directors, with each Nonemployee Director abstaining, awarded to each Nonemployee Director a non-qualified stock option under the Company's 1999 Stock Option Plan covering 10,000 shares of the Company's common stock at an exercise price of $3.375 per share (being the fair market value of the Company's common stock on the grant date), and being exercisable immediately upon the date of grant until the earliest of five years after the grant date or one year after ceasing to be a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 17, 2000, certain information regarding the beneficial ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock, (ii) each director and Named Executive Officer identified under "Executive Compensation" above, and (iii) all directors and executive officers as a group:

                                                                   Percentage of
                                                                   Common Stock
                                         Shares Beneficially       Beneficially
Name of Beneficial Owner                       Owned                   Owned
------------------------                       -----                   -----

Travis W. Honeycutt (1)                     2,373,722                    5.7%
Gene R. McGrevin (2)                          285,000                       *
Migirdic Nalbantyan (3)                       223,500                       *
Dan R. Lee (4)                                330,244                       *
Rosdon Hendrix (5)                            126,000                       *
Kenneth Davis (6)                             139,243                       *
John E. McKinley (7)                          160,000                       *
Peter Schmitt (8)                             159,000                       *
Ronald L. Smorada (9)                          35,000                       *
Mike Mabry (10)                               100,027                       *
Lester J. Berry (11)                          112,974                       *
Dimensional Fund Advisors, Inc. (12)        2,612,370                    6.3%

All directors and executive officers
as a group (12 persons)(13)                 4,052,210                    9.8%

------------------

*    Represents less than 1% of the common stock

(1)  Includes options to acquire 40,000 shares  exercisable  within 60 days.
(2)  Includes options to acquire 245,000 shares  exercisable within 60 days.
(3) Includes options to acquire 212,500 shares exercisable within 60 days and 1,000 shares owned by a family member.
(4)  Includes  options to acquire 320,179 shares  exercisable within 60 days.
(5)  Includes options to acquire 96,000 shares  exercisable  within 60 days.
(6)  Includes options to acquire 94,000 shares  exercisable  within 60 days.
(7)  Includes options to acquire 40,000 shares  exercisable  within 60 days.
(8)  Includes options to acquire 157,500 shares  exercisable within 60 days.
(9)  Includes options to acquire 35,000 shares  exercisable within 60 days.
(10) Includes options to acquire 99,703 shares  exercisable within 60 days.
(11) Includes options to acquire 60,000 shares  exercisable  within 60 days.
(12) As reported by Dimensional Fund Advisors, Inc. in a Statement on Form 13G filed with the Securities and Exchange Commission. Dimensional Fund Advisors, Inc. address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.
(13) Includes options to acquire 1,407,382 shares exercisable within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1) and (2) - Financial Statements and Schedules

     The following financial statements and schedules are filed as part of this annual report.

             Consolidated Financial Statements and Independent Auditors' Report:

                    Independent Auditors' Report
                    Consolidated Balance Sheets as of December 31, 1999 and 1998
                    Consolidated    Statements   of   Operations   and
                    Comprehensive  Income  (Loss) for the years  ended
                    December  31,  1999,  1998 and  1997
                    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997 Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
                    Notes to the Consolidated Financial Statements


     Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts

     Other schedules are omitted because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

         (3)(a)   Exhibits

     2.1 Agreement and Plan of Merger dated March 15, 1996 among the Company, Microtek Medical, Inc. and MMI Merger Corp. (incorporated by reference to the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4, File No. 333-7977).

     2.2 Asset Purchase Agreement dated August 11, 1998, between White Knight Healthcare, Inc. and Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated August 11, 1998).

     2.3 Asset Purchase Agreement dated August 11, 1998, between SafeWaste Corporation and SafeWaste, Inc. (incorporated by reference to Exhibit
          2.2 filed with the Company's Current Report on Form 8-K dated August 11, 1998).

     2.4 Arden Plant Agreement dated August 11, 1998, between Isolyser Company, Inc., Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.3 filed with the Company's Current Report on Form 8-K dated August 11,
          1998).

     2.5 Barmag Agreement dated August 11, 1998, between Isolyser Company, Inc. and Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.4 filed with the Company's Current Report on Form 8-K dated August 11,
          1998).

     2.6 PVA Agreement dated August 11, 1998, between Isolyser Company, Inc. and Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.5 filed with the Company's Current Report on Form 8-K dated August 11,
          1998).

     2.7 Abbeville Plant Agreement dated August 11, 1998, between Isolyser Company, Inc., Thantex Specialties, Inc. and Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.6 filed with the Company's Current Report on Form 8-K dated August 11, 1998).

     2.8 Stock Purchase Agreement dated June 10, 1999, between Premier Products LLC and Isolyser Company, Inc. (incorporated by reference to Exhibit
          2.1 to the Company's Current Report on Form 8-K filed July 13, 1999).

     2.9 Asset Purchase Agreement dated as of May 25, 1999, among Allegiance Healthcare Corporation ("Allegiance"), Isolyser and MedSurg (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K filed July 27, 1999).

     2.10 First Amendment to Asset Purchase Agreement dated as of July 12, 1999, among Allegiance, Isolyser and MedSurg (incorporated by reference to Exhibit 2.2 in the Company's Current Report on Form 8-K filed July 27,
          1999).

     2.11 Supply and License Agreement dated as of July 12, 1999,between Isolyser and Allegiance (incorporated by reference to Exhibit 2.3 in the Company's Current Report on Form 8-K filed July 27, 1999).

     2.12 Escrow Agreement dated as of July 12, 1999, among Allegiance, First National Bank of Chicago and Isolyser (incorporated by reference to Exhibit 2.5 in the Company's Current Report on Form 8-K filed July 27,
          1999).

     3.1 Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).

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

     10.10Lease  Agreement,   dated  October  21,  1991,  between  Weeks  Master
          Partnership, L.P. and the Company (incorporated by reference to Exhibit 10.27 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)

     10.11Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)

     10.12Amended and Restated Credit Agreement dated as of August 30, 1996, among the Company, MedSurg, Microtek, White Knight, the Guarantors named therein, the Lenders named therein and The Chase Manhattan Bank (incorporated by referenced to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 13, 1996).

     10.13Lease Agreement,  dated November 18, 1994, between Weeks Realty,  L.P.
          and the Company (incorporated by reference to Exhibit 10.38 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994)

     10.141995   Nonemployee   Director  Stock  Option  Plan   (incorporated  by
          reference to Exhibit 10.39 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994)

     10.15Employment  Agreement  effective as of April 1, 1997, between Isolyser
          Company,  Inc.  and Dan R. Lee  (incorporated  by reference to Exhibit
          10.37 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1997).

     10.16Employment  Agreement  effective as of March 1, 1998, between Isolyser
          Company,  Inc. and Peter Schmitt (incorporated by reference to Exhibit
          10.39 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1997).

     10.17Employment Agreement dated as of February 1, 1998, between the Company and Migirdic Nalbantyan (incorporated by reference to Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     10.18Severance Memorandum of Understanding dated August 5, 1998 between the Company and Steve Plante (incorporated by reference to Exhibit
          10.49 to the Company's Annual Report on From 10-K for the period ended December 31, 1998).

     10.19Employment  Agreement  dated May 27,  1998,  between  the  Company and
          Lester J. Berry as amended by letter agreement dated December 16, 1998 (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998).

     10.20Agreement  dated  August 25,  1999,  between the Company and Travis W.
          Honeycutt (incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q filed November 15, 1999).

     10.21*  Severance  Agreement  dated as of  December  1, 1999,  between  the
          Company and Peter Schmitt.

     10.221999 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Schedule 14A filed on April 19, 1999).

     21.1* Subsidiaries of the Company

     23.1* Consent of Deloitte & Touche LLP

     27.1* Financial Data Schedule

  -------------------------------------
 * Filed herewith.

(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed for the quarter ending December 31, 1999.

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

     13. Employment Agreement effective as of March 12, 1998, between Isolyser Company, Inc. and Peter Schmitt(incorporated by reference to Exhibit
          10.39 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1997).

     14. Employment Agreement dated as of February 1, 1998, between the Company and Migirdic Nalbantyan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     15. Severance Memorandum of Understanding dated August 5, 1998 between the Company and Steve Plante (incorporated by reference to Exhibit 10.49 to the Company's annual Report on Form 10-K for the period ended December 31, 1998).

     16. Employment Agreement dated May 27, 1998, between the Company and Lester J. Berry as amended by letter agreement dated December 16, 1998 (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998).

     17. Agreement dated August 25, 1999, between the Company and Travis W. Honeycutt (incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q filed November 15, 1999).

     18. Severance Agreement dated as of December 1, 1999, between the Company and Peter Schmitt.

     19. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Schedule 14A filed on April 19, 1999).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                    ISOLYSER COMPANY, INC.


                                    By:     s/ Migirdic Nalbantyan
                                            ------------------------------------
                                            Migirdic Nalbantyan, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 30, 2000.


SIGNATURE                        TITLE
---------                        -----

s/ Migirdic Nalbantyan           President, Chief Executive Officer and Director
Migirdic Nalbantyan              (principal executive officer)

s/ Dan R. Lee                    Executive Vice President and Director
Dan R. Lee

s/ James C. Rushing, III         Executive Vice President, Chief Financial
James C. Rushing, III            Officer and Treasurer (principal financial and
                                 accounting officer)

s/ Gene R. McGrevin              Chairman of the Board of Directors
Gene R. McGrevin

s/ Travis W. Honeycutt           Director
Travis W. Honeycutt

s/ Rosdon Hendrix                Director
Rosdon Hendrix

s/ Kenneth F. Davis              Director
Kenneth F. Davis

s/ John E. McKinley              Director
John E. McKinley

s/ Ronald L. Smorada             Director
Ronald L. Smorada

INDEPENDENT AUDITORS' REPORT


Board of Directors of Isolyser Company, Inc.:
Norcross, GA


We have audited the accompanying consolidated balance sheets of Isolyser Company, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income
(loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for business process reengineering costs.



Atlanta, Georgia                        Deloitte & Touche LLP
February 25, 2000

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS           In thousands
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

ASSETS                                               1999            1998

CURRENT ASSETS:
Cash and cash equivalents                            $17,006          $7,325
Accounts receivable, net of allowance  for
doubtful
accounts of $829 and $1,039, respectively             13,773          18,118
Disposition escrow account                             3,130               -
Inventory, net                                        24,036          23,647
Prepaid inventories                                        -             337
Net assets held for sale                                   -           9,873
Prepaid expenses and other assets                      1,298           1,076
                                                -------------   -------------
Total current assets                                  59,243          60,376


PROPERTY AND EQUIPMENT:
Land                                                     245             244
Building and leasehold improvements                    4,387           9,455
Equipment                                              9,320          14,941
Furniture and fixtures                                 3,550           2,710
Other                                                  4,081           3,722
                                                -------------   -------------
                                                      21,583          31,072
Less accumulated depreciation                         12,990          15,511
                                                -------------   -------------
Property and equipment, net                            8,593          15,561

INTANGIBLE ASSETS:
Goodwill                                              26,691          34,893
Customer lists                                           786           1,286
Patent and license agreements                          3,072           2,464
Noncompete agreements                                      -             385
Other                                                     55             362
                                                -------------   -------------
                                                      30,604          39,390
Less accumulated amortization                          7,533          10,262
                                                -------------   -------------
Intangible assets, net                                23,071          29,128

INVESTMENT IN THANTEX                                  3,605           3,605

OTHER ASSETS, net                                       827             848
                                                -------------   -------------

TOTAL ASSETS                                         $95,339        $109,518
                                                =============   =============

See notes to consolidated financial statements.

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS        In thousands, except share data
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                    1999            1998

CURRENT LIABILITIES:
Accounts payable                                      $4,905          $6,247
Accrued compensation                                   1,803           2,221
Other accrued liabilities                                850           3,389
Current portion of deferred licensing revenue          3,000               -
Current portion of long-term debt                      2,615           9,395
Current portion of product financing agreement           520               -
                                                -------------   -------------
Total current liabilities                             13,693          21,252

LONG-TERM LIABILITIES:
Deferred licensing revenue                             6,000               -
Long-term debt                                             -          19,376
Deferred rent                                              -             215
Long-term portion of product financing
agreement                                                924               -
                                                -------------   -------------
Total long-term liabilities                            6,924          19,591


SHAREHOLDERS' EQUITY:
Participating preferred stock, no par, 500,000
shares authorized, none issued                             -               -
Common stock, $.001 par; 100,000,000
shares authorized;  40,730,060 and 39,803,774
shares issued, respectively                               41              40

Additional paid-in capital                           206,600         203,364

Accumulated deficit                                 (131,283)       (133,980)
Unearned shares restricted to employee stock
ownership plan                                          (180)           (240)
Cumulative translation adjustment                        (22)            (75)
                                                -------------   -------------
                                                      75,156          69,109

Treasury shares, at cost  (46,999 shares)               (434)           (434)
                                                -------------   -------------

Total shareholders' equity                            74,722          68,675

                                                -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $95,339        $109,518
                                                =============   =============

See notes to consolidated financial statements.

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                    In thousands, except per share data

                                                                                   1999            1998            1997
                                                                             -------------- --------------- ---------------
NET SALES                                                                    $      97,554  $      147,643  $      159,940
LICENSING REVENUES                                                                   1,500               -               -
                                                                             -------------- --------------- ---------------
        Total revenues                                                              99,054         147,643         159,940

COST OF GOODS SOLD                                                                  61,970         109,936         142,094
                                                                             -------------- --------------- ---------------
        Gross profit                                                                37,084          37,707          17,846

OPERATING EXPENSES:
  Selling, general and administration                                               26,596          40,182          43,422
  Amortization of intangibles                                                        1,440           2,052           3,847
  Research and development                                                           3,724           3,906           2,601
  Impairment loss                                                                      769           7,445          57,310
  Gain on business disposition                                                        (628)              -               -
                                                                             -------------- --------------- ---------------
        Total operating expenses                                                    31,901          53,585         107,180
                                                                             -------------- --------------- ---------------

INCOME (LOSS) FROM OPERATIONS                                                        5,183         (15,878)        (89,334)

INTEREST INCOME                                                                        450             273             555

INTEREST EXPENSE                                                                    (1,645)         (3,507)         (3,926)

INCOME (LOSS) FROM JOINT VENTURE                                                         -              11             (44)
                                                                             -------------- --------------- ---------------
INCOME (LOSS) BEFORE INCOME TAX PROVISION, EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                               3,988         (19,101)        (92,749)

INCOME TAX PROVISION                                                                 1,291             540             354
                                                                             -------------- --------------- ---------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                2,697         (19,641)        (93,103)

EXTRAORDINARY ITEM - Gain from extinguishment of debt, net of tax of $0                  -           1,404               -

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of tax of $0                    -               -            (800)
                                                                             -------------- --------------- ---------------

NET INCOME (LOSS)                                                            $       2,697  $      (18,237) $      (93,903)
                                                                             -------------- --------------- ---------------
OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation gain (loss)                                              53              29            (119)
                                                                             -------------- --------------- ---------------
COMPREHENSIVE INCOME (LOSS)                                                  $       2,750  $      (18,208) $      (94,022)
                                                                             ============== =============== ===============
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted:
  Income (loss) before extraordinary item and cumulative effect of change
   in accounting principle                                                   $        0.07  $        (0.49) $        (2.37)
  Extraordinary item                                                                     -            0.03               -
  Cumulative effect of change in accounting principle                                    -               -           (0.02)
                                                                             -------------- --------------- ---------------

NET INCOME (LOSS) PER COMMON SHARE                                           $        0.07  $        (0.46) $        (2.39)
                                                                             ============== =============== ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic                        40,318          39,655          39,273
                                                                             ============== =============== ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Diluted                      41,158          39,655          39,273
                                                                             ============== =============== ===============

  See notes to consolidated financial statements.

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                     In thousands

                                              Common Stock Issued Additional
                                              -------------------  Paid-in   Accumulated Translation ESOP     Treasury Shareholders'
                                              Shares   Amount      Capital      Deficit   Adjustment Shares   Shares   Equity
                                              ------   ---------- ---------- ----------- ----------- -------- -------- -------------
BALANCE - December 31, 1996                   39,342   $       39 $ 203,346  $  (21,840) $       15  $  (360) $(2,396) $    178,804

 Exercise of stock options and warrants          205                    750                                                     750
 Issuance of 51 shares of common stock from
   treasury pursuant to ESPP                                            (80)                                       386          306
 Issuance of 107 shares of common stock from
   treasury pursuant to 401 (k) plan                                   (417)                                       806          389
  Release of 17 shares reserved for ESOP                                (21)                              60                     39
  Exchange of 6 common shares                      7                     23                                       (23)            -
  Release of 8 White Knight escrow shares                                                                        (150)         (150)
  Currency translation loss                                                                    (119)                           (119)
  Net loss                                                                      (93,903)                                    (93,903)
                                              ------   ---------- ---------- ----------- ----------- -------- -------- -------------
BALANCE - December 31, 1997                   39,554           39   203,601    (115,743)       (104)    (300)  (1,377)       86,116

  Issuance of 128 shares of common stock from
   treasury pursuant to ESPP                                           (706)                                      961           255
  Issuance of 249 shares of common stock from
   treasury pursuant to 401 (k) plan             250            1       511                                                     512
  Release of 17 shares reserved for ESOP                                (42)                               60                    18
  Release of 1 White Knight escrow share                                                                          (18)          (18)
  Currency translation gain                                                                      29                              29
  Net loss                                                                      (18,237)                                    (18,237)
                                              ------   ---------- ---------- ----------- ----------- -------- -------- -------------
BALANCE - December 31, 1998                   39,804           40   203,364    (133,980)        (75)    (240)    (434)       68,675

  Issuance of 110 shares of common stock
   pursuant to ESPP                              110                    117                                                     117
  Issuance of 251 shares of common stock
   pursuant to 401 (k) plan                      251                    582                                                     582
  Release of 17 shares reserved for ESOP                                (11)                              60                     49
  Stock option compensation expense                                     568                                                     568
  Tax benefits related to stock options                                 217                                                     217
  Exercise of stock options and warrants         565            1     1,763                                                   1,764
  Currency translation gain                                                                      53                              53
  Net income                                                                      2,697                                       2,697
                                              ------   ---------- ---------- ----------- ----------- -------- -------- -------------
BALANCE - December 31, 1999                   40,730   $       41 $ 206,600  $ (131,283) $      (22) $  (180) $  (434) $     74,722
                                              ======   ========== ========== =========== =========== ======== ======== =============

See notes to consolidated financial statements.

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999,  1998, AND 1997
--------------------------------------------------------------------------------


                      In thousands                             1999            1998             1997
                                                          ---------------  --------------  ---------------

OPERATING ACTIVITIES:
  Net income (loss)                                       $        2,697         (18,237)         (93,903)

  Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Depreciation                                                 2,604           3,727            7,524
      Amortization of intangibles                                  1,277           2,052            3,847
      Licensing revenue                                           (1,500)              -                -
      Provision for doubtful accounts                                143             291              376
      Provision for obsolete and slow moving inventory            (1,394)             43           14,694
      Loss on disposal of property and equipment                       -               -              138
      Impairment loss                                                769           7,445           57,310
      Gain on business disposition                                  (628)              -                -
      (Gain) loss from joint venture                                   -             (11)              44
      Extraordinary gain from extinguishment of debt                   -         (1,404)                -
      Compensation expense related to ESOP                            49              17               39
      Stock option compensation expense                              568               -                -
      Tax benefits related to stock options                          217               -                -
      Changes in assets and liabilities, net of effects
        from disposed businesses:
          Accounts receivable                                     (1,916)         (3,521)           4,409
          Inventories                                             (1,077)          7,575            4,314
          Prepaid inventories                                        (68)            104             (404)
          Prepaid expenses                                        (1,812)            778              698
          Other assets                                               (15)           (372)            (260)
          Accrued income taxes                                        87               -                -
          Accounts payable                                         1,474          (4,805)            (564)
          Accrued compensation                                       109            (269)             278
          Other liabilities                                          (48)           (156)            (388)
          Other accrued liabilities                               (2,916)            772              178
                                                          ---------------  --------------  ---------------

            Net used in operating                                 (1,380)         (5,971)          (1,670)
                                                          ---------------  --------------  ---------------

INVESTING ACTIVITIES:
  Purchase of and deposits for property and equipment             (1,306)         (3,299)          (4,014)
  Disposition proceeds                                            35,600          20,416              263
                                                          ---------------  --------------  ---------------

            Net cash provided by (used in) investing              34,294          17,117           (3,751)
                                                          ---------------  --------------  ---------------

FINANCING ACTIVITIES:
  Borrowings under line of credit agreements                      35,967          56,629           53,068
  Repayments under line of credit agreements                     (59,086)        (57,802)         (57,241)
  Proceeds from notes payable                                          -             110            1,338
  Repayment of notes payable                                      (2,630)        (12,852)          (4,699)
  Proceeds from issuance of common stock                             699             511                -
  Issuance of treasury stock                                           -             255              695
  Proceeds from exercise of stock options                          1,764               -              751
                                                          ---------------  --------------  ---------------

            Net cash used in financing activities                (23,286)        (13,149)          (6,088)
                                                          ---------------  --------------  ---------------
                                                                                              (Continued)


ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                               1999            1998             1997
                                                          ---------------  --------------  ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               53              29             (118)
                                                          ---------------  --------------  ---------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 9,681          (1,974)         (11,627)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                7,325           9,299           20,926
                                                          ---------------  --------------  ---------------
  End of year                                             $       17,006   $       7,325   $        9,299
                                                          ===============  ==============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest
                                                          $        1,345   $       3,437   $        3,773
                                                          ===============  ==============  ===============
    Income taxes                                          $          928   $         344   $          218
                                                          ===============  ==============  ===============
SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Stock received in exchange for assets disposed
    (Note 2)                                              $            -   $       3,605   $          243
                                                          ===============  ==============  ===============
  Equipment acquired through capital leases
                                                          $             -  $         277   $          243
                                                          ===============  ==============  ===============
  Disposition escrow account (Note 2)
                                                          $        3,130   $           -   $            -
                                                          ===============  ==============  ===============

See notes to consolidated financial statements.

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 AND 1998 AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
________________________________________________________________________________


1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Isolyser Company, Inc. and subsidiaries (the "Company") develop, manufacture, and market proprietary and other products and services for patient care, occupational safety and management of potentially infectious and hazardous waste primarily for the domestic health care market, which represents one business segment. The Company's products provide an umbrella of protection from potentially infectious and hazardous waste for patients, staff, the public and the environment by facilitating the safe and cost-effective disposal of such waste at the Point-of-Generation(TM). The Company markets its products to hospitals and other end users through distributors and directly through its own sales force. The Company anticipates selling its products, primarily OREX(R) and Enviroguard Degradables ("OREX" and "Enviroguard"), to industries other than healthcare, but the Company currently has no operations or presence in those industries.

     The Company's future performance will depend to a substantial degree upon its ability to successfully market OREX and Enviroguard in commercial quantities. The Company introduced its Enviroguard products during 1999. Sales of OREX and Enviroguard products were $1.7 million for the year ended December 31, 1999. Sales of OREX products were $4.7 million and $8.1 million for the years ended December 31, 1998 and 1997, respectively.

     Consolidation Policy - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition - Revenues from the sale of the Company's products are recognized at the time of shipment. At this point, persuasive evidence of a sale arrangement exists, delivery has occurred, the Company's price to the buyer is fixed and collectibility of the associated receivable is reasonably assured. The Company generally only accepts product returns for damaged products. Actual returns have not been significant.

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

     Inventories - Inventories are stated at the lower of cost or market. The first-in first-out ("FIFO") valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are stated net of an allowance for obsolete and slow-moving inventory.

     Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to 40 years.

     Intangible Assets - Intangible assets consist primarily of goodwill, customer lists and patent and license agreements and are amortized using the straight-line method over the following estimated useful lives:

            Intangible Asset                 Estimated Useful Life
            ----------------                 ---------------------

     Goodwill                                     10 to 40 years
     Customer lists                               15 years
     Patent and license agreements                17 years

     Portions of these intangibles were sold in conjunction with the 1999 dispositions (Note 2).

     Investment in Joint Venture - The investment in the joint venture was accounted for using the equity method of accounting. The joint venture investment represented a 50.0% ownership interest in a mobile waste treatment operation, which was sold in conjunction with the August 11, 1998 disposition of SafeWaste.

     Investment in Thantex - The investment in Thantex represents a 19.5% ownership interest in a company formed to own and operate the Arden and Abbeville manufacturing facilities and is accounted for under the cost method of accounting (Note 2).

     Research and Development Costs - Research and development costs include product research as well as various product and process development activities and are charged to expense as incurred.

     Cash and Cash Equivalents - Cash equivalents are short-term, highly liquid investments with original maturities of three months or less consisting entirely of U.S. government securities or government backed securities. These investments are classified in accordance with Statement of Financial Accounting Standards ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities as available for sale securities and are stated at cost, which approximates market.

     Income Taxes - Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized (Note 7).

     Foreign Currency Translation - The assets and liabilities of the Company's United Kingdom subsidiary are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates. The effect of foreign currency transactions was not material to the Company's results of operations for the years ended December 31, 1999, 1998 and 1997.

     Impairment of Long-Lived Assets -The Company reviews long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In addition, management periodically reviews the appropriateness of the assets' amortization lives. Any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Assets held for disposal are carried at the lower of carrying amount or fair value, less estimated cost to sell such assets. The Company discontinues depreciating or amortizing assets held for sale effective with the decision to sell the assets (Note 3).

     Earnings Per Share - Earnings per share is calculated in accordance SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Primary and diluted weighted-average share differences result solely from dilutive common stock options.

     Newly Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, effective for the Company on January 1, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company is currently evaluating the impact that this standard will have on its results of operations and financial position upon adoption.

     Reclassifications - Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 classifications.

2.   DISPOSITIONS

     On February 25, 1998, the Company approved a plan to dispose of its Arden and Charlotte, North Carolina and Abbeville, South Carolina OREX manufacturing facilities and its White Knight subsidiary and reflected the net assets of these entities as held-for-sale at December 31, 1997.

     On August 11, 1998, the Company disposed of its Arden and Charlotte, North Carolina OREX manufacturing facilities, 4.5 million pounds of OREX Inventory (Note 9), the industrial division of its White Knight subsidiary and substantially all of the assets of its SafeWaste subsidiary (classified as held for use at December 31, 1997) for cash proceeds of $13.5 million. On October 14, 1998, the Company disposed of its Abbeville, South Carolina OREX manufacturing facility for proceeds of $8.0 million, consisting of $7.5 million in cash and a $500,000 8.0% note payable due October 14, 2003. The net cash proceeds from these dispositions were used to repay amounts borrowed under the Company's Credit Agreement (Note 5). In conjunction with these dispositions, the Company also received a 19.5% ownership interest in Thantex, the company formed to own and operate the Arden and Abbeville facilities (Note 1).

     On December 15, 1998, the Company disposed of the Struble and Moffit division of its White Knight subsidiary for cash proceeds of $1.2 million.

     On March 31, 1999, the Company disposed of its former corporate headquarters in Norcross, Georgia, for cash proceeds of approximately $1.9 million, which were used to repay amounts borrowed under the Company's Credit Agreement (Note 5). The Company reflected this asset as held for sale at December 31, 1998.

     Effective May 31, 1999, the Company disposed of the stock of its White Knight subsidiary for cash proceeds of $8.2 million. These proceeds were used to reduce outstanding borrowings under the Company's Credit Agreement (Note 5).

     On July 12, 1999, the Company disposed of substantially all of the assets of its MedSurg subsidiary and entered into a license agreement with Allegiance Healthcare Corporation ("Allegiance") (Note 10), for net proceeds of $28.6 million, consisting of $25.5 million in cash and a $3.1 million escrow receivable (the "Disposition Escrow Account"). The escrow is to be paid upon the satisfaction by the Company of certain covenants included in the sale agreement. In conjunction with the sale, the Company recorded a gain of $628,000. A portion of the proceeds was used to repay the then remaining outstanding borrowings under the Company's Credit Agreement (Note 5).

     On February 16, 2000, Allegiance deposited an additional $1.2 million into the Disposition Escrow Account related to costs the Company incurred in 2000 on Allegiance's behalf. (Note 8).

     At December 31, 1999 and 1998, net assets held for sale are comprised of the following:


                         (in thousands)                1999                1998
                         --------------                ----                ----
     Assets:
          Accounts Receivable                             -           $   3,589
          Inventory (LIFO basis in 1998)          $   4,846               6,156
          Prepaid inventory (LIFO basis in 1998)          -                 588
          Prepaid expenses and other assets               -                  71
          Property and equipment, net                     -               2,000
          Other assets                                    -                  73
                                                  _________           __________
               Total assets                           4,846              12,477



     Liabilities:
          Accounts payable                            3,211               1,441
          Bank overdraft                                  -                 361
          Accrued compensation                            -                 261
          Accrued expenses                            1,635                 525
          Long-term debt                                  -                  16
                                                  _________           __________
               Total liabilities                  $   4,846           $   2,604
                                                  ---------           ---------

               Net assets held for sale           $      -            $   9,873
                                                  ========            =========


     On January 31, 2000 the Company transferred title of the remaining net assets held-for-sale to Allegiance. The effect of not depreciating net assets held for sale was $272,000, $3.1 million and $0 in 1999, 1998 and 1997, respectively.

     The following represents the results of operations (including impairment charges) of the entities that were disposed of for the years ended December 31, 1999 and 1998, respectively:


               (in thousands, except per share data)      1999             1998
               -------------------------------------      ----             ----

     Net sales                                         $ 38,673       $  97,821
     Net loss                                              (509)        (18,553)
     Net loss per share - Basic and Diluted               (0.01)          (0.47)

3.   IMPAIRMENT LOSS

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

                         (in thousands)
                         --------------
     Write-down of property and equipment                        $  34,516
     Write-down of intangible assets                                22,794
                                                                    ------
                                                                 $  57,310
                                                                 =========

     In conjunction with the 1998 disposition of the Company's White Knight Industrial and Struble and Moffit divisions (Note 2), the Company recorded additional impairment and other charges totaling $7.0 million to adjust the carrying values of the net assets to their fair market values based upon actual consideration received. The following charges were recorded:

                         (in thousands)
                         --------------

     Write-down of inventory (1)                                 $     900
     Write-down of accounts receivable (2)                             300
     Write-down of property and equipment (3)                        5,800
                                                                     -----
                                                                 $   7,000
                                                                 =========

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

     In conjunction with the May 31, 1999 disposition of White Knight (Note 2), the Company recorded an additional impairment charge of $769,000 to adjust the carrying values of the related net assets to their fair market values based upon actual consideration received.

4.   INVENTORIES

     Inventories are summarized by major classification at December 31, 1999 and 1998 as follows:


               (in thousands)                         1999                1998
               --------------                         ----                ----

     Raw materials                                $  12,056           $  12,527
     Work-in-process                                  1,389               1,733
     Finished goods                                  12,199              11,569
                                                     ------              ------
                                                     25,644              25,829

     Less reserves for:
       Slow moving and obsolete inventory             1,608               2,182
                                                      -----               -----
          Inventory, net                           $ 24,036           $  23,647
                                                   ========           =========

     At December 31, 1998, the Company's LIFO inventory is included as a component of net assets held for sale.

     At December 31, 1999 and 1998, net OREX inventory is approximately $7.2 million and $4.9 million, respectively.

5.   LONG-TERM DEBT

     The Credit Agreement

     The Company is party to a credit agreement between the Company and a Bank (the "Credit Agreement"). As amended through December 31, 1999, the Credit Agreement provides for a $15.0 million revolving credit facility, which matures on June 30, 2000. Borrowings under the facility are based on the lesser of a percentage of eligible accounts receivable and inventory or $15.0 million, less any outstanding letters of credit issued under the Credit Agreement. Borrowing availability under the facility at December 31, 1999 was $12.8 million. Revolving credit borrowings bear interest, at the Company's option, at either the Alternate Base Rate, plus an Interest Margin, as defined, ("Interest Margin") or LIBOR plus an Interest Margin (6.6% at December 31, 1999). Outstanding borrowings under the revolving credit facility were $0 and $23.1 million at December 31, 1999 and 1998, respectively.

     The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization ("EBITDA") and net worth, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At December 31, 1999, the Company was in compliance with these covenants.

     The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. Outstanding letters of credit at December 31, 1999 were $50,000. The Credit Agreement also provides for a fee of .25% per annum on the unused commitment, an annual collateral monitoring fee of $50,000 and an outstanding letter of credit fee of up to 2.0% per annum. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, property and equipment and general intangibles, as defined, and are guaranteed by the Company.

     Other Long-Term Debt

     The Company is obligated under certain long-term notes payable, relating primarily to acquisitions by Microtek, which aggregated $2.6 million and $3.1 million at December 31, 1999 and 1998, respectively. These obligations bear interest at rates ranging from 6.1% to 9.5% and mature through November 2000. Two of the acquisition notes payable aggregating $2.4 million and $2.8 million at December 31, 1999 and 1998, respectively, are subordinated to the Credit Agreement.

     The carrying value of long-term debt at December 31, 1999 and 1998 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

     In 1998 the Company recorded an extraordinary gain for $1.4 million, relating to the extinguishment of a $1.3 million 7.0% note payable to a former customer of the White Knight subsidiary. The note was to be settled by trade discounts to be received on purchases of White Knight products through January, 2000. During 1996, this customer was acquired by a competitor and subsequently discontinued its purchases of White Knight products.

6.   LEASES

     The Company leases office, manufacturing and warehouse space and equipment under operating lease agreements expiring through 2007. Rent expense was $2.1 million, $2.8 million and $2.6 million in 1999, 1998 and 1997, respectively. At December 31, 1999, minimum future rental payments under these leases are as follows:


                    (in thousands)
                    --------------

     2000                                                   $  1,075
     2001                                                        739
     2002                                                        608
     2003                                                        373
     2004                                                        213
     Thereafter                                                  480
                                                                 ---
          Total minimum payments                            $  3,488
                                                            ========

     The Company may, at its option, extend certain of its office, manufacturing and warehouse space lease terms through various dates.

7.   INCOME TAXES

     The income tax provision is summarized as follows:

                    (in thousands)           1999           1998           1997
                    --------------           ----           ----           ----

     Current:
          Federal                       $     466
          State                               454                     $     80
          Foreign                             154      $    540            274
                                        ---------      --------       --------
                                            1,074           540            354
     Deferred:
          Federal                               -             -              -
          State                                 -             -              -
                                        ---------      --------       --------

     Tax expense resulting from
     allocating employee stock
     option tax benefits to
     additional paid-in-capital               217             -              -
                                        ---------      --------       --------

          Total income tax provision    $   1,291      $    540       $    354
                                        =========      ========       ========


     During  1999,  the  Company  recognized  $217,000  in income  tax  benefits associated with the exercise of employee stock options. The benefits recognized related to compensation expense deductions generated during 1996. These income tax benefits were recorded in the accompanying consolidated financial statements as additional paid-in capital.

     The income tax provision allocated to continuing operations using the federal statutory tax rate differs from the actual income tax provision as follows:

          (in thousands)                               December 31
          ______________      _________________________________________________________________

                                   1999                1998                     1997
                              _________________________________________________________________

     Federal statutory rate   $    1,356     34%  $    (6,494)   (34%)     $    (31,535)  (34)%
     State taxes, net of
          federal benefit            300      8             -       -                 -     -
     Items not deductible
          for tax purposes         3,045     76         1,323      7             1,652      2
     Other, net                     (124)    (3)          159      1               (12)     -
     Valuation allowance          (3,286)   (83)        5,552     29       $    30,249     32
                                   -----     --         -----     --       ------------    --
     Total                    $    1,291     32%  $       540      3%      $        354     -%
                              ==========     ==   ===========    ====      ============   ====


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Deferred income taxes as of December 31, 1999 and 1998 are as follows:

                                                                      December 31,
                                                                      -------------
               (in thousands)                               1999                         1998
               --------------                               ----                          ----
     Deferred income tax assets (liabilities):
          Allowance for doubtful accounts              $         185             $         348
          Inventory                                            3,610                     8,311
          Accrued expenses                                       321                     1,311
          Valuation allowance                                 (4,116)                   (9,970)
                                                       ============               ============
               Net deferred income taxes - current                 -                         -

     Operating loss carryforward                              26,318                    33,057
     Capital loss carryforward                                 5,147                         -
     Intangible assets                                          (560)                       10
     Property and equipment                                     (502)                   (1,686)
     Tax credit carryforward                                     384                       242
     Deferred license revenue                                  3,416                         -
     Valuation allowance                                     (34,303)                  (31,623)
                                                        ============               ============
          Net deferred income taxes - noncurrent                   -                          -
                                                        ============               ============
          Net deferred income taxes                     $          -              $           -
                                                        ============               ============

     Gross deferred income tax assets and liabilities equaled $39.4 million and $1.1 million, respectively, at December 31, 1999 and $43.3 million and $1.7 million, respectively, at December 31, 1998.

     During 1997, the Company increased its valuation allowance by $30.2 million to $36.0 million. During 1998, the Company increased its valuation allowance by $5.6 million to $41.6 million. During 1999, the Company decreased its valuation allowance by $3.3 million to $38.3 million.

     At December 31, 1998, the Company had net federal and state operating loss carryforwards of $83.8 million and $76.0 million, respectively. In conjunction with the May 1999 White Knight disposition (Note 2), net federal and state operating loss carryforwards of $9.7 million and $5.7 million were transferred to the purchaser. During 1999, net federal and state operating loss carryforwards of $7.1 million and $11.6 million, respectively, were utilized to reduce taxable income. Of these loss carryforwards utilized, $1.1 million related to compensation expense associated with the exercise of employee stock options in 1996. The income tax benefit associated with this $1.1 million was recorded in the accompanying consolidated financial statements as additional paid-in capital. At December 31, 1999, the Company has net federal and state operating loss carryforwards of $67.0 million and $58.6 million, respectively, of which $3.2 million relates to compensation expense associated with the exercise of employee stock options. These loss carryforwards expire at various dates through 2019.

     At December 31, 1999, the Company has tax credit carryforwards of $384,000 of which $242,000 expires in 2003.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company's financial position or results of operations.

     In connection with the sales of several of its former businesses over the last two years, the Company has entered into various agreements with purchasers to indemnify the purchasers against certain matters, including without limitation undisclosed liabilities and breaches of representations and warranties by Isolyser. The Company is not aware of any claims for indemnification in connection with these transactions, except that Allegiance, in conjunction with the sale of MedSurg, has made certain claims relative to product returns of excess inventories, failure to disclose certain lost customer accounts and failure to complete certain manufacturing assembly services under a temporary manufacturing contract (Note 2). Under the terms of the contract with Allegiance, and in addition to the Company's general indemnification obligations to Allegiance, the Company deposited $3.1 million in the Disposition Escrow Account at the July 12, 1999 closing and an additional $1.2 million on February 16, 2000, to secure the Company's potential indemnification obligations. The Company has denied that it has any liability to Allegiance for these claims and remains in discussions with Allegiance to reach a satisfactory resolution. Both parties are in the process of resolving these matters expeditiously. Resolution of these claims by a payment from the Company or from the Disposition Escrow Account will be recorded as an adjustment to deferred licensing revenues related to the Allegiance license agreement described in
     Note 10.

9.   PRODUCT FINANCING AGREEMENT

     In  conjunction   with  the  August  11,  1998  disposition  of  the  Arden
     manufacturing facility (Note 2), the Company entered into a product financing arrangement with Thantex whereby the Company agreed to repurchase
     2.6 million pounds of OREX fiber originally sold to Thantex for $0.45 per pound, either as fiber or converted product for $0.80 per pound ratably over a four year period. Accordingly, the Company continues to record this inventory at historical carrying value and has recorded a liability for the repurchase price to Thantex in the accompanying financial statements. The difference between the repurchase price and the sale price represents deferred interest expense which is being recognized on a straight line basis over a four year period.

10.  LICENSE AGREEMENT

     In conjunction with the July 12, 1999 disposition of MedSurg (Note 2), the Company entered into a 42 month agreement which provides Allegiance with the exclusive right to market the Company's Enviroguard products in the global healthcare market. The payment of $10.5 million allocated to the agreement is being recognized as license revenue on a straight-line basis over the life of the agreement. In addition to the license fee, Allegiance agreed to purchase a minimum amount of fabric over the life of the agreement for a pre-determined price. As part of the agreement, Allegiance and the Company agreed to develop a new generation of processing systems which will compliment the Enviroguard fabric life cycle cost performance.

     The processing systems will be produced and supported by the Company and Allegiance and Allegiance will pay the Company a royalty if the products are disposed of via a publicly owned water treatment facility.

11.  SHAREHOLDERS' EQUITY

     Preferred Stock - On April 24, 1994, the Company authorized, for future issuance in one or more series or classes, 10.0 million shares of no par value preferred stock. On December 19, 1996, the Company allocated 500,000 of the authorized shares to a series of stock designated as Participating Preferred Stock.

     Stock Options - On April 28, 1992, the Company adopted a Stock Option Plan (the "1992 Plan") which, as amended, authorizes the issuance of up to 4.8 million shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options and/or alternate rights. An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company's common stock from the alternate right grant date to the exercise date. The 1992 Plan Committee may grant alternate rights in tandem with an option, but the grantee may only exercise either the right or the option. Options and/or rights under the 1992 Plan may be granted through April 27, 2002 at prices not less than 100% of the market value at the date of grant. Options and/or rights become exercisable based upon a vesting schedule determined by the 1992 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the 1992 Plan Committee. Through December 31, 1999, no alternate rights had been issued.

     The Company has also granted nonqualified stock options to certain employees, non-employees, consultants and directors to purchase shares of the Company's common stock outside of the 1992 Plan. Options granted expire in various amounts through 2001.

     In April 1995, the Company adopted a Director Stock Option Plan, which authorizes the issuance of up to 30,000 shares of common stock. At December 31, 1999, currently exercisable options for 18,000 shares were outstanding under this plan.

     In March 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"), which was approved by the shareholders on May 27, 1999. The 1999 Plan authorizes the issuance of up to 1.2 million shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options, stock appreciation rights ("SARs") and other stock awards (collectively, "Stock Awards"). Stock Awards under the 1999 Plan may be granted at prices not less than 100% of the market value at the date of grant. Options and/or SARs become exercisable based upon a vesting schedule determined by the 1999 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and SARs and other stock awards expire at the discretion of the 1999 Plan Committee. The 1999 Plan is unlimited in duration. As of December 31, 1999, there were 329,000 options outstanding under the 1999 Plan.

     A summary of option activity during the three years ended December 31, 1999 is as follows:

                                                            Weighted Average
                                             Shares          Exercise Price
                                             ------          --------------

     Outstanding - December 31, 1996         3,813,031           $ 5.65
          Granted                              642,000             4.62
          Exercised                           (213,705)            3.62
          Canceled                            (346,022)            6.27
                                              --------

     Outstanding - December 31, 1997         3,895,304             5.54
          Granted                            2,826,417             2.51
          Canceled                          (2,841,554)            5.81
                                            ----------

     Outstanding - December 31, 1998         3,880,167             3.13
          Granted                            1,115,346             2.51
          Exercised                           (555,250)            3.17
          Canceled                            (648,919)            4.28
                                              --------

     Outstanding - December 31, 1999         3,791,344           $ 2.76
                                             =========


     On February 25, 1998, the Company permitted option holders to exchange all of their stock options having an exercise price at or above $3.49 for a lesser number of replacement stock options at a new exercise price equal to the then current fair market value of a share common stock. The exchange program was made available to all then current employees except one executive officer. As a result 1,379,732 options at a weighted-average exercise price of $7.12 were exchanged for 1,034,662 options with a weighted-average exercise price of $3.37.

     In connection with the MedSurg disposition (Note 2), the Company, on various dates during 1999, canceled options for 8,106 common shares and granted new options for 9,811 common shares at market value. The FASB anticipates issuing an Interpretation of Accounting Principles Board ("APB") No. 25, Accounting for Stock Options Issued to Employees, in early 2000. Upon adoption of this Interpretation the Company will be required to prospectively account for these 9,811 options and any other options repriced after December 15, 1998, using variable plan accounting. Additionally, the Company accelerated the vesting and extended the expiration dates of options for 663,697 common shares and, accordingly, recorded $568,000 in compensation expense in the accompanying consolidated financial statements. Of these options, 300,000, with $215,000 in related compensation expense, were owned by the Company's former Chief Financial Officer.

     The  following   table   summarizes   information   pertaining  to  options
     outstanding and exercisable at December 31, 1999:

                                              Weighted
                                               Average          Weighted                     Weighted
                                              Remaining          Average                      Average
     Range of               Number           Contractual        Exercise        Number       Exercise
     Exercise Prices      Outstanding        Life (Years)        Price        Exercisable      Price
     ---------------      -----------        ------------        -----        -----------      -----
     $ 0.83 - $ 1.10          394,423             1.2            $ 0.85         370,423        $ 0.84
     $ 1.25 - $ 1.50          466,080             6.7              1.28         143,313          1.27
     $ 2.12 - $ 2.73        1,317,331             6.5              2.26         300,250          2.37
     $ 2.81 - $ 4.13        1,281,510             4.5              3.33         743,960          3.38
     $ 4.75 - $ 8.13          288,000             2.0              5.72         288,000          5.72
     $13.13 - $14.45           44,000             1.0             14.35          44,000         14.35
                               ------             ---             -----          ------         -----
                            3,791,344             4.9            $ 2.76       1,889,946        $ 3.17
                            =========             ===            ======       =========        ======

     At December 31, 1999, 1998 and 1997, exercisable options were 1,889,946, 2,481,950 and 2,969,153 respectively, at weighted average exercise prices of $3.17, $3.46 and $5.20, respectively.

     The weighted average fair value of options granted in 1999, 1998 and 1997 was $1.35, $1.48 and $2.44, respectively, using the Black Scholes option pricing model with the following assumptions:

                                        1999           1998           1997
                                        ----           ----           ----
     Dividend yield                     0.0%           0.0%           0.0%
     Expected volatility               40.3%          47.6%          44.1%
     Risk free interest rate            5.4%           5.3%           6.7%
     Forfeiture rate                    3.8%          15.7%           2.9%
     Expected life, in years            7.2            7.1            6.1

     Employee  Stock  Purchase  Plan - In April  1995,  the  Company  adopted an
     Employee Stock Purchase Plan (the "1995 ESPP") which authorized the issuance of up to 300,000 shares of common stock. Under the 1995 ESPP, employees could contribute up to 10% of their compensation toward the purchase of common stock at each year-end. The employee purchase price was derived from a formula based on fair market value of the Company's common stock. In January 1999, after all 300,000 common shares were issued, the 1995 ESPP was terminated.

     In March 1999, the Company adopted a new Employee Stock Purchase Plan (the "1999 ESPP") which authorizes the issuance of up to 700,000 shares of common stock. Under the 1999 ESPP, eligible employees may contribute up to 10% of their compensation toward the purchase of common stock at each year-end. The employee purchase price is derived from a formula based on fair market value of the Company's common stock. During 1999 the Company granted rights to purchase 34,220 shares, which were issued in January 2000. Pro forma compensation cost associated with the rights granted under the 1999 ESPP is estimated based on fair market value.

     The Company applies APB 25, and related interpretations in accounting for its stock-based compensation plans. The Company also applies the disclosure-only provisions of SFAS 123, Accounting for Stock-Based
     Compensation. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's pro forma net income (loss) and basic and diluted net income (loss) per share for 1999, 1998 and 1997 would have been as follows:


     (in thousands, except per share data)        1999                1998           1997
     -------------------------------------        ----                ----           ----
     Net income (loss)                       $    1,808          $    (20,548)    $    (94,796)
                                              ==========          ============     ============
     Net income (loss) per share Basic and
     Diluted                                 $     0.04          $      (0.51)    $      (2.41)
                                             ==========           ============     ============

     At December 31, 1999 and 1998, shares available for future grants are 1,846,000 and 829,000 under the Company option plans and the 1995 and 1999 ESPP.

     Employee Stock Ownership Plan - Effective December 1, 1992, Microtek adopted an Employee Stock Ownership Plan ("ESOP") to which the Company has the option to contribute cash or shares of the Company's common stock. During 1993, the Company contributed 16,500 common shares to the ESOP. On November 29, 1993, the Company reserved an additional 148,500 common shares at $3.64 per share for issuance to the ESOP. As consideration for the 148,500 reserved shares, the ESOP issued a $540,000 purchase loan (the "ESOP Loan") to the Company, payable in equal annual installments of $79,000, including interest at 6% commencing November 29, 1994. During each of 1999, 1998 and 1997, 16,500 reserved shares have been released, resulting in compensation expense of $49,000, $28,000 and $39,000, respectively. At December 31, 1999, 49,500 common shares with a market value of $295,000 remain unearned under the ESOP.

     The Company's contributions to the ESOP each plan year will be determined by the Board of Directors, provided that for any year in which the ESOP Loan remains outstanding the contributions by the Company are not less than the amount needed to provide the ESOP with sufficient cash to pay installments under the ESOP Loan. The Company contributed $79,392 to the ESOP during each of 1999, 1998 and 1997.

     The unearned shares reserved for issuance under the ESOP are accounted for as a reduction of shareholders' equity. The ESOP Loan is not recorded in the accompanying financial statements.

     Shareholder Rights Plan - On December 19, 1996, the Company adopted a shareholder rights plan under which one common stock purchase right is attached to and trades with each outstanding share of the Company's common stock. The rights become exercisable and transferable, apart from the common stock, ten days after a person or group, without the Company's consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 15% or more of the Company's common stock or announces or commences a tender or exchange offer that could result in 15% ownership. Once exercisable, each right entitles the holder to purchase one one-hundredth of a share of Participating Preferred Stock at a price of $60.00 per one one-hundredth of a Preferred Share, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expire on December 31, 2006, and are redeemable at the discretion of the Board of Directors at $.001 per right.

     If a person acquires 15% ownership, other than via an offer approved by the Company under the shareholder rights plan, then each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right's exercise price, common stock or common stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquirer obtains 15% ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right's exercise price, shares of common stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price.

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

12.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

13.  SIGNIFICANT CUSTOMERS AND CERTAIN CONCENTRATIONS

     The Company generated 15%, 22% and 20% of its sales from a single customer in 1999, 1998 and 1997, respectively. The related accounts receivable from these customers were $2.1 million, $2.5 million and $2.4 million at December 31, 1999, 1998 and 1997, respectively.

     Included in the Company's consolidated balance sheet at December 31, 1999 are the net assets of the Company's manufacturing facilities located in the United Kingdom, China, Mexico and the Dominican Republic, which total $8.2 million. Only the manufacturing facility in the United Kingdom sells products to external customers. Sales from the United Kingdom were $4.4 million, $4.5 million and $4.5 million in 1999, 1998 and 1997, respectively.

     At December 31, 1999, none of the Company's labor force is covered under a collective bargaining agreement.

14.  RETIREMENT PLANS

     The Company maintains a 401(k) retirement plan covering employees who meet certain age and length of service requirements, as defined. The Company matches a portion of employee contributions to the plans either in cash or shares of the Company's common stock. Vesting in the Company's matching contributions is based on years of continuous service. The Company contributed stock with a fair value of $576,000, $501,000 and $510,000 to the plan during 1999, 1998 and 1997, respectively.

15.  SUBSEQUENT EVENT

     On February 11, 2000 the Company paid $259,000 for approximately 13.0% interest in Consolidated Ecoprogress Technology, Inc, a Canadian technology marketing company trading on the Vancouver Securities Exchange. Consolidated Ecoprogress offers the Company an entry into certain technologies which compliment the Company's product offering and open the opportunity to enter the consumer disposables market with unique product positioning.

16.  UNAUDITED QUARTERLY FINANCIAL  INFORMATION

     (in thousands, except per share data)

     Year Ended                                           Quarter
     December 31,                       First     Second         Third        Fourth
     ------------                       -----     ------         -----        ------
     1999
     ----
     Net sales                          $34,769    $32,251       $17,053      $14,981
     Gross profit                        10,970     12,827         7,340        5,947
     Net income (loss)                     (367)       984         1,310(1)       770

     Income (loss) per common share -
      Basic and Diluted                   (0.01)      0.02          0.03         0.02


     1998
     ----
     Net sales                          $41,230     $38,874      $36,112      $31,427
     Gross profit                        10,642       8,742(2)     9,973        8,350
     Loss before extraordinary item      (1,287)     (9,260)(3)   (2,056)      (7,038)(4)
     Net loss                            (1,287)     (9,260)      (2,056)      (5,634)(5)

     Loss per common share -
      Basic & Diluted                     (0.03)      (0.23)       (0.05)       (0.15)


     (1)  Includes $769,000 of impairment charges (Note 3)

     (2)  Includes $900,000 of inventory write-downs.

     (3)  Includes $6.5 million of impairment and other charges (Note 3).

     (4)  Includes $2.1 million of impairment charges (Note 3).

     (5) Includes an extraordinary gain of $1.4 million net of tax benefit of $0, relating to the extinguishment of debt (Note 5).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
________________________________________________________________________________

                                        Balance of
                                        Beginning      Charged to                      Balance of
     Description                        of Period      Expense        Deductions(1)  End of Period
     -----------                        ---------      -------        -------------  -------------

Year ended December 31,1997:
Allowance for doubtful trade accounts
  receivable                            $    1,702     $    375       $    (433)     $    1,644
                                        ==========     ========       =========      ==========

Reserve for obsolete and slow-moving
  inventories                           $   10,041     $ 14,694       $  (2,324)     $   22,411
                                        ==========     ========       =========      ==========

Year ended December 31, 1998:
Allowance for doubtful trade accounts
  receivable                            $    1,644     $    291       $    (896)     $    1,039
                                        ==========     ========       =========      ==========

Reserve for obsolete and slow-moving
  inventories                           $   22,411     $     43       $ (20,272)(2)  $    2,182
                                        ==========     ========       =========      ==========

Year ended December 31, 1999:
Allowance for doubtful trade accounts
  receivable                            $    1,039     $    249       $    (459)     $      829
                                        ==========     ========       =========      ==========
Reserve for obsolete and slow-moving
  inventories                           $    2,182     $    134       $    (708)     $    1,608
                                        ==========     ========       =========      ==========



(1)  "Deductions"   represent   amounts  written  off  during  the  period  less
     recoveries of amounts previously written off.

(2)  Represents inventory written off.