Form 10-Q
period 2000-03-30
ISOLYSER CO INC /GA/
filed 2000-05-15
CIK 929299

1233344v1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended            March 31, 2000         Commission File No.  0-24866
                             ---------------                             -------


                             ISOLYSER COMPANY, INC.
             (Exact name of Registrant as specified in its charter)


          Georgia                                           58-1746149
          -------                                           ----------
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

Yes   X     No ____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                                Outstanding at May 12, 2000
-----                                                ---------------------------

Common Stock, $.001 par value                                41,402,028

                                                 ISOLYSER COMPANY, INC.
                                          Condensed Consolidated Balance Sheets
                                                     (in thousands)
                                                         (unaudited)
              Assets                                   March 31, 2000           December 31,1999
                                                       -----------------------------------------
Current assets
        Cash and cash equivalents                      $      15,155            $      17,006
        Accounts receivable, net                              14,697                   13,773
        Disposition escrow account                             4,330                    3,130
        Inventories, net                                      22,696                   24,036
        Prepaid expenses and other assets                      1,881                    1,298
                                                       ------------------------------------------
                                                       ------------------------------------------
               Total current assets                           58,759                   59,243
                                                       ------------------------------------------

Property, plant and equipment                                 21,989                   21,583
        Less accumulated depreciation                        (13,595)                  12,990)
                                                       ------------------------------------------
               Property, plant, and equipment, net             8,394                    8,593
                                                       ------------------------------------------
Investment in equity securities                                4,489                    3,605
Intangibles and other assets, net                             22,995                   23,898
                                                       ------------------------------------------
               Total assets                            $      94,637            $      95,339
                                                       ==========================================

       Liabilities and Shareholders' Equity

Current liabilities
        Accounts payable                               $       3,206            $       4,340
        Bank overdraft                                           314                      565
        Current installments of long term debt                 2,596                    2,615
        Current portion of deferred licensing revenue          3,000                    3,000
        Current portion of product financing arrangement         520                      520
        Accrued expenses                                       2,052                    2,653
                                                      ------------------------------------------
               Total current liabilities                      11,688                   13,693
                                                      ------------------------------------------
Long term deferred licensing revenue                           5,250                    6,000
Other liabilities                                                794                      924
                                                      ------------------------------------------
               Total liabilities                              17,732                   20,617
                                                      ------------------------------------------

Shareholders' equity
        Common stock                                              42                       41
        Additional paid in capital                           208,167                  206,600
        Accumulated deficit                                 (131,282)                (131,283)
        Unrealized gain on available for
          sale securities                                        636                        -
        Cumulative translation adjustment                        (44)                     (22)
        Unearned shares restricted to
          employee stock ownership plan                         (180)                     (180)
                                                      -----------------------------------------
                                                              77,339                    75,156
Treasury shares, at cost                                        (434)                     (434)
                                                      -----------------------------------------
        Total shareholders' equity                            76,905                    74,722
                                                      ----------------------------------------
               Total liabilities
               and shareholders' equity               $       94,637              $     95,339
                                                      ========================================


                                          ISOLYSER COMPANY, INC.
              Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
                                  (in thousands, except per share data)
                                               (unaudited)

                                                            Three months ended        Three months ended
                                                              March 31, 2000            March 31, 1999
                                                          -----------------------    ----------------------

Net product sales                                                 $       13,265     $       34,769
Licensing revenue                                                            750                  -
                                                          -----------------------    ----------------------
                Total revenues                                            14,015             34,769

Cost of products sold                                                      7,902             23,799
                                                          -----------------------    ----------------------
                Gross profit                                               6,113             10,970

Operating expenses:
       Selling, general and administrative                                 5,002              9,406
       Research and development                                              816                700
       Amortization                                                          279                452
                                                          -----------------------    ----------------------
                Total operating expenses                                   6,097             10,558
                                                          -----------------------    ----------------------
Income from operations                                                        16                412
Interest income                                                              169                 51
Interest expense                                                            (142)              (625)
                                                          -----------------------    ----------------------
Income (loss) before income tax expense                                       43               (162)

Income tax expense                                                            41                205
                                                          -----------------------    ----------------------
Net income (loss)                                                   $          2        $      (367)
                                                          =======================    ======================
Other comprehensive income (loss)
         Foreign currency translation gain (loss)                            (22)                51
         Unrealized gain on available for sale securities                    636                  -
                                                          -----------------------    ----------------------
Comprehensive income (loss)                                         $        616       $       (316)
                                                          =======================    ======================

Net income (loss) per common share  - basic
   and diluted                                                     $        0.00       $      (0.01)
                                                          =======================    ======================

Basic weighted average number of common
  shares outstanding                                                      40,898             39,836
                                                          =======================    ======================

Diluted weighted average number of common
  shares outstanding                                                      43,804             39,836
                                                          =======================    ======================



                                                     ISOLYSER COMPANY, INC.
                                         Condensed Consolidated Statement of Cash Flows
                                                         (in thousands)
                                                          (unaudited)
                                                                        Three months ended    Three months ended
                                                                           March 31, 2000        March 31, 1999
                                                                        --------------------------------------------

Cash flows from operating activities:
   Net income (loss)                                                       $          2           $       (367)
Adjustments to reconcile net income (loss) to net cash used in
Operating activities:
   Depreciation                                                                      605                   982
   Amortization                                                                      391                   441
   Provision for doubtful accounts                                                    30                    33
   Licensing revenue                                                                (750)                    -
   Provision for obsolete and slow moving inventory                                    -                   165
   Changes in assets and liabilities, net of effects
     from disposed businesses                                                     (2,619)               (4,055)
                                                                        --------------------------------------------
Net cash used in operating activities                                             (2,341)               (2,801)
                                                                        --------------------------------------------

Cash flows from investing activities:
   Purchase of and deposits for property, plant and equipment                       (406)                 (400)
   Investment in available for sale securities                                      (249)                    -
   Disposition proceeds                                                                 -                1,958
                                                                        --------------------------------------------
Net cash provided by (used in) investing activities                                 (655)                1,558
                                                                        --------------------------------------------

Cash flows from financing activities:
   Net repayments under credit agreements                                              -                  (397)
   Changes in bank overdraft                                                        (251)                  469
   Net repayments under notes payable                                               (149)                 (146)
   Proceeds from exercise of stock options                                         1,566                     -
   Proceeds from issuance of common stock                                              1                   128
                                                                        --------------------------------------------
Net cash provided by financing activities                                          1,167                    54
                                                                        --------------------------------------------
Effect of exchange rate changes on cash                                              (22)                   51
Net decrease in cash and cash equivalents                                         (1,851)               (1,138)
Cash and cash equivalents at beginning of period                                  17,006                 7,325
                                                                        -------------------------------------------
Cash and cash equivalents at end of period                                 $      15,155         $       6,187
                                                                        ============================================



                             ISOLYSER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1) In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2) Inventories are stated at the lower of cost or market and are summarized as follows:

     (in thousands)               March 31, 2000       December 31, 1999
     --------------               --------------       -----------------

Raw materials and supplies           $  11,401         $  12,056
Work in process                          1,174             1,389
Finished goods                                            12,199
                                        11,433
                                      ----------       ----------
         Total                          24,008            25,644


Reserve for excess, slow moving
     and obsolete inventory             (1,312)           (1,608)
                                     ------------      -----------
         Total                       $  22,696         $  24,036
                                     ============      ===========

At March 31, 2000 and December 31, 1999 the net OREX inventory is approximately $7.0 million and $7.2 million, respectively.

3) The remaining net assets of the MedSurg subsidiary at December 31, 1999 were classified as held for sale in the accompanying condensed consolidated financial statements. Title to these assets transferred to Allegiance on January 31, 2000. They were comprised of the following:

(in thousands)                                  December 31, 1999
                                             --------------------------
Assets:
    Inventory                               $              4,846
                                             -------------------------
           Total Assets                                    4,846
Liabilities:
    Accounts payable                                       3,211
    Accrued liabilites                                     1,635
                                             --------------------------
           Total Liabilities                               4,846

    Net assets held for sale                 $                 -
                                             ==========================

On March 31, 1999, the Company disposed of its former corporate headquarters for proceeds of approximately $1.9 million. Effective May 31, 1999, the Company disposed of the stock of its White Knight subsidiary ("White Knight") for proceeds of approximately $8.2 million. These proceeds were used to reduce outstanding borrowings under the Company's Credit Agreement.

On July 12, 1999, the Company disposed of substantially all of the assets of its MedSurg subsidiary and entered into an OREX License and Supply Agreement (the "License Agreement") with Allegiance Healthcare Corporation ("Allegiance") for net proceeds of $28.6 million, consisting of $25.5 million in cash and a $3.1 million escrow receivable (the "Disposition Escrow Account"). A portion of these proceeds were used to pay-off the remaining balance of the Company's Credit Agreement. As part of the sale of MedSurg assets, title to certain MedSurg assets and liabilities transferred to Allegiance on January 31, 2000. The escrow is to be paid upon the satisfaction by the Company of certain covenants included in the sale agreement. On February 16, 2000, Allegiance deposited an additional $1.2 million into the Disposition Escrow Account related to costs the Company incurred in 2000 on Allegiance's behalf.

Allegiance has made certain claims relative to product returns of excess inventories, failure to disclose certain lost customer accounts and failure to complete certain manufacturing assembly services under a temporary manufacturing contract. The Company has denied that it has any liability to Allegiance for these claims and remains in discussions with Allegiance to expeditiously reach a satisfactory conclusion.

The following represents the results of operations of the above noted disposed entities for the three months ended March 31, 1999:

                                        THREE MONTHS ENDED MARCH 31, 1999
                                        ---------------------------------
(in thousands, except per share data)

Net revenues                                        $20,335
Net loss                                               (707)
Net loss per share - basic                          $ (0.02)

4) Basic per share earnings (loss) is computed using the weighted average number of common shares outstanding for the period. Diluted per share earnings (loss) is computed including the dilutive effect of all contingently issuable shares. The difference between basic and diluted weighted average shares is attributable to 2.9 million stock options for the three months ended March 31, 2000. There were no dilutive stock options outstanding for the three months ended March 31, 1999.

5) On February 11, 2000 the Company paid $249,000 in cash for a 13.0% interest in Consolidated Ecoprogress Technology, Inc. ("CES"). CES is a Canadian environmental technology company focused on being a leader in developing and selling biodegradable and disposable absorbent products such as diapers,feminine hygiene, adult incontinence and other products. This investment is classified in accordance with Statement of Financial Accounting Standards ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities, as available for sale securities and is stated at market value. Any change in market value between periods is included as a component of shareholders' equity. The value of this investment as of March 31, 2000 was $885,000.


ITEM 2.
-------

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS RESULTS OF OPERATIONS
--------------------------------

Net revenues for the three months ended March 31, 2000 (the "2000 Quarter") were $14.0 million compared to $34.8 million for the three months ended March 31, 1999 (the "1999 Quarter"). Excluding sales of White Knight and MedSurg (businesses disposed of in 1999), net revenues in the 1999 Quarter were $14.4 million, which reflects a decrease of 2.9% in 2000 Quarter net revenues compared to adjusted net revenues in the 1999 Quarter. Net revenues from sales of Microtek products were $12.6 million during the 2000 Quarter as compared to $13.7 million during the 1999 Quarter, a decrease of 7.4%. This decrease was primarily a result of the effect of a short-term manufacturing contract with Allegiance during the 1999 Quarter with no comparable sales in the 2000 Quarter. Net revenues from sales of safety products were $1.8 million during the 2000 Quarter as compared to $2.2 million in the 1999 Quarter, or a decline of 19.7%. The decline reflects a reduction in LTS product revenues.

Net revenues of OREX Technologies International ("OTI") were $1.3 million during the 2000 Quarter as compared to $769,000 during the 1999 Quarter. In April 1999 the Company introduced new OREX degradable products to the healthcare industry under the Enviroguard trademark, which uses a hydroentanglement manufacturing process to produce a spunlaced fabric. The Company's future performance will depend to a substantial degree upon market acceptance of this product and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables and Enviroguard lines of products at acceptable profit margins. In connection with the July 12, 1999 sale by the Company of the assets of MedSurg to Allegiance, the Company granted to Allegiance a worldwide exclusive license to Isolyser's OREX and Enviroguard proprietary technologies to make, use and sell products made from material which can be dissolved and disposed of through a sanitary sewer system for healthcare applications. Net revenues for the 2000 Quarter include $750,000 of licensing revenues attributable to the License Agreement. There can be no assurances that OREX Degradables or Enviroguard products will achieve or maintain substantial acceptance in their target markets. See the risks described under "Risk Factors" in the Company's Annual Report on Form 10-K for the period ending December 31, 1999 (the "1999 Annual Report") including, without limitation, "Risk Factors-History of Net Losses," "-Marketing Risks affecting OREX Products" and "-Manufacturing and Supply Risks".

Gross profit for the 2000 Quarter was $6.1 million, or 43.6% of net revenues, as compared to $11.0 million, or 31.6% of net revenues, in the 1999 Quarter. The improvement in gross margin is attributable to improved gross profit at OTI, primarily due to licensing revenues from the Allegiance License Agreement, and improvements in sales mix associated with the cessation of sales of lower margin products due to divestiture transactions. Microtek's gross profit declined $1.2 million or 19.6% in the 2000 Quarter as compared to the 1999 Quarter. This decline resulted primarily from the completion of the aforementioned short-term manufacturing contract for a customer in 1999.

Selling, general and administrative expenses were $5.0 million, or 35.7% of net revenues, in the 2000 Quarter, as compared to $9.4 million, or 27.1% of net revenues, in the 1999 Quarter. The reduction in absolute selling, general and administrative expenses was due primarily to the sale by the Company of the White Knight and MedSurg operations. The increase in selling, general and administrative costs as a percentage of revenues was due to the reduction in revenues associated with the divestiture of these operations. The Company's White Knight and MedSurg subsidiaries had lower selling, general and administrative costs as a percentage of revenues. Although Microtek's selling, general and administrative cost to sales ratio is higher than White Knight and MedSurg, Microtek's gross margins are also significantly higher. During the 2000 Quarter, Microtek increased its selling, general and administrative cost as a percentage of revenues by 3.5% as compared to the 1999 Quarter. This was primarily due to lower revenues, as actual selling, general and administrative expenses declined slightly.

Research and development expenses were $816,000 or 5.8% of net revenues in the 2000 Quarter as compared to $700,000, or 2.0% of net revenues in the 1999 Quarter. The decline in research and development expense is primarily related to reduced costs associated with the development and registration of the Company's LTS Plus product as well as reduced development cost associated with the introduction of the Company's Enviroguard product line.

Amortization was $279,000 in the 2000 Quarter as compared to $452,000 in the 1999 Quarter. The decline in amortization expenses was primarily due to the sale of White Knight and disposition of certain assets of the Company's MedSurg subsidiary.

The resulting income from operations was $16,000 for the 2000 Quarter as compared to $412,000 for the 1999 Quarter.

Interest income, net of interest expense, was $27,000 in the 2000 Quarter as compared to a net expense of $574,000 in the 1999 Quarter. The decline in interest expense is attributed to reduced borrowings during the 2000 Quarter, as compared to 1999, as a result of the disposition of the aforementioned assets during 1999.

Provision for income taxes reflects expenses of $41,000 and $205,000 in the 2000 and 1999 Quarters, respectively.

The resulting net income was $2,000 for the 2000 Quarter as compared to a net loss of $367,000 in the 1999 Quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2000, the Company's cash and equivalents totaled $15.2 million as compared to $17.0 million at December 31, 1999. During the 2000 Quarter, the Company used $2.3 million of cash from operating activities as compared to a use of $2.8 million in the 1999 Quarter. During the 2000 Quarter, the Company incurred costs on Allegiance's behalf totaling $1.2 million. Allegiance subsequently deposited an additional $1.2 million into the Disposition Escrow Account (Note 3).

The Company used $655,000 in investing activities during the 2000 Quarter as compared to $1.6 million generated by investing activities during the 1999 Quarter. During the 2000 Quarter the Company invested $249,000 in Consolidated Ecoprogress Technology, Inc. (Note 5).

During the 2000 Quarter, the Company generated $1.2 million in cash from financing activities compared to $54,000 generated in the 1999 Quarter. Proceeds from the exercise of stock options provided $1.6 million in the 2000 Quarter.

As more fully described in the Company's 1999 Annual Report, the Company maintains a $15.0 million credit agreement (as amended to date, the "Credit Agreement") with a bank consisting of a revolving credit facility maturing on June 30, 2000. Borrowing availability under the revolving credit facility at March 31, 2000 was approximately $11.7 million. The Company had no outstanding borrowings under the revolving credit facility at March 31, 2000. The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no letters of credit outstanding at March 31, 2000. At March 31, 2000, the Company was not in compliance with the EBITDA covenant contained in the Credit Agreement, but has obtained a waiver dated May 2, 2000 of this violation from the bank.

Based upon its current business plan, the Company expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. Currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuance of common stock. There can be no assurances that the Company could obtain any required additional debt financing or successfully consummate an issuance of common stock on terms favorable to the Company, if at all.

FORWARD LOOKING STATEMENTS
--------------------------

Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's 1999 Annual Report including, without limitation, those described under "Risk Factors - History of Net Losses", "-Marketing Risks affecting OREX Products", "-Manufacturing and Supply Risks", "-Regulatory Risks", "-Competition", and "-Claims Arising from Divestitures".

ITEM 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company's greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At March 31, 2000, the Company has no long-term or short-term debt that bears interest at floating rates. However, should the Company incur borrowings under its Credit Agreement, such borrowings would bear interest at variable rates. Because these rates are variable, an increase in interest rates would result in additional interest expense and a reduction in interest rates would result in reduced interest expense.

                                     PART II

                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS
-------           -----------------

Not applicable.

ITEM 2.           CHANGES IN SECURITIES AND USES OF PROCEEDS
-------           ------------------------------------------

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

ITEM 3.           DEFAULT UPON SENIOR SECURITIES
-------           ------------------------------

At March 31, 2000, the Company was not in compliance with the EBITDA covenant contained in the Credit Agreement, but has obtained a waiver dated May 2, 2000 of this violation from its senior lender.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
-------           --------------------------------------------------

None.

ITEM 5.           OTHER INFORMATION
-------           -----------------

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

(a)         Exhibits:

Exhibit
 No.        Description
 ---        -----------

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



(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83474).

(2) Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 29, 1996.

(4) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 20, 1996.


(b)  The Company filed no current reports on Form 8-K during the 2000 Quarter.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2000.


                                  ISOLYSER COMPANY, INC.



                                  By:   /s/ Migirdic Nalbantyan
                                        --------------------------------
                                        Migirdic Nalbantyan
                                        President & CEO
                                        (principal executive officer)



                                  By:   /s/ James C. Rushing, III
                                        --------------------------------
                                        Chief Financial Officer
                                        (principal financial officer)