Form 10-Q
period 2000-06-30
ISOLYSER CO INC /GA/
filed 2000-08-14
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended June 30, 2000             Commission File No. 0-24866


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

Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                             Outstanding at August 11, 2000
-----                                             ------------------------------

Common Stock, $.001 par value                              41,558,264

                             ISOLYSER COMPANY, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                             (unaudited)
                             ASSETS                         JUNE 30, 2000         DECEMBER 31, 1999
                             ------
                                                          --------------------------------------
Current assets
       Cash and cash equivalents                          $        15,733        $    17,006
       Accounts receivable, net                                    14,510             13,773
       Disposition escrow account                                   4,330              3,130
       Inventories, net                                            22,002             24,036
       Prepaid expenses and other assets                            2,017              1,298
                                                          ------------------------------------
              Total current assets                                 58,592             59,243
                                                          ------------------------------------

Property, plant and equipment                                      22,256             21,583
       Less accumulated depreciation                              (14,154)           (12,990)
                                                          -----------------------------------
              Property, plant, and equipment, net                   8,102              8,593
                                                          -----------------------------------

Investment in equity securities                                     4,198              3,605
Intangibles and other assets, net                                  22,547             23,898
                                                          -----------------------------------
              Total assets                                $        93,439        $    95,339
                                                          ===================================

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Accounts payable                                   $         3,510        $     4,340
       Bank overdraft                                                 208                565
       Current installments of long term debt                       2,503              2,615
       Current portion of deferred licensing revenue                3,019              3,000
       Current portion of product financing arrangement               520                520
       Accrued expenses                                             2,108              2,653
                                                          ----------------------------------
              Total current liabilities                            11,868             13,693
                                                          ----------------------------------

Long term deferred licensing revenue                                4,500              6,000
Other liabilities                                                     671                924
                                                          ----------------------------------
              Total liabilities                                    17,039             20,617
                                                          ----------------------------------

Shareholders' equity
       Common stock                                                    41                 41
       Additional paid in capital                                 208,276            206,600
       Accumulated deficit                                       (131,171)          (131,283)
       Unrealized gain on available for sale securities               344                  -
       Cumulative translation adjustment                             (140)               (22)
       Unearned shares restricted to employee stock
              ownership plan                                         (180)              (180)
                                                          ----------------------------------
                                                                   77,170             75,156
Treasury shares, at cost                                             (770)              (434)
                                                          ----------------------------------
                                                          ----------------------------------
       Total shareholders' equity
                                                                   76,400             74,722
                                                          ----------------------------------

              Total liabilities and shareholders' equity  $        93,439        $    95,339
                                                          ==================================


                                                        ISOLYSER COMPANY, INC.
                            Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                                (in thousands, except per share data)
                                                             (unaudited)
                                                       THREE MONTHS      THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                           ENDED             ENDED              ENDED             ENDED
                                                       JUNE 30, 2000     JUNE 30, 1999      JUNE 30, 2000     JUNE 30, 1999
                                                       -------------     -------------      -------------     -------------

Net product sales                                      $      13,678     $      32,251      $    26,943       $    67,020
Licensing revenue                                                750                  -           1,500                 -
                Total revenues                                14,428            32,251           28,443            67,020

Cost of products sold                                          7,770            19,424           15,673            43,223
                                                       -------------     -------------      ------------      -------------
                Gross profit                                   6,658            12,827           12,770            23,797

Operating expenses:
       Selling, general and administrative                     5,336             8,357           10,336            17,764
       Research and development                                  836               712            1,652             1,412
       Amortization                                              279               446              559               897
       Impairment loss                                             -             1,590                -             1,590
                                                       -------------     -------------      ------------      -------------
         Total operating expenses                              6,451            11,105           12,547            21,663
                                                       -------------     -------------      ------------      -------------
Income from operations                                           207             1,722              223             2,134

Interest and other income                                        190                32              363                82
Interest expense                                                (204)             (588)            (350)           (1,212)
                                                       -------------     -------------      ------------      -------------
Income (loss) before income tax expense                          193             1,166              236             1,004
Income tax expense                                                82               182              123                387
                                                       -------------     -------------      ------------      -------------
Net income (loss)                                      $         111       $       984       $      113         $      617
                                                       =============     =============      ============      =============
Other comprehensive income (loss)
    Foreign currency translation gain (loss)                     (96)              (37)            (118)               15
    Unrealized gain (loss) on available for sale
    securities                                                  (292)                -              344                 -
                                                       -------------     -------------      ------------      -------------

Comprehensive income (loss)                            $        (277)      $        947       $     339                 -
                                                       =============     ==============     ============      =============
Net income (loss) per common share  - basic
   and diluted                                         $        0.00       $       0.02       $    0.00         $    0.02
                                                       =============     ==============     ============      =============
Basic weighted average number of common
  shares outstanding                                          41,362             40,126          41,129            40,040
                                                       =============     ==============     ============      =============
Diluted weighted average number of common
  shares outstanding                                          44,224             41,221          44,024            40,555
                                                       =============     ==============     ============      =============

                                                                   ISOLYSER COMPANY, INC.
                                                       Condensed Consolidated Statements of Cash Flows
                                                                       (in thousands)
                                                                        (unaudited)



                                                                                      Six months            Six months
                                                                                        ended                  ended
                                                                                    June 30, 2000          June 30, 1999


Cash flows from operating activities:

         Net income (loss)                                                          $            113       $      617

Adjustments to reconcile net income (loss) to net cash used in operating activities:

         Depreciation                                                                          1,164            2,013
         Amortization                                                                            781              886
         Provision for doubtful accounts                                                          60              124
         Licensing revenue                                                                    (1,482)               -
         Provision for obsolete and slow moving inventory                                        126            1,590
         Changes in assets and liabilities, net of effects from disposed businesses           (1,723)          (4,952)
                                                                                      ---------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                           (961)             278
                                                                                      ---------------------------------

Cash flows from investing activities:

         Purchase of and deposits for property, plant and equipment                             (673)          (1,037)
         Investment in available for sale securities                                            (249)               -
         Investment in other securities                                                          (41)
         Disposition proceeds                                                                     -             8,012
                                                                                      ---------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                             (963)           6,975
                                                                                      ---------------------------------

Cash flows from financing activities:

         Net repayments under credit agreements                                                    -          (11,728)
         Changes in bank overdraft                                                              (357)             482
         Net repayments under notes payable                                                     (214)               -
         Proceeds from exercise of stock options                                               1,676              591
         Purchase of treasury stock                                                             (337)               -
         Proceeds from issuance of common stock                                                    1              403
                                                                                      ---------------------------------
                                                                                                 769           10,252
                                                                                      ---------------------------------

Effect of exchange rate changes on cash                                                         (118)              15
Net decrease in cash and cash equivalents                                                     (1,273)          (2,984)
Cash and cash equivalents at beginning of period                                              17,006            7,325
                                                                                      ---------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $         15,733       $    4,341
                                                                                      ================================

                             ISOLYSER COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1) In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for the interim periods are not necessarily indicative of results to be expected for the full year. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2) Inventories are stated at the lower of cost or market and are summarized as follows:

         (in thousands)             June 30, 2000              December 31, 1999

Raw materials and supplies          $    11,321                 $      12,056
Work in process                             996                         1,389
Finished goods                           10,837                        12,199
                                    -----------                 -------------
         Total                           23,154                        25,644

Reserve for excess, slow moving
     and obsolete inventory
                                         (1,152)                       (1,608)
                                   -------------                --------------
         Total                      $    22,002                 $       24,036
                                   =============                ==============

At June 30, 2000 and December 31, 1999 the net OREX inventory is approximately $6.9 million and $7.2 million, respectively.

3) The remaining net assets of the MedSurg subsidiary at December 31, 1999 were classified as held for sale in the accompanying condensed consolidated financial statements. Title to these assets transferred to Allegiance on January 31, 2000. They were comprised of the following:

        (in thousands)                   December 31, 1999
                                         -----------------
Assets:
         Inventory                       $         4,846
                                         -----------------
                   Total Assets                    4,846
Liabilities:
         Accounts payable                          3,211
         Accrued liabilities                       1,635
                                         -----------------
                   Total Liabilities               4,846

         Net assets held for sale        $             -
                                         =================

On March 31, 1999, the Company disposed of its former corporate headquarters for proceeds of approximately $1.9 million. Effective May 31, 1999, the Company disposed of the stock of its White Knight subsidiary ("White Knight") for proceeds of approximately $8.2 million. These proceeds were used to reduce outstanding borrowings under the Company's Credit Agreement.

On July 12, 1999, the Company disposed of substantially all of the assets of its MedSurg subsidiary and entered into an OREX License and Supply Agreement (the "License Agreement") with Allegiance Healthcare Corporation ("Allegiance") for net proceeds of $28.6 million, consisting of $25.5 million in cash and a $3.1 million escrow receivable (the "Disposition Escrow Account"). A portion of these proceeds was used to pay-off the remaining balance of the Company's Credit Agreement. As part of the sale of MedSurg assets, title to certain MedSurg assets and liabilities transferred to Allegiance on January 31, 2000. On February 16, 2000, Allegiance deposited an additional $1.2 million into the Disposition Escrow Account related to costs the Company incurred in 2000 on Allegiance's behalf.

On July 21, 2000, the Company completed a settlement agreement with Allegiance and disbursed the entire proceeds of the Disposition Escrow Account. The settlement called for the disbursement to Allegiance of $2.5 million from the escrow funds with the balance returned to the Company. Amounts paid to Allegiance as a result of the settlement will be recorded as a reduction to deferred royalties. On July 21, 2000, the Company received the proceeds from this settlement of $1.8 million plus accumulated interest.

The following represents the results of operations of the above noted disposed entities for the three months and six months ended June 30, 1999:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
(in thousands, except per share data)     JUNE 30, 1999          JUNE 30, 1999
                                          -------------          -------------
Net revenues                                 $ 16,802              $  37,137
Net profit (loss)                                 233                  (474)
Net profit (loss) per share - basic          $    .01              $  (0.01)

4) Basic per share earnings (loss) is computed using the weighted average number of common shares outstanding for the period. Diluted per share earnings (loss) is computed including the dilutive effect of all contingently issuable shares. The difference between basic and diluted weighted average shares is attributable to 2.9 million stock options for the three months and six months ended June 30, 2000. There were 1.1 million and 110,000 dilutive stock options outstanding for the three months and six months ended June 30, 1999, respectively.

5) On February 11, 2000 the Company paid $249,000 for approximately 13.0% interest in Consolidated Ecoprogress Technology, Inc. ("CES"). CES is a Canadian environmental technology company focused on being a leader in developing and selling biodegradable and disposable absorbent products such as diapers, feminine hygiene, adult incontinence and other products. This investment is classified in accordance with Statement of Financial Accounting Standards ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities as available for sale securities and is stated at market value. Any change in market value between periods is included as a component of shareholders' equity. The value of this investment as of June 30, 2000 was $593,000.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues for the three months ended June 30, 2000 (the "2000 Quarter") were $14.4 million compared to $32.3 million for the three months ended June 30, 1999 (the "1999 Quarter"). Net revenues for the six month period ended June 30, 2000 (the "2000 Period") were $28.4 million compared to $67.0 million for the six month period ended June 30, 1999 (the "1999 Period"). Excluding revenues of the healthcare division of White Knight ("White Knight Healthcare"), which was sold as of May 31, 1999, and MedSurg, which was sold on July 12, 2000, net revenues for the 2000 Quarter and Period decreased 6.6% and 4.8%, respectively, as compared to the 1999 Quarter and Period. Revenues from Microtek products decreased 15.2% during the 2000 Quarter as compared to the 1999 Quarter and decreased 14.6% in the 2000 Period as compared to the 1999 Period. This decrease was a result of sales during the 1999 Quarter and Period from a short-term manufacturing contract arrangement with a customer with no comparable sales during the 2000 Quarter and Period. Sales of safety products increased 5.7%
during the 2000 Quarter as compared to the 1999 Quarter and increased 7.9% during the 2000 Period as compared to the 1999 Period.

Included in the foregoing revenue figures are $1.1 million in revenue from OREX Degradables and Enviroguard products during the 2000 Quarter and $2.4 million during the 2000 Period as compared to $353,000 and $1.0 million during the 1999 Quarter and Period, respectively. Sales of OREX Degradables did not contribute any gross profits to the Company's operating results. During 1997, and continuing through March, 1999, the Company substantially reduced selling and marketing efforts to increase sales of OREX Degradables and began focusing on preserving its existing base of hospitals purchasing the product and evaluating means to exploit the market position of OREX Degradables within its various potential markets. During 1998, the Company substantially revised its strategy to commercialize its OREX products. As a result of these efforts, in April 1999, the Company introduced new degradable products to the healthcare industry under the mark Enviroguard which uses a hydroentanglement manufacturing process to produce a spunlaced fabric. The Company's future performance will depend to a substantial degree upon market acceptance of and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables and Enviroguard line of products at acceptable profit margins. In connection with the July 12, 1999, sale by the Company of the assets of MedSurg to Allegiance, the Company granted to Allegiance a worldwide exclusive license to Isolyser's OREX and Enviroguard proprietary technologies to make, use and sell products made from material which can be dissolved and disposed of through a sanitary sewer system for healthcare applications. Net revenues for the 2000 Quarter and Period include $750,000 and $1.5 million, respectively, of licensing revenues attributable to the License Agreement. Licensing revenues will decrease to $500,000 per quarter in future periods due to the payment to Allegiance from the Disposition Escrow Account established in connection with the sale of MedSurg.

There can be no assurances that OREX Degradables or Enviroguard products will achieve or maintain substantial acceptance in their target markets. See the risks described under "Risk Factors" in the Company's Annual Report on Form 10-K for the period ending December 31, 1999 (the "1999 Annual Report") including, without limitation, "Risk Factors- History of Net Losses," "-Risks Affecting OREX Products" and "-Manufacturing and Supply Risks" in the Company's 1999 Annual Report.

Gross profit for the 2000 Quarter was $6.7 million or 46.1% of net revenue as compared $12.8 million or 39.8% of net revenue in the 1999 Quarter. Gross profit for the 2000 Period was $12.8 million, or 44.9% of net revenue, as compared to $23.8 million, or 35.5% of net revenue for the 1999 Period. Included as a reduction of cost of sales during the 1999 Quarter and Period was $1.6 million of excess OREX inventory reserve primarily due to anticipated usage under the aforementioned Allegiance supply agreement, which increased gross profit. Exclusive of this adjustment, gross profit was 34.8% and 33.1% of net revenue for the 1999 Quarter and Period, respectively. The improvement in gross profit is attributable to the divestiture of White Knight Healthcare and MedSurg, which were lower margin businesses, revenue from the License Agreement, and improved gross profit at the Company's Microtek subsidiary as a result of reduced manufacturing costs.

Selling, general and administrative expenses were $5.3 million or 37.0% of net revenue in the 2000 Quarter as compared to $8.4 million or 25.9% of net revenue in the 1999 Quarter. Selling, general and administrative expenses were $10.3 million or 36.3% of net revenue in the 2000 Period as compared to $17.8 million or 26.5% of net revenue in the 1999 Period. Included in selling, general and administrative expenses for the 2000 Quarter and Period were approximately $700,000 in charges associated with overhead carried by Microtek which remained unabsorbed due to a loss of non-recurring revenue from a customer's fire loss temporary capacity replacement. The overall reduction in selling, general and administrative expense is primarily attributable to the divestiture of White Knight Healthcare and MedSurg, and the implementation of the Company's operating plan which focused on reorganizing marketing and sales efforts to achieve reductions in selling and marketing expenses.

Research and development expenses were $836,000 or 5.8% of net revenue in the 2000 Quarter as compared to $712,000 or 2.2% of net revenue in the 1999 Quarter. Research and development expenses were $1.7 million or 5.8% of net revenue in the 2000 Period as compared to $1.4 million or 2.1% of net revenue in the 1999 Period. The increase in research and development expense is primarily related to the additional commitment to the development and commercialization of the Company's automotive and nuclear market OREX products.

Effective May 31, 1999, the Company disposed of the stock of White Knight for proceeds of $8.2 million in cash. In conjunction with this disposition, the Company recorded impairment charges of $1.6 million.

Amortization of intangibles was $279,000 and $559,000 in the 2000 Quarter and Period, respectively, as compared to $446,000 and $897,000 in the corresponding periods of 1999. The decline in amortization expenses was due to the sale of White Knight Healthcare and MedSurg during 1999.

The resulting income from operations was $207,000 and $223,000 for the 2000 Quarter and Period, respectively, as compared to $1.7 million and $2.1 million for the 1999 Quarter and Period, respectively.

Net interest income/expense was $14,000 net expense and $13,000 net income in the 2000 Quarter and Period, respectively, as compared to net interest expense of $556,000 and $1.1 million in the corresponding periods of 1999. The decline in interest expense is attributable to reduced borrowings during the 2000 Quarter and Period. The Company paid off the balance of its credit facility borrowings from Chase Manhattan Bank during the 1999 Period.

Provisions for income taxes reflect expenses of $82,000 and $123,000 in the 2000 Quarter and Period, respectively, as compared to $182,000 and $387,000 in the corresponding periods of 1999.

The resulting net income was $111,000 and $113,000 for the 2000 Quarter and 2000 Period, respectively, as compared to net income of $984,000 and $617,000 in the corresponding periods of 1999.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company's cash and equivalents totaled $15.7 as compared to $17.0 million at December 31, 1999.

During the 2000 Period, the Company applied $961,000 of cash to its operating activities as compared to $278,000 in the 1999 Period. The reduction of cash in the 2000 Period is primarily attributable to an increase in working capital investment of $1.2 million. In the 2000 Period, the Company invested $673,000 in capital equipment and $290,000 in technology businesses. The Company generated $7.0 million from investing activities during the 1999 Period consisting primarily of $8.2 million from the disposition of White Knight and the Company's former headquarters. These amounts were offset by approximately $1.0 million in capital expenditures during the 1999 Period. During the 2000 Period, the Company generated approximately $769,000 in cash from financing activities compared to the application of funds to financing activities of $10.3 million in the 1999 Period. In the 1999 Period, the Company utilized cash proceeds from dispositions to reduce amounts outstanding under its Credit Agreement. The cash generation from financing activities in the 2000 Period was due to the proceeds from the issuance of capital stock ($1.7 million) attributable to the exercise of stock options, partially offset by the purchases of treasury stock under the stock repurchase program approved by the Company's Board of Directors in December, 1999.

As more fully described in the Company's 1999 Annual Report, the Company maintained a $15 million credit agreement (as amended to date, the "Credit Agreement") consisting of a revolving credit facility which matured on June 30, 2000. There were no outstanding borrowings under the revolving credit facility at June 30, 2000. The Credit Agreement provides for the issuance of up to $1 million in letters of credit. There were no outstanding letters of credit at June 30, 2000. On July 10, 2000, the Bank and the Company amended the Credit Agreement to reduce the credit facility to $10.0 million, revised certain covenants and extended the term of the facility to June 30, 2001. At June 30, 2000, the Company was in compliance with the covenants contained in its Credit Agreement.

On March 31, 1999, the Company disposed of its former corporate headquarters for proceeds of $1.9 million in cash. Effective May 31, 1999, the Company disposed of the stock of White Knight Healthcare for proceeds of $8.2 million in cash. These proceeds were subsequently used to reduce outstanding borrowings under the Company's Credit Agreement. On July 12, 1999, the Company disposed of its MedSurg subsidiary and entered into an OREX License and Supply Agreement with Allegiance for net cash proceeds of $28.6 million. A portion of these proceeds were subsequently used to repay the remaining balance of the Company's Credit Agreement. A $2.5 million portion of these proceeds was paid to Allegiance in connection with the July 21, 2000 settlement of certain claims made by Allegiance.

Based upon its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through at least 2000. Although the Company has no plans to initiate additional debt financing or issuance of additional capital stock, unforeseen future developments and increased working capital requirements could require additional debt financing or issuance of common stock in 2000 and subsequent years.


FORWARD LOOKING STATEMENTS

Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's 1999 Annual Report including, without limitation, those described under "Risk Factors - History of Net Losses," "-Marketing Risks Affecting OREX Products," "-Manufacturing & Supply Risks," "-Regulatory Risks," "-Competition," and "-Claims Arising from Divestitures."


ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At June 30, 2000, the Company has no long-term or short-term debt that bears interest at floating rates. However, should the Company incur borrowings under its Credit Agreement, such borrowings would bear interest at variable rates. Because these rates are variable, an increase in interest rates would result in additional interest expense and a reduction in interest rates would result in reduced interest expense.

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


ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

During the period covered by this report, the Company filed with the Securities and Exchange Commission (the "Commission") and delivered to its shareholders the Company's Proxy Statement for its Annual Meeting of Shareholders held May 18, 2000 (the "Proxy Statement").

(a)  The Company's  annual meeting of shareholders was held on May 18, 2000.

(b) The nominees for the Board of Directors of the Company are identified below.

(c) With respect to the election of directors, the inspector of election tabulated the following votes:

           Election of Directors

                                                         Number of Votes
           Nominees for Office    Number of Votes For        Withheld
           -------------------    -------------------        --------
           Gene R. McGrevin           36,601,891              174,829
           Migirdic Nalbantyan        36,629,300              147,420
           Travis W. Honeycutt        36,559,054              217,666
           Rosdon Hendrix             36,581,444              195,276
           Dan R. Lee                 36,623,780              152,940
           Kenneth F. Davis           36,606,027              170,693
           John E. McKinley           36,619,883              156,837
           Ronald L. Smorada          36,627,022              149,698


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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2000.


                                  ISOLYSER COMPANY, INC.


                                  By:   s/Migirdic Nalbantyan
                                        ----------------------------------
                                        Migirdic Nalbantyan
                                        President & CEO
                                        (principal executive officer)


                                  By:   s/J. C. Rushing, III
                                        -----------------------------------
                                        J. C. Rushing, III
                                        Chief Financial Officer
                                        (principal financial officer)