Form 10-Q
period 2000-09-30
ISOLYSER CO INC /GA/
filed 2000-11-14
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       September 30, 2000          Commission File No.  0-24866


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

Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at November 13, 2000

Common Stock, $.001 par value                              41,595,214

                             ISOLYSER COMPANY, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                          (unaudited)
                                ASSETS                 SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                      ---------------------------------------------
Current assets
    Cash and cash equivalents                               $        15,437        $        17,006
    Accounts receivable, net                                         13,899                 12,313
    Disposition escrow account                                          -                    3,130
    Inventories, net                                                 21,207                 24,036
    Prepaid expenses and other assets                                 1,973                  1,298
                                                      ---------------------------------------------
          Total current assets                                       52,516                 57,783
                                                      ---------------------------------------------

Property, plant and equipment                                        22,243                 21,583
    Less accumulated depreciation                                   (14,568)               (12,990)
                                                      ---------------------------------------------
     Property, plant, and equipment, net                              7,675                  8,593
                                                      ---------------------------------------------

Investment in equity securities                                       4,223                  3,605
Intangibles and other assets, net                                    23,790                 25,358
                                                      ---------------------------------------------
          Total assets                                      $        88,204        $        95,339
                                                      =============================================


            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                         $         2,846        $         4,340
   Bank overdraft                                                       846                    565
   Current installments of long term debt                                31                  2,615
   Current portion of deferred licensing revenue                      2,012                  3,000
   Current portion of product financing arrangement                     520                    520
   Accrued expenses                                                   2,152                  2,653
                                                      ---------------------------------------------
          Total current liabilities                         $         8,407        $        13,693
                                                      ---------------------------------------------

Long term deferred licensing revenue                                  2,500                  6,000
Other liabilities                                                       589                    924
                                                      ---------------------------------------------
          Total liabilities                                 $        11,496      $          20,617
                                                      ---------------------------------------------

Shareholders' equity
   Common stock;                                                         42                     41
   Additional paid in capital                                       208,580                206,600
   Accumulated deficit                                             (131,078)              (131,283)
   Unrealized gain on available for sale securities                     369                    -
   Cumulative translation adjustment                                   (221)                   (22)
   Unearned shares restricted to employee
     stock ownership plan                                              (180)                  (180)
                                                      ---------------------------------------------
                                                                     77,512                 75,156
Treasury shares, at cost                                               (804)                  (434)
                                                      ---------------------------------------------
     Total shareholders' equity                                      76,708                 74,722
                                                      ---------------------------------------------
          Total liabilities and shareholders' equity       $         88,204                 95,339
                                                      =============================================

                                                          ISOLYSER COMPANY, INC.
                         Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                              (in thousands, except per share data)
                                                           (unaudited)

                                      THREE MONTHS ENDED      THREE MONTHS ENDED      NINE MONTHS ENDED     NINE MONTHS ENDED
                                      SEPTEMBER 30, 2000      SEPTEMBER 30, 1999      SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                      -----------------------------------------------------------------------------------------

Net product sales                     $           13,662      $           16,303      $          40,606     $         83,323
Licensing revenue                                    506                     750                  2,006                  750
                                      ----------------------- ----------------------- ---------------------- ------------------
          Total revenues                          14,168                  17,053                 42,612               84,073

Cost of products sold                              7,982                   9,713                 23,655               52,936
                                      -----------------------------------------------------------------------------------------
          Gross profit                             6,186                   7,340                 18,957               31,137

Operating expenses
  Selling, general and administrat                 5,106                   5,046                 15,423               22,810
  Research and development                         1,016                     710                  2,667                2,122
  Amortization of intangible                         279                     311                    838                1,208
  Impairment loss                                      -                       -                      -                  1,590
                                      -----------------------------------------------------------------------------------------
         Total operating expenses                  6,400                   6,067                 18,928               27,730
                                      -----------------------------------------------------------------------------------------
Income (loss) from operations                       (214)                  1,273                     29                3,407
Interest income                                      387                     171                    748                  253
Interest expense                                     (52)                   (130)                  (400)              (1,342)
Gain on sale of assets                                20                     124                    -                     20
                                      -----------------------------------------------------------------------------------------
Income before income tax expense                     141                   1,438                    377                2,442
Income tax expense                                    48                     128                    172                  515
                                      -----------------------------------------------------------------------------------------
Net income                              $             93      $            1,310        $           205     $          1,927
                                      =========================================================================================

Other comprehensive income
(loss)
  Foreign currency translation
  gain (loss)                                        (81)                     80                   (199)                  95
  Unrealized gain on available for
  sale securities                                     25                     -                      369                  -
                                      -----------------------------------------------------------------------------------------
Comprehensive income                    $             37      $            1,390     $              375        $       2,022
                                      =========================================================================================

Net income per common share
  - basic and diluted                   $           0.00      $             0.03     $             0.00        $        0.05
                                      =========================================================================================

Basic weighted average number of
common shares outstanding                         41,442                  40,499                 41,230               40,190
                                      =========================================================================================

Diluted weighted average number of
common shares outstanding                         43,141                  42,030                 44,012               40,943
                                      =========================================================================================


                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)
                                                                               NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                               SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                                               ------------------    ------------------
Cash flows from operating activities:
   Net income                                                                   $            205     $          1,927

Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation                                                                            1,768                2,696
   Amortization                                                                            1,172                1,197
   Provision for doubtful accounts                                                            90                  134
   Licensing revenue                                                                      (2,006)                (750)
   Provision for obsolete and slow moving inventory                                          134                1,590
   Stock option compensation expense                                                          73                  -
   Changes in assets and liabilities, net of effects from disposed businesses               (734)               2,622
                                                                              -----------------------------------------
NET CASH SUPPLIED BY OPERATING ACTIVITIES                                                    702                9,416
                                                                              -----------------------------------------
Cash flows from investing activities:
   Purchase of and deposits for property, plant and equipment                               (997)               1,562)
   Investment in available for sale securities                                              (249)                 -
   Investment in other securities                                                            (44)                 -
   Disposition proceeds                                                                      167               25,395
                                                                              -----------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       (1,123)              23,833
                                                                              -----------------------------------------
Cash flows from financing activities:
   Net repayments under credit agreements                                                    -                (25,213)
   Changes in bank overdraft                                                                 281                  756
   Net repayments under notes payable                                                     (2,768)                 -
   Proceeds from exercise of stock options                                                 1,507                  590
   Purchase of treasury stock                                                               (371)                 -
   Proceeds from issuance of common stock                                                    402                1,752
                                                                              -----------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                       (949)             (22,115)
                                                                              -----------------------------------------
Effect of exchange rate changes on cash                                                     (199)                  95
Net increase (decrease) in cash and cash equivalents                                      (1,569)              11,229
Cash and cash equivalents at beginning of period                                          17,006                7,325
                                                                              -----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $          15,437     $         18,554
                                                                              =========================================

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

2) Inventories are stated at the lower of cost or market and are summarized as follows:

      (in thousands)             September 30, 2000            December 31, 1999

Raw materials and supplies        $    10,738                  $    12,056
Work in process                           950                        1,389
Finished goods                         10,623                       12,199
                                 ------------------            -----------------
         Total                         22,311                       25,644

Reserve for excess, slow moving
     and obsolete inventory           (1,104)                      (1,608)
                                 ------------------            -----------------
         Total                    $   21,207                   $    24,036
                                 ==================            =================

At September 30, 2000 and December 31, 1999 the net OREX inventory was approximately $6.8 million and $7.2 million, respectively.

3) The remaining net assets of the MedSurg subsidiary at December 31, 1999 were classified as held for sale in the accompanying condensed consolidated financial statements. Title to these assets transferred to Allegiance Healthcare Corporation ("Allegiance") on January 31, 2000. They were comprised of the following:

         (in thousands)                                        December 31, 1999
                                                      --------------------------
Assets:
         Inventory                                 $                       4,846
                                                      --------------------------
                   Total Assets                                            4,846
Liabilities:
         Accounts payable                                                  3,211
         Accrued liabilities                                               1,635
                                                      --------------------------
                   Total Liabilities                                       4,846

         Net assets held for sale                  $                           -
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

On July 12, 1999, the Company disposed of substantially all of the assets of its MedSurg subsidiary and entered into an OREX License and Supply Agreement (the "License Agreement") with Allegiance for net proceeds of $28.6 million, consisting of $25.5 million in cash and a $3.1 million escrow receivable (the "Disposition Escrow Account"). A portion of these proceeds was used to pay-off the remaining balance of the Company's Credit Agreement. As part of the sale of MedSurg assets, title to certain MedSurg assets and liabilities transferred to Allegiance on January 31, 2000. On February 16, 2000, Allegiance deposited an additional $1.2 million into the Disposition Escrow Account related to costs the Company incurred in 2000 on Allegiance's behalf.

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

The following represents the results of operations of the above noted disposed entities for the three months and nine months ended September 30, 1999:

                                         Three months ended    Nine months ended
(in thousands, except per share data)    September 30, 1999   September 30, 1999


Net revenues                                   $ 1,536             $ 38,673
Net profit (loss)                                 (44)                (518)
Net profit (loss) per share - basic            $   -               $ (0.01)

4) Basic per share earnings (loss) is computed using the weighted average number of common shares outstanding for the period. Diluted per share earnings (loss) is computed including the dilutive effect of all contingently issuable shares. The difference between basic and diluted weighted average shares is attributable to 1.7 million and 2.8 million stock options for the three months and nine months ended September 30, 2000, respectively. There were 1.5 million and 753,000 dilutive stock options outstanding for the three months and nine months ended September 30, 1999, respectively.

5) On February 11, 2000 the Company paid $249,000 for approximately 13.0% interest in Consolidated Ecoprogress Technology, Inc. ("CES"). CES is a Canadian environmental technology company focused on being a leader in developing and selling biodegradable and disposable absorbent products such as diapers, feminine hygiene, adult incontinence and other products. This investment is classified in accordance with Statement of Financial Accounting Standards ("SFAS") 115, Accounting for Certain Investments in

     Debt and Equity Securities as available for sale securities and is stated at market value. Any change in market value between periods is included as a component of shareholders' equity. The value of this investment as of September 30, 2000 was $619,000.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net revenues for the three months ended September 30, 2000 (the "2000 Quarter") were $14.2 million compared to $17.1 million for the three months ended September 30, 1999 (the "1999 Quarter"), a decrease of 16.9%. Net revenues for the nine month period ended September 30, 2000 (the "2000 Period") were $42.6 million compared to $84.1 million for the nine month period ended September 30, 1999 (the "1999 Period"), a decrease of 49.3%. Excluding sales of the healthcare division of White Knight ("White Knight Healthcare") which was sold as of May 31, 1999, and MedSurg which was sold on July 12, 1999, net revenues for the 2000 Quarter and Period decreased 8.7% and 9.1%, respectively, as compared to the 1999 Quarter and Period. Sales of Microtek products declined to $11.2 million during the 2000 Quarter as compared to $12.1 million during the 1999 Quarter, a decrease of 7.1%, and declined to $33.2 million in the 2000 Period as compared to $38.2 million in the 1999 Period, a decrease of 13.1%. This decline was primarily a result of sales during the 1999 Period from a short-term manufacturing contract arrangement with a customer during the 1999 Period with no comparable sales in the 2000 Period, and a decrease in Microtek's OEM and International businesses. Sales of safety products declined to $2.0 million from $2.2 million or 7.8% during the 2000 Quarter as compared to the 1999 Quarter and decreased to $5.9 million from $6.4 million or 6.8% during the 2000 Period as compared to the 1999 Period. The quarter and period decline in safety product sales primarily reflects reduced production caused by supplier performance problems.

Included in the foregoing sales figures are $1.3 million in sales of OREX Degradables and Enviroguard products during the 2000 Period as compared to $1.5 million during the corresponding period of 1999. During 1997, the Company substantially reduced selling and marketing efforts related to OREX Degradables and focused on preserving its existing base of hospitals purchasing OREX Degradables and evaluating means to exploit the market position of OREX
Degradables within its various market potentials. During 1998, the Company substantially revised its strategy to commercialize its OREX products. As a result of these efforts, in April 1999 the Company introduced new degradable products to the healthcare industry under the Enviroguard trademark, which uses a hydroentanglement manufacturing process to produce a spunlaced fabric. The Company's future performance will depend to a substantial degree upon market acceptance of this product and the Company's ability to successfully manufacture, market, deliver and expand its OREX Degradables and Enviroguard lines of products at acceptable profit margins. In connection with the July 12, 1999 sale by the Company of the assets of MedSurg to Allegiance, the Company granted to Allegiance a worldwide exclusive license to Isolyser's OREX and Enviroguard proprietary technologies to make, use and sell products made from material which can be dissolved and disposed of through a sanitary sewer system for healthcare applications. Net revenues for the 2000 Quarter and Period include $500,000 and $2.0 million, respectively, of licensing revenues attributable to the License Agreement. Licensing revenue under the License Agreement is now $500,000 per quarter. The Company recorded $402,000 and $1.3 million in net sales of OREX products during the 2000 Quarter and 2000 Period, respectively. For the 2000 Period, net sales of OREX Products were comprised of $910,000 in sales to Allegiance, $76,000 in sales related to the Company's emerging nuclear business, $96,000 in sales related to the Company's emerging automotive business and $245,000 in other miscellaneous sales. There can be no assurances that OREX Degradables or Enviroguard products will achieve or maintain substantial acceptance in their target markets. See the risks described under "Risk Factors" in the Company's Annual Report on Form 10-K for the period ending December 31, 1999 (the "1999 Annual Report") including, without limitation, "Risk Factors- History of Net Losses," "-Marketing Risks Affecting OREX Products" and "-Manufacturing and Supply Risks" in the Company's 1999 Annual Report.

Gross profit for the 2000 Quarter was $6.2 million, or 43.7% of net revenue, as compared to $7.3 million, or 43.0% of net revenue in the 1999 Quarter. Gross profit for the 2000 Period was $19.0 million, or 44.5% of net revenue, as compared to $31.1 million, or 37.0% of net revenue for the 1999 Period. Included as a reduction in cost of sales during the 1999 Period was a favorable adjustment of approximately $1.6 million of excess OREX inventory reserve primarily due to anticipated usage under the License Agreement with Allegiance, which increased gross profit. Exclusive of these adjustments, gross profit was 35.1% of net revenues for the 1999 Period. The improvement in gross profit is attributable to increased licensing revenues from the Allegiance License Agreement, reduced costs associated with the sale of the White Knight Healthcare and MedSurg businesses and the cessation of sales of lower margin products due to these divestiture transactions. Microtek's gross profit declined 13.4% in the 2000 Quarter as compared to the 1999 Quarter and declined 19.2% for the 2000 Period as compared to the 1999 Period. The decline in the quarterly comparison was primarily due to lower sales performance in the OEM and International businesses and the decline in the nine month period comparison was primarily due to lower sales resulting from a short-term manufacturing agreement which ended in the 1999 Period.

Selling, general and administrative expenses were $5.1 million, or 36.0% of net revenue in the 2000 Quarter as compared to $5.0 million, or 29.6% of net revenue in the 1999 Quarter. Selling, general and administrative expenses were $15.4 million, or 36.2% of net revenue in the 2000 Period as compared to $22.8 million, or 27.1% of net revenue in the 1999 Period. The reduction in selling, general and administrative expenses was due primarily to the sale by the Company of White Knight Healthcare and certain assets of the Company's MedSurg subsidiary. The increase in selling, general and administrative costs as a percentage of sales was due to sales mix. The Company's White Knight and MedSurg subsidiaries traditionally had lower sales costs as a percentage of sales. Although Microtek's selling cost to sales ratio is higher than White Knight and MedSurg, Microtek's gross margins are significantly higher. During the 2000 Quarter and Period, Microtek increased its selling, general and administrative cost as a percentage of sales by 2.7% and 3.1%, respectively, as compared to the 1999 Quarter and Period.

Research and development expenses were $1.0 million or 7.2% of net revenue in the 2000 Quarter as compared to $710,000, or 4.2% of net revenue in the 1999 Quarter. Research and development expenses were $2.7 million, or 6.3% of net revenue in the 2000 Period, as compared to $2.1 million, or 2.5% of net revenue in the 1999 Period. The increased expenditure commitment in research and development expense reflects the Company's commitment to continuing the pursuit of expanding its intellectual property and technology base.

On July 12, 1999, the Company completed the sale of substantially all of the assets of its MedSurg subsidiary for approximately $20.8 million. Concurrently with the sale of MedSurg, the Company and Allegiance entered into the License Agreement described above. Effective May 31, 1999, the Company disposed of the stock of its White Knight Healthcare subsidiary for approximately $8.2 million in cash. In conjunction with this disposition, the Company recorded impairment charges of approximately $1.6 million in the 1999 Period.

Amortization of intangibles was $279,000 and $838,000 in the 2000 Quarter and Period, respectively, as compared to $311,000 and $1.2 million in the corresponding periods of 1999. The decline in amortization expenses was primarily due to the sale of White Knight Healthcare and disposition of certain assets of the Company's MedSurg subsidiary.

The resulting income/(loss) from operations was $(214,000) and $29,000 for the 2000 Quarter and Period, respectively, as compared to income from operations of $1.3 million and $3.4 million for the 1999 Quarter and Period, respectively.

Interest income, net of interest expense, was $335,000 in the 2000 Quarter as compared to a net expense of $41,000 in the 1999 Quarter. For the 2000 Period, interest income, net of interest expense, was $348,000. For the 1999 Period, interest expense, net of interest income, was $1.1 million. The change in interest, from expense to income, is attributed to reduced borrowings during the 2000 Quarter and Period as a result of the disposition of the aforementioned assets during 1999 together with increased interest earned on the proceeds from the sale and licensing transactions.

During the 1999 Quarter and Period, the Company recorded a gain on the sale of certain assets of its MedSurg subsidiary in the amount of $124,000.

Provision for income taxes reflects expenses of $48,000 and $172,000 in the 2000 Quarter and Period, respectively, as compared to $128,000 and $515,000 in the corresponding periods of 1999.

The resulting net income was $93,000 and $205,000 for the 2000 Quarter and Period, respectively, as compared to net income of $1.3 million and $1.9 million in the 1999 Quarter and Period, respectively.

Liquidity and Capital Resources

At September 30, 2000, the Company's cash and equivalents totaled $15.4 as compared to $17.0 million at December 31, 1999.

During the 2000 Period, the Company's operating activities supplied cash of $702,000 as compared to $9.4 million in the 1999 Period. The reduction of cash supplied by operating activities in the 2000 Period is primarily attributable to an increase in working capital investment and lower operating earnings. In the 2000 Period, the Company invested $1.0 million in capital equipment and $293,000 in technology businesses. The Company generated $23.8 million from investing activities during the 1999 Period consisting primarily of $25.4 million from the disposition of certain MedSurg assets, White Knight Healthcare and the Company's former headquarters. These amounts were offset by approximately $1.6 million in capital expenditures during the 1999 Period. The Company used $949,000 in cash for financing activities in the 2000 Period as compared to $22.1 million in the 1999 Period. In the 1999 Period, the Company utilized cash proceeds from dispositions to reduce amounts outstanding under its Credit Agreement. The cash used for financing activities in the 2000 Period was due to the repayment of $2.8 million of long-term debt, offset by the proceeds from the issuance of capital stock ($1.9 million) attributable to the exercise of stock options. Purchases of treasury stock under the stock repurchase program approved by the Company's Board of Directors in December, 1999 were $371,000 in the 2000 Period.

As more fully described in the Company's 1999 Annual Report, the Company maintains a $10.0 million credit agreement (as amended to date, the "Credit Agreement") consisting of a revolving credit facility which matures on June 30, 2001. There were no outstanding borrowings under the revolving credit facility at September 30, 2000. The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at September 30, 2000. At September 30, 2000, the Company was in compliance with the covenants contained in its Credit Agreement.

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

Based upon its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through the next twelve months. Although the Company has no plans to initiate additional debt financing or issuance of additional capital stock, unforeseen future developments and increased working capital requirements could require additional debt financing or issuance of common stock.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company's greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At September 30, 2000, the Company had no long-term or short-term debt that bears interest at floating rates. However, should the Company incur borrowings under its Credit Agreement, such borrowings would bear interest at variable rates. Because these rates are variable, an increase in interest rates would result in additional interest expense and a reduction in interest rates would result in reduced interest expense.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2000.


                                            ISOLYSER COMPANY, INC.



                                            By:    /s/ Migirdic Nalbantyan
                                                   -----------------------------
                                                   Migirdic Nalbantyan
                                                   President & CEO
                                                   (principal executive officer)


                                            By:    /s/ J. C. Rushing, III
                                                   -----------------------------
                                                   J. C. Rushing, III
                                                   Chief Financial Officer
                                                   (principal financial officer)