Form 10-K
period 2000-12-31
ISOLYSER CO INC /GA/
filed 2001-04-02
CIK 929299

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 2000    Commission File Number:  0-24866
                          ----------------                             -------

                            ISOLYSER COMPANY, INC.
                            ----------------------
            (Exact Name of registrant as specified in its charter)

           GEORGIA                                      58-1746149
 -------------------------------            ---------------------------------
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


4320 INTERNATIONAL BOULEVARD
NORCROSS, GEORGIA                                         30093
----------------------------------------    ----------------------------------
(Address of principal executive offices)                 (Zip Code)


                                (770) 806-9898
                                 -------------
              Registrant's telephone number, including area code

            Securities registered pursuant to Section 12(b) of Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    common stock, $.001 par value per share
                             stock purchase rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of common stock held by nonaffiliates of the registrant based on the sale trade price of the common stock as reported on The Nasdaq Stock Market on March 16, 2001, was approximately $34.3 million. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

At March 16, 2001, there were outstanding 41,593,984 shares of the registrant's common stock, $.001 par value per share.

Documents incorporated by reference: Certain exhibits provided in Part IV are incorporated by reference from the Company's Registration Statements on Form S-1 (File Nos. 33-83474 and 33-97086), Registration Statement on Form S-4 (File No. 333-7977), Registration Statement on Form S-8 (File Nos. 33-85668), annual reports on Form 10-K for the periods ended December 31, 1994, December 31, 1995, and December 31, 1996, quarterly report on Form 10-Q for the period ended September 30, 1999, Schedule 14A filed on April 14, 1999, and current reports on Form 8-K dated May 31, 1995, September 18, 1995, June 4, 1996, August 30, 1996,
December 19, 1996, August 11, 1998, June 29, 1999 and July 12, 1999.

         Note: The discussions in this Form 10-K contain forward-looking
         ----
statements that involve risks and uncertainties. The actual results of Isolyser Company, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", particularly "Business - Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 2001 and beyond to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Business - Risk Factors" in this Form 10-K.

                                    PART I.

ITEM 1. BUSINESS

General

        Isolyser Company, Inc. ("Isolyser" or the "Company") currently has two major operating units. OREX Technologies International ("OTI"), a division of Isolyser, focuses on the commercialization of Isolyser's disposal technologies. The other unit, Microtek Medical, Inc. ("Microtek"), an Isolyser subsidiary, is the centerpiece of Isolyser's Infection Control business serving the healthcare industry.

        OTI believes that it is the first company to offer high performance contamination control materials and products coupled with engineered systems for the treatment and disposal of those materials and products. Isolyser takes a life cycle approach to engineering its materials and disposal systems for those materials to include material performance requirements, waste management analysis, regulatory compliance and life cycle cost management. The Company focuses upon markets requiring high performance materials subject to regulatory requirements such as hospital operating rooms, the nuclear industry and metal painting operations in the automotive industry.

        Microtek's broad range of healthcare products provide patient care and safety benefits, including protection from cross-infection, by providing Point-of-Generation(TM) treatment of potentially infectious and hazardous waste. The Company believes that its products benefit the environment by reducing the volume of solid waste while significantly reducing the disposal costs of such waste. In this way, Isolyser offers protection from potentially infectious and hazardous waste for patients, staff, the public and the environment. Similar to the healthcare industry, some industrial markets, such as metal painting operations in the automotive and aerospace industries and the nuclear industry, operate heavily regulated "controlled environments". Any product or service that is supplied to these markets must satisfy detailed materials and product performance specifications, as well as comply with regulations for the disposal of hazardous waste. In these and many other demanding industrial markets, Isolyser's technology of materials, products and engineered treatment and disposal systems offers a unique combination of product features and end-user benefits including life cycle cost management and ecological advantages.

        In 2000, the Company formed a new subsidiary, MindHarbor, Inc. ("MindHarbor"). MindHarbor provides information technology services including website and intranet design and support, marketing and electronic commerce business development. To date, MindHarbor's revenues and operating results have not been material to the Company.

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

        Increased Focus on Infection Control Businesses. The Company seeks to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic.

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

        The Company was initially focused on delivering OREX Degradables to the healthcare industry. In connection with the Company's sale of its MedSurg business to Allegiance on July 12, 1999, Isolyser granted to Allegiance an exclusive worldwide license to manufacture, use and sell products made with Isolyser's proprietary degradable materials for use in healthcare applications. Under the terms of the license, Isolyser will be the sole supplier to Allegiance of OREX degradable materials for use in the healthcare field provided Isolyser satisfies its supply obligations. Allegiance is committed to purchase a certain minimum quantity of Enviroguard fabric, subject to reduction if Isolyser fails to obtain regulatory approvals for the dissolution of material in certain scheduled markets within certain scheduled timeframes. If Allegiance fails to satisfy its purchase commitment, the license becomes non-exclusive. Allegiance has agreed to pay Isolyser a royalty equal to a percentage of the net sales price of product sold by Allegiance to customers who use the product dissolution technology. The license has an initial term expiring in April, 2003. In the event of the acquisition of more than 50% of the outstanding capital stock of Isolyser or the sale of all or substantially all Isolyser's assets to a person or entity not affiliated with Isolyser, the license extends for three years following the date of such change in control and becomes non-exclusive. In January 2001, the Company and Allegiance entered into an agreement suspending Allegiance's minimum purchase obligation until such time as Isolyser has satisfactorily resolved certain development challenges including the completion and installation of a new generation of OREX processors and reevaluation of the economic terms of the license. Isolyser and Allegiance agreed to pursue these development challenges through the remainder of 2001, at which time the parties would jointly review and evaluate all options relating to the ongoing relationship between Allegiance and Isolyser. No assurances can be provided that the parties will successfully commercialize OREX Degradables in the healthcare industry. See "Risk Factors - Marketing Risks Affecting OREX Products".

        Management also believes that the technology used to develop OREX Degradables has the potential for commercial applications beyond the healthcare industry where protection from potentially infectious or hazardous waste and reduction of solid waste is important, such as the automotive paint and nuclear power industries. Under an agreement dated June 14, 1999, the Company has granted RJ Hanlon Company, Inc. a three year license providing for exclusive global distribution rights to covers manufactured from OREX film for robots used in automotive paint operations and non-exclusive rights for the distribution and sale of OREX specialty wipes in the North American automobile industry. RJ Hanlon has manufactured and sold custom designed covers for the automobile industry for approximately twenty years. The OREX robot covers have passed independent laboratory tests for cleanliness and paint operation compatibility for two North American automobile manufacturers. On February 16, 2001, the Company acquired a disposal technology which in laboratory tests has successfully degraded OREX Degradables contaminated with low level radioactive waste resulting in substantial reductions of contaminated waste. This technology is presently being developed for use in the nuclear power industry. To date, no significant sales have been made by Isolyser to the automotive painting or nuclear power industry. See "Risk Factors - Marketing Risks Affecting OREX Products".

        Unlike traditional disposable products that must be disposed of through either incineration or landfill, OREX Degradables may be disposed of at the Point-of-Generation by dissolving or degrading the product through processing the OREX material in hot water. Disposal in this manner reduces the need for storage, handling and off-site transportation of waste, reduces the potential for cross-infection, reduces the total volume of solid waste and facilitates regulatory compliance. It is also designed to facilitate life-cycle cost reduction and environmentally responsible disposal of waste. The processing of OREX materials may involve special engineering requirements depending upon the industry in which the processing technology is being used. For example, the healthcare industry's processing of OREX largely involves the disposal of blood with or without infectious disease contamination. In this industry, the Company uses an OREX processor similar to a commercial washing machine to process the material for disposal through the municipal sewer system. An industry standard method for disposal of blood, with or without infectious disease contamination, is through the municipal sewer system. While the Company makes no claims or representations in its product advertising or labeling that the disposal method for OREX Degradables renders the disposal matter non-infectious, independent test results indicate that dissolving OREX Degradables in hot water inactivates in excess of 99% of tested microorganisms. Disposal in this manner is not subject to federal regulation but may be regulated by state and local sewage treatment plants to the extent that sewer discharges from hospitals or other facilities may interfere with the proper functioning of such plants. Based on product testing and available research, the Company believes that OREX Degradables manufactured from PVA will not interfere with the proper functioning of sewage treatment plants. Based on such testing and research, the Company has obtained over 100 written and verbal non-binding concurrences and is in the process of seeking additional non-binding concurrences with the Company's conclusions from local authorities. While the Company is undertaking evaluation of OREX Degradables manufactured from polymers other than PVA, no assurances can be provided that such non-PVA based OREX will not interfere with the proper functioning of sewage treatment plants. The processing of OREX materials in the automotive paint and nuclear power industries involves separate engineering requirements. In the automotive industry, paint and solvent contaminated waste is classified as hazardous and incurs a high cost of disposal. OTI has developed a processing and wastewater treatment system that renders OREX Degradables materials non-hazardous accompanied by a reduction in hazardous waste disposal costs. Based on industry tests conducted to date, this method of waste management complies with automotive wastewater treatment and permitting requirements. In the nuclear industry, OTI has acquired a disposal technology which in laboratory tests has successfully achieved substantial reductions in the volume of OREX Degradable materials contaminated with low level radioactive waste resulting in the potential for disposal cost savings. See "- Government Regulation" and "Risk Factors - Regulatory Risks".

        Management has not been satisfied with the Company's performance to date in manufacturing and selling OREX Degradables. In particular, the Company has failed to achieve profitable margins on sales of OREX products. Accordingly, the Company has sought to improve its operating results by, among other things, reducing its marketing efforts directed towards the sale of OREX Degradables, divesting itself of underperforming assets, reducing the amount of its debt, and forming the OTI business unit to provide increased focus on OREX commercial development. As a result of the Company's sale of its selling, marketing and manufacturing facilities previously used for OREX products, OTI now engages in the strategy of relying upon third parties for such selling, marketing and manufacturing functions. See "- Marketing and Distribution", "- Manufacturing and Supplies", "Risk Factors - History of Net Losses", "- Marketing Risks affecting OREX Products" and "-Manufacturing and Supply Risks".

        Infection Control Products

        In 1998 the Company formed a business unit called the Infection Control Group which consists primarily of the equipment drape, fluid control and safety products manufactured by Microtek. Consistent with its niche market strategy, Microtek is actively engaged in the development of new products and the refinement of its existing products to respond to the needs of its customers and the changing technology of the medical products industry. Many of the Company's product innovations have been generated from requests by the Company's customers and health care professionals for products to be custom designed to address specified problems in the operating room environment. The Company also monitors trends in the health care industry and performs market research in order to evaluate new product ideas. No assurance can be given that any new product will be successfully developed or that any newly developed product will achieve or sustain market acceptance.

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

        In the first quarter 2001, Microtek acquired substantially all of the assets of Deka Medical, Inc. ("Deka") used in Deka's drape product lines. These products are highly compatible with Microtek's product lines. The Company believes this transaction will benefit the Company by leveraging Deka's revenues on the existing manufacturing and selling infrastructure in place at Microtek, improving the diversification of Microtek's customer base and product line, and adding experienced management to Microtek's existing personnel.

        For 1998, 1999 and 2000, sales of Microtek products accounted for approximately 33%, 59% and 92% of the Company's total revenues, respectively. Included in such sales figures are $8.6 million, $6.8 million and $5.7 million of export sales by Microtek during 1998, 1999 and 2000, respectively.

        The Company offers several other lines of products for the management of potentially infectious and hazardous waste. The leading lines of these safety products are described below.

        Liquid Treatment System (LTS) is a super-absorbent powder which converts potentially infectious liquid waste into a solid waste, subject to applicable regulatory requirements. LTS is typically added to a suction canister or other fluid collection device in which blood or other body and irrigation fluids are collected during surgery or in wound drainage after surgery. LTS converts liquid waste into a solid waste, thereby facilitating handling, transportation and disposal. Regardless of whether LTS is disposed of in landfills or through incineration or other special process, LTS provides advantageous occupational safety benefits by Point-of-Generation treatment of potentially infectious liquid waste. Microtek is in the process of bringing the next generation product to the market called LTS-Plus. LTS-Plus is EPA registered as a medical waste treatment product. This adds the extra benefit to the end-user of being able to dispose of LTS-Plus treated waste directly in a landfill, where local regulation permits. See "- Government Regulation".

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

Marketing and Distribution

        Substantially all of the Company's sales in 2000 were made to the healthcare market.

        As of December 31, 2000, the Company's marketing and sales force consisted of 28 sales representatives, four field sales managers, one home office sales manager, five marketing managers and 35 persons in customer support.

        The Company is dependent upon a few large distributors for the distribution of its products. The Company's top three customers accounted for approximately 27% of the Company's total revenues during 2000. Of these customers, only Allegiance accounted for over 10% of the Company's total sales during 2000. Due to the exclusive worldwide nature of the license granted by Isolyser to Allegiance, the Company will depend exclusively upon Allegiance during the term of that license for sales of OREX and Enviroguard products to healthcare markets. Because distribution of medical products is heavily dependent upon large distributors, the Company anticipates that it will remain dependent upon these customers and others for the distribution of its products. If the efforts of the Company's distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company's products, the Company's sales may be materially adversely affected. See "Risk Factors - Reliance Upon Distributors".

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

        The Company's total export sales during 1998, 1999 and 2000 were $11.1 million, $7.0 million and $5.7 million, respectively. Outside the United States, the Company markets its products principally through a network of approximately 162 different dealers and distributors. As of December 31, 2000, the Company also had two sales representatives operating in international markets, and maintains an office and warehouse distribution center near Manchester, England.

        Isolyser sells its LTS product line under a non-exclusive distribution agreement with Allegiance, a leader in the sale of suction canisters and related apparatus. The agreement expires February 28, 2002 and is subject to renewal for one-year terms thereafter unless otherwise terminated. The Company also distributes LTS through other national distributors.

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

Manufacturing and Supplies

        OREX is manufactured from a family of organic polymers that dissolve or disperse in hot water and degrade in the wastewater system or in custom designed OREX processing equipment. Woven and nonwoven products are manufactured using PVA-based polymer chemistry. PVA is a safe material used widely in a variety of consumer products such as eye drops, cosmetics and cold capsules. The Company has more recently begun to develop and commercialize the use of a second generation polymer system known generically as its Novel Degradable Polymer or NDP-system. This system is currently being developed for the manufacture of OREX Degradables film, composites of film with nonwoven fabric, and extruded, thermoformed or injection molded solid plastic items. This NDP family of polymers disperses and then degrades in a processing step which is initiated by the action of hot water at an elevated pH. The Company currently obtains its PVA raw materials from various foreign suppliers. Risks exist in obtaining the quality and quantity of PVA at a price that will allow the Company to be competitive with manufacturers of conventional disposable and reusable products. Prevailing prices of PVA have adversely affected the Company's manufacturing costs for its OREX products. PVA resin from Japan, Taiwan and certain producers in China are subject to anti-dumping duties if imported into the United States. See "Risk Factors - Manufacturing and Supply Risks".

        Until 1997, the Company had followed a strategy of capital equipment purchases and acquisitions to expand and vertically integrate the Company's manufacturing capabilities, thereby enabling the Company to manufacture and convert into finished goods many OREX Degradables internally. The Company acquired OREX material manufacturing plants as a part of this expansion strategy. In 1998, the Company sold its OREX materials manufacturing plants. These plants were used by the Company to convert PVA fiber into OREX nonwoven roll goods and towels. In connection with the sale, the Company sold 4.5 million pounds of excess PVA fiber at a price of $.45 per pound under an agreement pursuant to which the Company agreed to repurchase 2.6 million pounds of such fiber (either as fiber or converted goods) over a four year period at a cost of $.80 per pound of fiber. Through 2000, the Company has paid $1.2 million for such fiber. See "Risk Factors - Manufacturing and Supply Risks".

        The Company has developed and begun sourcing OREX materials and Enviroguard fabric using the hydroentangled method of nonwoven roll-good material manufacturing. This process is neither chemically nor thermally bonded. Through these roll-good material development and manufacturing efforts, both domestic and internationally, the Company seeks to reduce the cost of producing OREX drapes and gowns while simultaneously improving the quality of these products. The Company currently sources all of these roll goods from outside the United States. The Company has initially relied on manufacturers in China for its nonwoven materials and is seeking to reduce its supply risks by sourcing such materials from manufacturers in other locations. For example, the Company has recently begun to have manufacturers located in Israel, Italy and North America supply nonwoven materials.

        The Company now relies exclusively on domestic and foreign independent manufacturers to supply OREX products to the Company's customers. The Company uses contractors in the People's Republic of China to manufacture OREX sponge products and spunlaced OREX fabric. The Company has used various independent parties (both domestically and internationally) to manufacture various OREX thermoformed, extruded and composite products which have not yet been offered for commercial sale by the Company. The Company's requirements (which to date have been modest) for OREX film products are currently being supplied by a contract manufacturer. The Company has not yet successfully reduced the cost of manufacturing OREX thermoformed and extruded products and OREX film products to a sufficient degree to offer such products commercially, although the Company seeks to use its NDP technology to reduce the cost of manufacturing OREX film products. See "Risk Factors - Manufacturing and Supply Risks".

        The Company manufactures its equipment drapes and fluid control products at its facilities in Columbus, Mississippi and the Dominican Republic. The Company utilizes a facility in Jacksonville, Florida as a distribution point for receipt and shipment of product and for light manufacturing. The Company also maintains a distribution facility near Manchester, England. In connection with the Company's acquisition of drape product lines from Deka, the Company acquired additional leased facilities in Tyler, Texas, Athens, Texas and the Dominican Republic where it manufactures equipment drapes, and a leased manufacturing and warehouse facility in Waynesville, North Carolina.

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

Order Backlog

        At December 31, 2000, the Company's order backlog totaled approximately $473,000 compared to approximately $356,000 (in each case net of any cancellations) at December 31, 1999. All backlog orders at December 31, 2000 are expected to be filled prior to year end 2001. Microtek typically sells its products pursuant to written purchase orders which generally may be canceled without penalty prior to shipment of the product. Accordingly, the Company does not believe that the level of backlog orders at any date is material or indicative of future results.

Technology and Intellectual Property

        The Company seeks to protect its technology by, among other means, obtaining patents and filing patent applications for technology and products that it considers important to its business. The Company also relies upon trade secrets, technical know-how and innovation and market penetration to develop and maintain its competitive position.

        The Company holds several patents issued by the U.S. Patent and Trademark Office concerning methods of disposing of OREX Degradables, including:
(1) US Patent 5,207,837, issued in 1993 and successfully reexamined (B1 6,207,834) by the U.S. Patent Office in 1996, which covers a method of disposing OREX materials that are configured into a drape, towel, cover, overwrap, gown, head cover, face mask, shoe covering, sponge, dressing, tape, underpad, diaper, wash cloth, sheet, pillow cover, or napkin; (2) US Patent 5,181,967, issued in 1993 and successfully reissued (RE 36399) in 1999, and which covers a method of disposing particular OREX materials utensils such as procedure trays, laboratory ware, and patient care items; (3) US Patent 5,181,966, issued in 1993 and successfully reexamined (B1 5,181,966) in 1996, and which covers a method of disposing OREX materials configured into packaging materials; and (4) US Patent No. 6,048,410, issued in 2000, and which covers a method of disposing PVA garments, linens, drapes and towels.

        Isolyser also has several patents which cover particular OREX products, including (1) US Patent 5,650,219, which was issued in 1995 and covers a method of disposing particular OREX materials configured into garments, linens, drapes, and towels; (2) US Patent 5,620,786, issued in 1997 and covers particular OREX materials that are configured into towels, sponges or gauze; (3) US Patent 5,268,222, issued in 1993 and covers a composite fabric made with an OREX materials; (4) US Patent 5,885,907, issued in March, 1999, and covers particular OREX materials configured into a towel, sponge, or gauze; (5) US Patents 5,470,653 and 5,707,731, issued in 1995 and 1998, and which cover mop heads made from OREX materials; (6) US Patent 5,985,443, issued November, 1999, and which covers the methods of disposing a mop head; and (7) JP Patent No. 3060180, issued April, 2000, and which covers mop heads made from OREX materials.

        Isolyser also has patents that cover methods of producing OREX brand products, including: (1) US Patent 5,871,679, issued in February, 1999, and which covers methods for producing OREX Degradables that are configured into thermoplastic films and fabrics; (2) US Patent 5,661,217, issued in 1997, which covers a method of forming molded packaging and utensils from OREX materials and methods of forming OREX brand films into a packaging, drape, cover, overwrap, gown, head cover, face mask, shoe cover, CSR wrap, tape, underpad or diaper; (3) US Patent 5,972,039, issued October, 1999, and which covers methods for enhancing the absorbency and hand feel of OREX brand fabrics; and (4) US Patent 5,871,679 for producing OREX materials that are configured into film and fabric.

        The Company also has several issued patents related to its SMS and LTS technologies.

        The Company currently has several applications pending before the U.S. Patent and Trademark Office which relate to OREX brand products. Specifically, those applications concern (i) a new class of OREX biodegradable polymers, (ii) methods for enhancing the absorbency and hand feel of OREX brand fabrics, (iii) finishing formulations for OREX materials, (iv) a pipeliner manufactured with OREX, (v) medical containers made from OREX materials, (vi) a method of absorbing oil with OREX materials fabric, (vii) PVA fabric that is made from the spunlace process, including PVA spunlaced fabrics that are configured into surgical gowns, drapes, and industrial wipes, (viii) wipes made from any PVA substrate, (ix) equipment covers made from OREX, (x) methods of treating industrial and medical waste, and (xi) PVA fabrics that are coated on both sides for greater repellency. The Company is not aware of any facts at this time that would indicate that patents sought by these applications will not be issued; however, no assurances can be provided that patents will issue from these applications. See "Risk Factors - Protection of Technologies."

        The Company's U.S. patents expire between 2007 and 2020. The Company files for foreign counterpart patents on those patents and patent applications which the Company considers to be material to its business. No assurance can be given that the various components of the Company's technology protection arrangements utilized by the Company to protect its technologies, including its patents, will be successful in preventing others from making products competitive with those offered by the Company, including OREX. See "Risk Factors-Protection of Technologies".

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

        Although the Company is not aware of any products currently available in the market place which provide the same disposal and degradable benefits as OREX Degradables and Enviroguard, these products compete with traditional disposable and reusable products currently marketed and sold by many companies. Single use disposable (as opposed to reusable) drapes and gowns have been available for over 25 years and according to a 1992 market study account for over 80% of the surgical market. Competing manufacturers of traditional disposable medical products are large companies with significantly greater resources than those of the Company. These competitors have in many instances followed strategies of aggressively marketing products competitive with OREX Degradables to buying groups resulting in increasing cost pressures. These factors have adversely affected the Company's ability to adjust its prices for its OREX products to take into account disposal cost savings provided by these products, and have adversely affected the Company's ability to successfully penetrate potential customer accounts. See "Risk Factors - Marketing Risks affecting OREX Products" and "- Competition".

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

        The Company believes that its LTS products command a significant share of a market that thus far has been marginally penetrated. However, the Company is aware of a variety of absorber products that are directly competitive with LTS. Recent regulatory developments have placed LTS at a competitive disadvantage to a competitor's absorber product. See "- Government Regulation". The Company estimates that it has only a small (less than 5%) market share for its SMS products. The market niche for disposal of sharps is dominated by a number of other companies.

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

        Countries in the European Union require that products being sold within their jurisdictions obtain a CE mark and be manufactured in compliance with certain requirements. The Company has CE mark approval to sell its safety and most of its medical device products in Europe. One of the conditions to obtaining CE mark status involves the qualification of the Company's manufacturing plants and corporate offices under certain certification processes. All of the Company's manufacturing plants and corporate offices have obtained such certifications, except the domestic manufacturing facilities acquired from Deka do not hold such certifications. To maintain CE mark approval, the Company has to satisfy continuing obligations including annual inspections by European notified bodies as well as satisfy record keeping and other quality assurance requirements. The notified bodies have the authority to stop the Company's use of the CE mark if the Company fails to meet these standards. While the Company believes that its operations at these facilities are in compliance with requirements to maintain CE mark status, no assurances are provided that such certifications will be maintained or that other foreign regulatory requirements will not adversely affect the Company's marketing efforts in foreign jurisdictions.

        Under the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), any product which claims to kill microorganisms through chemical action must be registered with the EPA. Any product that makes a claim that it kills microorganisms exclusively via a physical or mechanical means is regulated as a physical "device" under FIFRA. Pesticide devices do not require EPA registration, but are subject to some requirements, including labeling and record keeping. FIFRA affects primarily the Company's LTS and SMS products. The Company believes its SMS product qualifies as a physical disinfecting device under FIFRA, which permits the Company to advertise that such product physically disinfects microorganisms without EPA registration. LTS is not registered with the EPA. The Company has marketed LTS in a manner in which the Company believed complied with FIFRA by not making claims in product labeling or marketing that LTS treats or disinfects medical waste or kills microorganisms. In 1998 the EPA announced its position that FIFRA requires that products, such as LTS, which hold state approvals related to anti-microbial efficacy, such as state approval for landfill of LTS-treated waste, impliedly make claims about killing microorganisms which necessitate registration under FIFRA. The Company continues to sell its LTS products without FIFRA registration. The Company has altered its marketing of LTS to comply with EPA's new guidance. In 2000, the Company obtained registration under FIFRA of a new version of LTS call LTS Plus. The Company must still seek numerous state and local registrations of such new LTS Plus products to allow such product to be landfilled in such places. No assurances can be provided that the Company will obtain such registration or that prior or continuing sales of the Company's LTS products may not either be stopped or subject the Company to penalties or other regulatory action. A product line marketed by a competitor of the Company's LTS products has been registered under FIFRA, placing LTS at a competitive disadvantage to such competing product line. See "Risk Factors - Regulatory Risks" and "- Reliance Upon Distributors".

         State and local regulations of the Company's products and services is highly variable. In certain cases, for example, state or local authorizations are required to landfill Isolyser's SMS or LTS products, or both. In November, 1997, as a result of a review of an existing approval in California for the landfilling in California of waste treated by LTS, California authorities revoked such approval. While LTS offers benefits unrelated to landfilling, such action has adversely affected the Company's ability to sell LTS. The Company is in the process of obtaining from the various states approval to landfill waste treated by LTS Plus, and has obtained such approval from several states not including California. No assurances can be provided that prior regulatory actions or pending regulatory reviews will not continue to have an adverse effect upon the sales of the Company's liquid absorbent products. See "Risk Factors - Reliance Upon Distributors" and "- Regulatory Risks".

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

         As the Company seeks to introduce its OREX products to industries other than healthcare, the Company will be required to satisfy any applicable regulatory requirements within such industries for the disposal of contaminated OREX products. While the user of the Company's products and not the Company is responsible for complying with these legal requirements, the Company's product development efforts include analyzing compliance programs to facilitate sales of the Company's products. For example, the Company is currently developing products and processing technology designed for use in the automotive painting industry and the nuclear power industry. The processing of OREX materials contaminated with paint or nuclear outfall is classified as hazardous which create significant engineering challenges including, for example, a technology to separate the processed OREX materials from the hazardous component of the contaminated materials. The Company seeks to work with third parties to develop technologies to address these challenges. With the help of third parties, the Company has engineered systems to address these challenges which, based on preliminary testing, appear to separate the hazardous component of contaminated OREX material in the processing stage. The Company, however, has not yet begun commercial sale of these products, which may raise additional challenges as a part of the Company's efforts to commercialize these technologies.

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

Employees

         As of December 31, 2000, the Company employed 860 full-time employees, 37 part-time employees and 11 people as independent contractors. Of these, 73 were employed in marketing, sales and customer support, 689 in manufacturing, 23 in research and development, and 122 in administrative positions. The Company believes its relationship with its employees is good.

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

Risk Factors

         History of Net Losses.

         While the Company reported net income for the year ended December 31, 1999, the Company has a history of operating at a net loss. For the year ended December 31, 2000 and for each of the five years ended December 31, 1998, the Company incurred net losses. The Company attributes such operating performance in significant part to a failed strategy to commercialize the Company's OREX Degradables products. The Company has significantly changed its strategy to commercialize OREX Degradables. The Company sold $1.6 million of OREX Degradables products in 2000 and did not realize any gross profit on those sales. Future investments in OREX Degradables products or failed commercialization strategies could adversely affect operating results in the future.

         Marketing Risks affecting OREX Products.

         Isolyser depends entirely on the efforts and success of Allegiance in marketing OREX Degradables and Enviroguard products to healthcare markets because Isolyser granted Allegiance an exclusive worldwide license to these products in healthcare markets. Allegiance has not yet introduced these products for commercial sale. If Allegiance does not perform in a manner satisfactory to Isolyser in marketing these products, Isolyser may nevertheless be required to await the expiration of that license in April, 2003 or later to pursue an alternative strategy to commercialize these products in healthcare markets. While Allegiance is a leading supplier of disposable products to the healthcare industry, the success of OREX products in the healthcare industry will depend upon numerous factors and is subject to many risks. In January, 2001, the Company and Allegiance entered into an agreement suspending any purchase requirements of Allegiance under the Company's license agreement with Allegiance pending the resolution of certain developmental challenges and a reevaluation of the terms by which Isolyser and Allegiance might pursue commercialization of OREX Degradables and Enviroguard products in healthcare markets.

         Similarly, developing a market in non-healthcare industries for OREX is subject to many risks. These risks include:

         . Because Isolyser does not currently sell significant quantities of OREX products, commercialization of these products will require the purchaser and user of these products to change their existing purchasing patterns;

         . To realize the full benefits of OREX Degradables products, users of these products will be required to change the way in which they dispose of these products by incorporating the OREX dissolution process in disposal procedures;

         . Isolyser may experience difficulties in its objective to provide a regular supply of adequate quantities of product having uniformly acceptable performance qualities which may cause Isolyser to lose customers;

         . Isolyser will need to provide appropriate regulatory and mechanical support to customers to incorporate the processing technology necessary to degrade OREX Degradables products after use, and Isolyser may not be able to obtain regulatory approvals or engineer satisfactory processing technology to support customers;

         . Because Isolyser currently has commercially available only a limited number of OREX Degradables products and therefore cannot currently replace all traditional disposable products with OREX

               Degradables, potential customers may not yet justify large-scale conversion to OREX Degradables products;

         . Past concerns with prior OREX Degradables product performance or future deficiencies in performance of Isolyser's products may result in the inability to convert new customers to OREX products or retain existing customers;

         . Long term supply contracts entered into by large hospital chains and smaller collective buying groups, and corresponding customers in other industries, may prohibit the successful marketing OREX Degradables to such customers;

         . Competitors may try to sell traditional disposable medical products at prices which prevent the aggressive marketing and selling OREX Degradables products; and

         . Difficulties may be encountered in obtaining regulatory approvals necessary to process OREX Degradables.

         The Company has no significant experience in marketing OREX Degradables to industries other than healthcare. In evaluating other industries to develop and market OREX Degradables products, the Company seeks to identify third parties which the Company believes have expertise or other strategic characteristics to help commercialize OREX Degradables in that industry. Contracting with these third parties may require the Company to grant exclusive rights to the third party over the OREX technology within the applicable industry. For example, the Company granted to RJ Hanlon exclusive global distribution rights to covers manufactured from OREX film for robots used in automotive painting operations. The license is dated June 14, 1999 and has a term of three years. If the Company is not satisfied with the performance of RJ Hanlon, the Company may not be able to cancel the agreement. In addition, marketing of OREX Degradables products in industries other than the healthcare industry will encounter the same risks described above for the healthcare industry. Other industries may have special and additional risks, not currently known to Isolyser. For example, processing of OREX Degradables used in the automotive paint industry requires special processing to remove paint as paint is not permitted to flow into municipal sewer systems.

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

         Manufacturing and Supply Risks.

         To relieve itself of the overhead burden associated with owning its own manufacturing facilities, the Company sold its former OREX manufacturing facilities and now depends entirely upon third parties to manufacture its OREX Degradables and Enviroguard products. The Company does not have the ability to manufacture these products. If the Company is not able to obtain its products from its manufacturers, if such products do not comply with the specifications or if the prices at which the Company purchases its products are not competitive with traditional products, the Company's sales and profits will suffer. The Company's license with Allegiance requires that it sell Enviroguard fabric to Allegiance at a fixed cost regardless of costs charged to the Company by its manufacturers.

         The cost for OREX raw materials has been high. The raw material required to manufacture OREX Degradables woven and non-woven products and Enviroguard is PVA fiber, and the raw material required to manufacture OREX Degradables film and thermoformed and extruded items is PVA resin and NDP. The Company obtains its raw materials from various sources but risks exist in obtaining the quality and quantity of PVA at a price that will allow the Company to be competitive with manufacturers of conventional disposable and reusable products. During 1996, an anti-dumping order was issued which requires that domestic importers of PVA resin post import bonds or pay cash deposits in the amount of certain scheduled anti-dumping margins ranging from 19% to 116% of the raw material cost upon importing such raw materials. These payments are not required for PVA fiber. Such anti-dumping order may have resulted in increases to the Company's cost for raw materials over that which might otherwise have prevailed. The prices for these raw materials have affected the ability of the Company to be price competitive with conventional disposable and reusable products, both reducing sales and adversely affecting profits.

         The Company has entered into a contract requiring that it purchase certain minimum quantities of PVA fiber at a fixed price over a four year period expiring in 2002. The total remaining purchase obligation of the Company under this contract is $926,000. The failure of the Company to sell adequate quantities of OREX Degradables products could adversely affect the ability of the Company to satisfy its obligations under this contract, thereby adversely affecting the Company's operating results.

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

         The Company's cost to manufacture OREX Degradables products to date have not been acceptable. See "Risk Factors - History of Net Losses". There can be no assurances that the Company will be able to reduce its cost to manufacture such product. In addition, the Company has various obligations to supply OREX products at a fixed cost regardless of costs incurred by the Company. For example, the Company's agreement to supply OREX products to Allegiance provides for a fixed supply cost. To date, the Company has been unable to manufacture OREX Degradables film and thermoformed and extruded products at an acceptable cost. The Company has recently begun to develop the use of new polymers, called NDP, to test manufacture OREX Degradables film and thermoformed and extruded products. While the Company has undertaken an evaluation of these new products, no assurances can be provided that the Company will be successful in manufacturing on a commercial basis OREX Degradables products from these polymers or that such products will comply with applicable regulatory requirements.

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

         Reliance Upon Distributors.

         The Company has historically relied on large distributors for the distribution of its products. Hospitals purchase most of their products from a few large distributors. Of these distributors, only Allegiance accounted for more than 10% of the Company's total sales during 2000. If the efforts of the Company's distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company's products, the Company's sales may be materially adversely affected. Recent regulatory developments regarding the Company's LTS products described under "Business - Government Regulation" may have caused Allegiance to substantially reduce its purchases of the Company's existing LTS products. The Company believes that Allegiance may have begun to purchase products competitive with those of LTS manufactured by a third party which have been registered with the Environmental Protection Agency. Until 1996, Allegiance was the sole distributor for the Company's LTS products and remains the most significant distributor of such products. Reduction of such purchases by Allegiance has had a material adverse effect upon the Company's operating results. Purchases of all products by Allegiance from Microtek during 2000 represented 16.2% of Microtek's 2000 net sales. The relationships between the Company and Allegiance with regard to LTS and the Company's infection control products, as well as the license granted to Allegiance for OREX products, make the Company substantially dependent upon Allegiance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

         Developments regarding the Company's LTS products have had and could continue to have a material adverse effect upon the Company's operating results. In November, 1997, the State of California revoked its approval for direct landfill disposal (without sterilization) of LTS-treated waste within such state. In February 1998 EPA announced a new policy that FIFRA requires that products, such as LTS, which hold state approvals related to anti-microbial efficacy, such as state approvals for landfill of LTS-treated waste, impliedly make claims about killing microorganisms which would require that LTS be registered under FIFRA. LTS has not been registered under FIFRA and, based in part on meetings by the Company with the EPA, the Company continues to sell LTS without such registration. The Company now is marketing LTS without relying upon any state approvals for direct landfill disposal. In 2000, the Company obtained registration under FIFRA by the EPA of a new version of LTS called LTS Plus. The Company must still seek numerous state and local registrations of LTS Plus to allow such product to be landfilled in such places. The EPA's change in policy could cause the Company to become subject to an order to stop sales of the original version of LTS or be subject to fines, penalties or other regulatory enforcement procedures, any one or more of which could have a material adverse effect on the Company and its results of operations.

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

         Healthcare Reform.

         The federal government and the public have focused considerable attention on reforming the healthcare system in the United States. The Company cannot predict the healthcare reforms that ultimately may be enacted nor the effect any such reforms may have on its business. No assurance can be given that any such reforms will not have a material adverse effect on the Company.

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

         The Company conducts its equipment drape and fluid control manufacturing business from three locations. In Columbus, Mississippi the Company owns an 80,000 square foot manufacturing building and leases on a month-to-month basis a 25,000 square foot warehouse facility. The Company leases four manufacturing facilities totaling 59,000 square feet located in the Dominican Republic which expire at various dates through 2007. The Company leases a 43,000 square foot facility located in Empalme, Mexico, where it manufactures equipment drape and fluid control products. The current lease has expired on this facility and it is being leased on a month to month basis through May 2001 when the facility will be closed. The Company leases a 35,000 square foot facility in Tyler, Texas where it manufactures equipment drapes under a lease which expires July 31, 2002, subject to two renewal options for five years each. The Company leases a 5,000 square foot manufacturing facility in Athens, Texas where it manufactures equipment drapes under a lease that expires on April 1, 2004. The Company also leases a 7,000 square foot manufacturing and warehouse facility in Waynesville, North Carolina where it produces prototypes of surgical drapes under a lease that expires on October 1, 2001.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no submissions of matters to a vote of the Company's shareholders during the three months ended December 31, 2000.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock is traded and quoted on The Nasdaq Stock Market under the symbol "OREX". The following table shows the quarterly range of high and low sales prices of the common stock during the periods indicated since December 31, 1998.

                                                   Common Stock
  Quarter Ended                                   High        Low
  -------------                                   ----        ---
  2000

     First Quarter                                $6.97      $2.88
     Second Quarter                               $5.47      $3.00
     Third Quarter                                $3.50      $1.88
     Fourth Quarter                               $2.47      $0.50

  1999
     First Quarter                                $3.25      $1.06
     Second Quarter                               $5.00      $2.28
     Third Quarter                                $4.94      $3.13
     Fourth Quarter                               $4.00      $2.31

         On March 16, 2001, the closing sales price for the common stock as reported by The Nasdaq Stock Market was $0.875 per share.

         As of March 16, 2001, the Company had approximately 18,430 shareholders, including approximately 1,430 shareholders of record and 17,000 persons or entities holding the Company's common stock in nominee name.

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

ITEM 6     SELECTED FINANCIAL DATA

         The following table sets forth summary historical financial data for each of the five years in the period ended December 31, 2000. In April, 1996, Microtek purchased the Venodyne division of Advanced Instruments, Inc., and the Company's results of operations include the results of Venodyne only from the April 27, 1996 acquisition date. Additionally, during 1999 the Company disposed of substantially all of the assets of its MedSurg subsidiary and all of its capital stock in its White Knight subsidiary, and during 1998 the Company disposed of its Arden and Charlotte, North Carolina and Abbeville, South Carolina manufacturing facilities, its industrial and Struble & Moffitt divisions of its White Knight subsidiary, and substantially all of the net assets of its SafeWaste subsidiary. In October, 2000, Microtek acquired the urology drape product line of Lingeman Medical Products, Inc. The summary historical financial data should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data appearing elsewhere in this Form 10-K. The summary historical financial data for each of the five years in the period ended December 31, 2000 has been derived from the Company's audited consolidated financial statements.

                                                                          Year Ended December 31,

                                                   1996              1997             1998               1999            2000
Statement of Operations Data:
    (in thousands, except per share data)
Net sales...................................    $   164,906     $     159,940    $      147,643    $       97,554  $       53,931
Licensing revenues..........................              -                 -                 -             1,500           2,433
                                                -----------     -------------    --------------     -------------   -------------
      Total revenues........................        164,906           159,940           147,643            99,054          56,364

Cost of goods sold..........................        128,598           142,094           109,936            61,970          35,938
                                                -----------     -------------    --------------     -------------   -------------

      Gross Profit..........................         36,308            17,846            37,707            37,084          20,426

Operating expenses
      Selling, general and
      administrative........................         41,381            43,422            40,182            26,596          21,246
      Research and development..............          2,173             2,601             3,906             3,724           4,098
      Amortization of intangibles...........          4,290             3,847             2,052             1,440           1,780
      Impairment charge.....................              -            57,310             7,445               769               -
      Restructuring charge..................          4,410                 -                 -                 -           1,555
      Costs associated with merger..........          3,372                 -                 -                                 -
      Gain on dispositions..................              -                 -                 -              (628)            (21)
                                                -----------     -------------    --------------     -------------   -------------
         Total operating expenses...........         55,626           107,180            53,585            31,901          28,658
                                                -----------     -------------    --------------     -------------   -------------

         (Loss) income  from operations.....        (19,318)          (89,334)          (15,878)            5,183          (8,232)

Net other income (expense)..................         (1,316)           (3,415)           (3,223)           (1,195)         (3,755)
                                                -----------     -------------    --------------     -------------   -------------

(Loss) income before tax, extraordinary
   items and cumulative effect of change
   in accounting principle..................        (20,634)          (92,749)          (19,101)            3,988         (11,987)

Income tax provision (benefit)..............           (639)              354               540             1,291             155
                                                -----------     -------------    --------------     -------------   -------------

(Loss) income before extraordinary items
   and cumulative effect of change in
   accounting principle.....................        (19,995)          (93,103)          (19,641)            2,697         (12,142)
Extraordinary items (1).....................            457                 -            (1,404)                -               -
Cumulative effect of change
   in accounting principle (2)..............              -               800                 -                 -               -
                                                -----------     -------------    --------------     -------------   -------------
   Net (loss) income........................    $   (20,452)    $     (93,903)   $      (18,237)    $       2,697   $     (12,142)
                                                ===========     =============    ==============     =============   =============

Net (loss) income per share - Basic and Diluted
   (Loss) income before extraordinary
      item and cumulative effect of
      change in accounting principle........    $     (0.52)    $       (2.37)   $        (0.49)    $        0.07   $       (0.29)
      Extraordinary items...................          (0.01)                -              0.04                 -               -
      Cumulative effect of change in
      accounting principle..................              -             (0.02)                -                 -               -
                                                -----------     -------------    --------------     -------------   -------------
 Net (loss) income per share - Basic and
   Diluted..................................    $     (0.53)    $       (2.39)   $        (0.45)    $        0.07   $       (0.29)
                                                ===========     =============    ==============     =============   =============

Weighted average number of common and
   common equivalent shares outstanding
   - basic..................................         38,763            39,273            39,655            40,318          41,269

Weighted average number of common and
   common equivalent shares outstanding
   - diluted................................         38,763            39,273            39,655            41,158          43,221

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

                                                                   Year Ended December 31,
                                          ------------------------------------------------------------------------------
                                                1996          1997 (1)      1998 (2)           1999            2000

Balance Sheet Data:
      (in thousands)
Working Capital......................       $   91,962     $   72,408     $   39,124      $     44,090        $  34,372
Intangible assets, net...............           57,331         30,803         29,128            23,071           23,057
Total assets.........................          250,935        144,334        109,518            95,339           76,969
Long-term debt.......................           47,029         37,546         19,376             4,059            1,673
Total shareholders' equity...........          178,804         86,117         68,675            74,722           63,598

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

         In March 1998, the Company announced a plan to dispose of its OREX manufacturing facilities and its White Knight subsidiary. In August 1998, the Company disposed of its Arden and Charlotte, North Carolina OREX manufacturing facilities, and substantially all of the net assets of the industrial division of its White Knight subsidiary and its SafeWaste subsidiary. In 1998 the Company disposed of the Struble & Moffitt division of its White Knight subsidiary. In October 1998, the Company disposed of its Abbeville, South Carolina OREX manufacturing facility. The Company maintains a 19.5% minority interest in the company formed to own and operate the Abbeville and Arden facilities. In 2000, the Company wrote off this investment in its entirety.

         On March 31, 1999, the Company disposed of its former corporate headquarters in Norcross, Georgia. Effective May 31, 1999, the Company disposed of the stock of its White Knight subsidiary. On July 12, 1999, the Company sold substantially all of the assets of MedSurg to Allegiance and granted to Allegiance an exclusive worldwide license to the Company's proprietary technologies to manufacture, use and sell products made from material which can be dissolved and disposed of through sanitary sewer systems for healthcare applications. In October, 2000, Microtek acquired the urology drape product line of Lingeman Medical Products, a former customer of Microtek.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net revenues for 2000 were $56.4 million compared to $99.1 million for 1999, a decline of 43.1%. Excluding sales of businesses sold during 1999, net revenues in 2000 decreased 6.7% from net revenues in 1999. Sales of Microtek products decreased 11.4% to $44.2 million during 2000 as compared to $49.8 million during 1999. This decrease was primarily a result of increased sales in 1999 from a short-term manufacturing contract arrangement with Allegiance. Excluding this non-recurring business, Microtek sales increased 0.8% from $43.8 million in 1999 to $44.2 million in 2000. Microtek's acquisition of the urology drape product line of Lingeman Medical Products did not have a material impact on Microtek's operating results because Lingeman Medical Products was formerly an OEM private label customer of Microtek. Sales of the Company's safety products decreased 4.6% from $8.3 million in 1999 to $7.9 million in 2000. This decrease was due to continuing reduction in purchases of safety products by Allegiance during 2000.

         Included in 2000 revenues are $2.4 million of licensing revenue associated with the amortization of $10.5 million payment by Allegiance allocated to the Company's Supply and License Agreement with Allegiance and $1.6 million in sales of OREX and Enviroguard products during 2000. Sales of OREX Degradables in 2000 did not contribute any gross profit to the Company's operating results. The license fee amortization was reduced proportionately by the settlement of indemnification claims by Allegiance and other adjustments totaling $3.5 million, of which $2.5 million was satisfied by the application of funds in escrow. The Company's ability to successfully manufacture, supply and expand its OREX Degradables line of products at acceptable profit margins remains subject to risks. See "Risk Factors - History of Net Losses", "- Marketing Risks Affecting OREX Products" and "-Manufacturing and Supply Risks".

         During 2000 sales of the Company's safety products continued to be materially adversely affected by the substantial reduction in purchases of LTS products by the Allegiance division of Cardinal Healthcare, the largest distributor of such products, and the previously reported adverse regulatory developments related to the change in policy by the EPA requiring registration of the new LTS-Plus product prior to its introduction into the market. This policy change by EPA also forced the withdrawal of all landfill approvals for conventional LTS products in mid-1998. LTS-Plus, the new generation treatment product, has now been registered by the EPA as a treatment for liquid medical waste and subsequent approvals for direct landfill disposal have been issued by many states. The Company introduced LTS-Plus into the market during the first quarter of 2001. See "Risk Factors - Reliance Upon Distributors" and "-Regulatory Risks".

         Gross profit for 2000 was $20.4 million or 36.2% of net revenues compared to $37.1 million or 37.4% of net revenues in 1999. Excluding gross profits from the amortization of licensing revenues, gross margin was 33.4% in 2000 as compared to 36.5% in 1999. Included in cost of goods sold in 2000 was a charge of $3.5 million related to increased reserves for excess and obsolete OREX inventories, with no similar expense in 1999.

         Selling, general and administrative expenses were $21.2 million or 37.7% of net sales in 2000 as compared to $26.6 million or 26.9% of net sales in 1999. This decrease in absolute dollar expenses is due to operations sold during the year partially offset by a $3.2 million increase in these expenses incurred by the Company's continuing operations. Expense categories with significant increases include legal, audit and tax services, consulting and investor relations. Additionally, the Company incurred higher distribution freight expense due to rising fuel cost.

         Research and development expenses were $4.1 million in 2000 as compared to $3.7 million in 1999. Included in the increased R&D expenditures were costs for accelerated development of manufacturing and subsequent fabrication technologies for the Company's line of Enviroguard products for healthcare. The Company also experienced unplanned expenditures for the design and development of its OREX processing units following the default of a vendor for the fabrication of such units.

         Amortization of intangibles was $1.8 million or 3.2% of net sales in 2000. This compares to $1.4 million or 1.5% of net sales in 1999. The increase in 2000 is primarily due to the write-off of intangibles that related to operations that were disposed of.

         The Company recorded operating expense restructuring charges during 2000 of $1.6 million compared to $769,000 of impairment charges in 1999. Included in the 2000 charges were severance payments to former officers and employees, write-offs related to consulting arrangements, write-off of lease payments for closed offices and the impairment of equipment. The 1999 impairment charges were attributed to the disposition of the Company's interests in its White Knight subsidiary of $1.6 million partially offset by a $821,000 adjustment of a previous impairment charge associated with the 1998 sale of its White Knight industrial business.

         A loss from operations in 2000 of $8.2 million compares with income from operations in 1999 of $5.2 million. Without the restructuring charges and provision for excess and obsolete OREX inventories described above, the Company would have reported a loss from operations in 2000 of $3.2 million.

         Interest income, net of interest expense, in 2000 was $349,000 compared to net interest expense of $1.2 million in 1999. The decline in interest expense is primarily attributable to the elimination of the Company's outstanding balance in its revolver and term loan facility from proceeds of divestitures.

         The Company has decided to discontinue additional investment in Thantex Specialties and has concluded that the recovery of the investment is unlikely. Accordingly, the investment was written off in 2000.

         Provision for income taxes was $155,000 for 2000 compared to $1.3 million in 1999. The 2000 income tax provision is comprised primarily of state and foreign income taxes.

         The resulting net loss for 2000 was $12.1 million compared to net income of $2.7 million in 1999.

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

         Included in 1999 revenues are $1.5 million of licensing revenue associated with the amortization of $10.5 million payment by Allegiance allocated to the Company's Supply and License Agreement with Allegiance and $1.7 million in sales of OREX Degradables and Enviroguard during 1999. Sales of OREX Degradables in 1999 did not contribute any gross profits to the Company's operating results. The Company's ability to successfully manufacture, supply and expand its OREX Degradables line of products at acceptable profit margins remains subject to risks. See "Risk Factors - History of Net Losses", "- Marketing Risks Affecting OREX Products" and "-Manufacturing and Supply Risks".

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

         Income from operations in 1999 of $5.2 million compares with a loss from operations in 1998 of $15.9 million.

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

Liquidity and Capital Resources

         As of December 31, 2000, the Company's cash and cash equivalents totaled $14.4 million compared to $17.0 million at December 31, 1999. As of December 31, 2000, the Company held a $200,000 escrow deposit included in other assets which was subsequently used to purchase certain assets of MicroBasix related to OTI's nuclear business.

         During 2000, the Company utilized cash to finance the purchase of a business, property and equipment, to make scheduled debt repayments related to previous acquisitions of businesses, equipment and capital leases, and to fund working capital requirements. For 2000, net cash used in operating activities was $1.7 million; net cash provided by investing activities was $541,000; and net cash used in financing activities was $1.3 million. The $1.7 million used in operating activities in 2000 results principally from the operating loss, but is offset by significant decreases in inventories and prepaid expenses. Contributing to the use of cash were the decreases in accounts payable, accrued compensation and other liabilities. During 2000, cash used in investing activities included $1.1 million in capital property and equipment expenditures as compared to $1.3 million in 1999. These expenditures were primarily associated with investments to improve the Company's internal management information systems. Also during 2000, the Company purchased a portion of the assets of Lingeman Medical Products, Inc. for $1.8 million, consisting of $1.1 million in cash and a $675,000 note. The Company also invested $249,000 in Consolidated EcoProgress and $44,000 in Global Resources, Inc. Cash used in financing activities was approximately $1.3 million in 2000 as compared to $23.3 million in 1999. In 2000, the Company repaid notes payable totaling $3.1 million. During 1999, the Company repaid all of its outstanding term and revolver debt. Proceeds from the Company's Employee Stock Purchase Plan, the 401(k) Plan and the exercise of stock options provided the Company $2.0 million in 2000. During 2000, the Company repurchased 496,000 shares of common stock through open market and private transactions for an aggregate of $898,000.

         The Company maintains a $10.0 million credit agreement (as amended to date, the "Credit Agreement") with The Chase Manhattan Bank (the "Bank"), consisting of a revolving credit facility maturing on June 30, 2001. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $10.0 million, less any outstanding letters of credit issued under the Credit Agreement. Current borrowing availability under the revolving facility at December 31, 2000 was $10.0 million. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin, as defined, or LIBOR plus an interest margin (8.5% at December 31, 2000). There were no outstanding borrowings under the revolving credit facility at December 31, 2000. On March 9, 2001, the Credit Agreement was amended to provide for an increase in the revolving facility to $13.0 million until April 30, 2001. During this period, borrowings will bear interest at a floating rate of approximating the Bank's prime rate plus an interest margin which totaled 10.0% at March 16, 2001. On March 16, 2001, outstanding borrowings under the revolving credit facility were $6.4 million and borrowing availability was $6.6 million. The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at December 31, 2000. The Credit Agreement provides for a fee of 0.50% per annum on the unused commitment, an annual collateral monitoring fee of $25,000, and an outstanding letter of credit fee of 2.0% per annum. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, equipment, Isolyser's stock of its subsidiaries and certain of the Company's plants and offices. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and earnings, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. The Company also is not permitted to pay any dividends. At December 31, 2000 the Company was in violation of certain financial covenants, but has obtained a waiver from the Bank of such non-compliance.

         During 2000, the Company had adequate cash and cash equivalents to fund its working capital requirements. If such requirements increase in the future, the Company anticipates seeking an increase to its revolving line of credit to the extent such requirements are not otherwise satisfied out of available cash flow or borrowings under the Company's existing line of credit. There can be no assurances that such an increase to the Company's revolving credit facility will be available to the Company.

         Based on its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 2001. However, currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuances of common stock in 2001 and subsequent years.

         Inflation and Foreign Currency Translation. Inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

         The assets and liabilities of the Company's United Kingdom subsidiary are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates. The effect of foreign currency transactions was not material to the Company's results of operations for the year ended December 31, 2000. Export sales by the Company during 2000 were $5.7 million. Currency translations on export sales could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies. In the future, the Company may import significant amounts of products from foreign manufacturers, exposing the Company to risks on fluctuations in currency exchange rates.

         Newly Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Upon adoption, all derivative instruments will be recognized in the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of these pronouncements on January 1, 2001 did not have a material effect on the Company's financial position.

Forward Looking Statements

         Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's capital expenditure requirements, cash and working capital requirements, the Company's expectations regarding the adequacy of current financing arrangements and other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that the Company's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect the Company's business including, without limitation, risks associated with investing in and the marketing of the Company's OREX Degradables products, manufacturing and supply risks, risks concerning the protection of the Company's technologies, risks of technological obsolescence, reliance upon distributors, regulatory risks, product liability and other risks described in this Annual Report on Form 10-K. See "Business - Risk Factors".

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's operating results and cash flows are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company's cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less consisting entirely of U.S. Government securities or government backed securities. These investments are classified in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as available for sale securities and are stated at cost, which approximates market. As a result of the short-term nature of the Company's cash and cash equivalents, a change of market interest rates does not impact the Company's operating results or cash flow.

         The assets and liabilities of the Company's United Kingdom subsidiary are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates. The effect of foreign currency translations was not material to the Company's results of operations for the year ended December 31, 2000. Currency translations on export sales or import purchases could be adversely effected in the future by the relationship of the U.S. dollar with foreign currencies.

         The Company's greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At December 31, 2000, the Company had long-term debt totaling $675,000 that bears interest at the Prime Rate. Because this rate is variable, an increase in interest rates would result in additional interest expense and a reduction in interest rates would result in reduced interest expense.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         Effective December 1, 2000, the Company promoted Dan Lee and Jerry Wilson to the offices of President and Chief Financial Officer, respectively, following the elimination of the positions of Migo Nalbantyan and Jim Rushing, the former President and Chief Financial Officer of the Company who resigned. The Company implemented these changes in part to reduce operating expenses and increase the Company's focus on its core businesses to improve operating results.

         The current directors and executive officers of the Company are as follows:

           Name                 Position
           ----                 --------
           Gene R. McGrevin     Chairman of the Board of Directors

           Dan R. Lee           President and Chief Executive Officer, Director

           Michael Mabry        Executive Vice President and Secretary

           Name                 Position
           ----                 --------
           Donald E. McLemore   Executive Vice President

           R.G. "Jerry" Wilson  Chief Financial Officer and Assistant Secretary

           Travis W. Honeycutt  Director

           Rosdon Hendrix       Director

           Kenneth F. Davis     Director

           John E. McKinley     Director

           Ronald L. Smorada    Director

         Gene R. McGrevin (age 58) was elected Chairman of the Board of Directors and acting President of the Company in April 1997, and currently serves as Chairman of Isolyser. Mr. McGrevin served as chairman of P.E.T.Net Pharmaceutical Services, LLC, a manufacturer and distributor of radiopharmaceuticals, from May 1997 until January 2001 and is currently a consultant for P.E.T.Net. Mr. McGrevin previously served as Vice Chairman and Chief Executive Officer of Syncor International Corp., a public company in the nuclear medicine industry, with which Mr. McGrevin was associated since 1989. Prior to managing Syncor, Mr. McGrevin served in executive positions with various healthcare businesses including President of the Healthcare Products Group of Kimberly-Clark Corporation, founder and President of a consulting firm specializing in the healthcare industry and an executive officer of VHA Enterprises, Inc.

         Dan R. Lee (age 53) was elected to serve as President and Chief Executive Officer of the Company in December 2000, in addition to continuing his role as the President of Microtek Medical, Inc., a subsidiary of Isolyser. He became an executive officer of the Company following the conclusion of the acquisition of Microtek, and became a director of the Company in December 1996. Prior to accepting such positions with the Company, Mr. Lee had served as the Vice President and Chief Operating and Financial Officer of Microtek since 1987. Previous to that time, he was engaged in the public accounting practice, including more than five years with KPMG Peat Marwick.

         R. G. "Jerry" Wilson (age 56) was elected Chief Financial Officer, Treasurer and Assistant Secretary of the Company in December 2000 in addition to serving since December 1999 in the position of Vice President and Chief Financial Officer of Microtek. Mr. Wilson served as Vice President of Finance for the White Knight Healthcare subsidiary after its acquisition by Isolyser in 1995. Prior to accepting such positions, Mr. Wilson had served as corporate controller of White Knight Healthcare, Inc. since 1987. Mr. Wilson was also employed by Akzo America, Inc. for twelve years in various accounting and income tax management positions. Prior to that, Mr. Wilson, who is a Certified Public Accountant, practiced public accounting for seven years.

         Michael Mabry (age 38) was elected Executive Vice President in October 1998 after serving as Vice President of Operations of the Company since May 1997. Additionally, he serves as Chief Executive Officer of MindHarbor, a technology services provider, and as Chief Executive Officer of Global Resources, Inc. ("GRI"), a material sourcing company. Prior to accepting the position of Executive Vice President, Mr. Mabry served in various positions with the Company (including Chief Information Officer) since his joining the Company in September 1995. From 1984 to 1995, Mr. Mabry was employed by DeRoyal Industries where his career advanced from software engineer to vice president of information systems and operations. He also serves as Secretary of the Company.

         Donald "Don" E. McLemore, Ph.D. (age 50) was elected Executive Vice President in December 2000 and President of Orex Technology International, a division of Isolyser, in April 2000. Dr. McLemore served as Vice President of Research and Development for the Company from September 1999 until April 2000. Dr. McLemore joined Isolyser from Raychem Corporation, where was Director of Technology and Business Development for the OEM Electronics Division. Previously, Dr. McLemore was with Dow Chemical Company ("Dow") for 21 years, holding positions with increasing levels of responsibility for Research and Development management, including Director of Technology and Business Development in Dow's New Business unit.

         Travis W. Honeycutt (age 58) served as Executive Vice President, Secretary and a Director of the Company since its inception in 1987 and until his retirement as an employee in 1999. Mr. Honeycutt remains a Director of Isolyser. Mr. Honeycutt has authored or co-authored over 200 domestic and international patents, 50 of which related to polyvinyl alcohol and its derivations. Prior to his co-founding the Company in 1987, Mr. Honeycutt had over 20 years of experience in new product development for the industrial and healthcare markets.

         Rosdon Hendrix (age 61) was elected a Director of the Company in December 1994. Until he retired in June 1992, Mr. Hendrix served for approximately 30 years in various financial positions for General Motors Corporation, including serving as Resident Comptroller from 1975 until his retirement. Since June 1992, Mr. Hendrix has engaged in efficiency consulting studies with various governmental authorities and businesses in Georgia.

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

         John E. McKinley (age 57) was elected a Director of the Company in May 1998. Between 1991 and 1996, Mr. McKinley was the principal operating officer of BankSouth Corporation, Atlanta, Georgia, where he was a Board member and Chairman of the Credit Policy Committee. Mr. McKinley also headed the Management Committee of Bank South, which included direct responsibility for credit policy, business banking and mortgage banking. From 1969 to 1991, Mr. McKinley worked with Citizens and Southern National Bank and C&S/Sovran where he was the chief credit officer of C&S Georgia Corporation and a senior vice president. Additionally, Mr. McKinley has taught in numerous banking schools and has authored or co-authored numerous books and articles on banking. Since 1996, Mr. McKinley has been engaged in private consulting services. Mr. McKinley also serves as a director of Inficorp Holdings, Inc.

         Ronald L. Smorada (age 54) was elected a Director of the Company in May 1999. During the past five years, Dr. Smorada has been an active participant in the nonwovens industry holding senior management positions at Reemay, Fiberweb and BBA US Holdings, the latter being the parent of the former two, with nonwoven sales in excess of $800 million. Dr. Smorada worked in the development, acquisition and integration of new and existing businesses, both domestic and international. A major focus for him has been the application and conversion of science and technical concepts into meaningful businesses.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, Isolyser's executive officers and directors and any persons holding more than ten percent of the Company's common stock are required to file with the Securities and Exchange Commission and The Nasdaq Stock Market reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific due dates have been established and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to Isolyser. Based solely on its review of the copies of such reports furnished to Isolyser, or written representations that no reports were required, Isolyser believes that, during 2000, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10% of its common stock complied with the Section 16(a) requirements, except Dr. Davis and Mr. Honeycutt each reported exempt sales of shares late, and Dr. McLemore and Mr. Creizman each filed their Form 3s late.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation paid by the Company to the Company's chief executive officer and former chief executive officer, and each of the four most highly compensated executive officers of the Company serving at December 31, 2000 other than such chief executive officer, and one other executive officer of the Company during 2000 not serving as such at December 31, 2000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                       Annual Compensation             Long-Term
                                             ---------------------------------------- Compensation
                                                                         Other Annual     Awards          All Other
   Name and Principal Position       Year        Salary       Bonus      Compensation    Options (#)     Compensation
   ---------------------------       ----        ------       -----      ------------    -----------    -------------
Dan R. Lee                         2000      $174,634         $53,813               -        50,000       $ 11,894(1)
President and Chief Executive      1999      $162,000        $127,044               -        35,081       $  7,319(2)
Officer                            1998      $150,000               -               -       122,368       $  5,133(3)

Migirdic Nalbantyan                2000      $250,288               -               -             -       $  9,170(4)
Former President and Chief         1999      $181,154        $185,400               -       250,000       $130,899(5)
Executive Officer                  1998      $127,112(6)            -               -       400,000       $  2,077(7)

James C. Rushing, III              2000      $146,538               -               -             -       $  4,910(8)
Former Executive Vice President    1999      $ 97,923         $80,000               -        80,000       $    319(10)
and Chief Financial Officer        1998      $ 10,000(9)            -               -        20,000              -

Michael Mabry                      2000      $162,500         $ 8,250               -             -       $  9,804(11)
Executive Vice President and       1999      $152,885        $130,800               -       150,000       $  5,968(12)
Secretary                          1998      $130,981               -               -       150,000       $  4,495(13)

Donald E. McLemore                 2000      $146,538         $ 8,250               -       145,000       $ 27,734(14)
Executive Vice President           1999      $ 39,000(15)           -               -        25,000       $  2,251(16)

                                   2000      $121,539         $25,625               -        25,000       $  5,120(17)
R.G. Wilson                        1999      $102,809         $44,167               -         5,000       $  4,104(18)
Chief Financial Officer            1998      $ 86,931         $89,375               -        20,000       $    283(19)

(1) This amount represents $6,985 in contributions to a 401(k) plan, $2,036 for a $250,000 term life insurance policy, $138 for $100,000 of term life insurance and a $6,000 automobile allowance.

(2) This amount represents $5,070 in contributions to a 401(k) plan, $2,036 for a $250,000 term life insurance policy and $213 for a $50,000 term life insurance policy.

(3) This amount represents a $2,036 payment for a $250,000 term life insurance policy and contributions for a 401(k) plan for the balance of the amount stated.

(4) This amount represents $8,912 in contributions to a 401(k) plan and $258 for a $100,000 term life insurance policy.

(5) This amount represents $124,337 in reimbursements paid for relocation of residence, $6,208 in contribution to a 401(k) plan and $354 for $100,000 of term life insurance.

(6) This amount represents compensation paid from February 1, 1998, the date Mr. Nalbantyan became an employee of the Company.

(7)      This amount represents contributions to a 401(k) plan.

(8) This amount represents $258 for a $100,000 term life insurance policy and $4,652 in reimbursements paid for relocation of residence.

(9) This amount represents compensation paid from December 16, 1998, the date Mr. Rushing became an employee of the Company.

(10) This amount represents premiums for a $95,000 term life insurance policy.

(11) This amount represents $9,750 in contribution to a 401(k) plan and $54 for a $100,000 term life insurance policy.

(12) This amount represents $5,908 in contribution to a 401(k) plan and $60 for a $100,000 term life insurance policy.

(13) This amount represents $4,429 in contributions to a 401(k) plan and $66 for a $100,000 term life insurance policy.

(14) This amount represents $18,804 in reimbursements paid for relocation of residence, $8,792 in contribution to a 401(k) plan and $138 for a $100,000 term life insurance policy.

(15) This amount represents compensation paid from September 8, 1999, the date Dr. McLemore became an employee of the Company.

(16) This amount represents $2,251 in reimbursements paid for relocation of residence.

(17) This amount represents $4,862 in contribution to a 401(k) plan and $258 for a $100,000 term life insurance policy.

(18)     This amount represents $4,104 in contribution to a 401(k) plan.

(19)     This amount represents $283 for a $50,000 term life insurance policy.

Employment Arrangements

         Messrs. Lee and McLemore are not parties to employment agreements with the Company.

         In connection with their respective resignations from their offices with the Company effective November 30, 2000, Messrs. Nalbantyan and Rushing entered into severance agreements in which, among other things, they ratified and confirmed the protective covenants contained in their respective employment agreements including covenants relating to the protection of confidential information and restricting competition against the Company. The Company agreed to continue their respective salaries for the last month of 2000, and pay a lump sum severance at the beginning of 2001 in an amount equal to their respective salaries, pay the premiums for continued group health insurance coverage for up to six months, and the vesting of a portion of their respective stock options and the allowance of one year following the date of their resignation to exercise such stock options.

         Mr. Mabry is a party to a three year employment agreement with the Company which commenced July 1, 2000. Such employment agreement specifies a minimum salary and benefits payable during the term of the employment agreement, and contains certain restrictive covenants including covenants relating to the protection of confidential information and restricting competition against the Company. The agreement is terminable by the Company or the employee with or without cause. In the event of a termination of the agreement by the Company without cause, or by the employee for good reason (as defined), the employee would generally be entitled to one year of salary as severance. In the event of any termination of the employee's employment following a change in control (as defined) of the Company, other than a termination of employment as a result of death or disability, then the Company is obligated to pay a severance amount equal to the employee's annual base salary as then in effect.

         Mr. Wilson is a party to an employment agreement with Microtek under which he agreed to continue to serve as an employee until March 31, 2002, and which specifies a certain minimum salary and benefits. The agreement also includes certain restrictive covenants including covenants relating to the protection of confidential information. The agreement is terminable by the Company with or without cause. In the event of any termination of Mr. Wilson's employment by the Company without cause, it is obligated to pay the base salary provided in the agreement through the expiration of the agreement.

Employee Benefit Plans

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

         As of March 16, 2001, options to purchase 2,148,896 shares of common stock were outstanding under the 1992 Stock Option Plan and approximately 569,028 shares of common stock were available for future awards under that Plan.

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

         As of March 16, 2001, options to purchase 740,500 shares of common stock were outstanding under the 1999 Stock Option Plan and approximately 459,500 shares of common stock were available for future awards under the 1999 Stock Option Plan.

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

Stock Options

         The Company granted options to its Named Executive Officers in 2000 as set forth in the following table. The Company has no stock appreciation rights ("SARs") outstanding.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                               Individual Grants
                            ----------------------------------------------------------
                                             Percent of                                  Potential Realizable Value at
                             Number of         Total                                     Assumed Annual rates of Stock
                             Securities     Options/SARs                                 Price Appreciation for Option
                             Underlying      Granted to      Exercise or                            Term/(1)/
                            Options/SARs    Employees in     Base Price   Expiration    --------------------------------
              Name          Granted (#)      Fiscal Year       ($/Sh)        Date           5% ($)          10% ($)
      -----------------------------------   --------------   -----------  ------------  ---------------  ---------------
      Dan R. Lee               50,000            8.4%           $1.1875    11/30/10         $ 37,341         $ 94,628

      Migirdic Nalbantyan           -              -                  -           -                -                -

      James C. Rushing, III         -              -                  -           -                -                -

      Michael Mabry                 -              -                  -           -                -                -

      Donald E. McLemore       10,000            1.7%           $ 4.188     5/17/10         $ 26,338         $ 66,746
                              135,000           22.6%           $  2.25      8/9/10         $191,027         $484,099

      R. G. Wilson             25,000            4.2%           $1.1875    11/30/10         $ 18,670         $ 47,314

------------------

(1) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions.

     The following table sets forth the value of options exercised during 2000 and of unexercised options held by the Company's Named Executive Officers at December 31, 2000.

            AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                    Number of
                                                                                   Securities          Value of
                                                                                   Underlying         Unexercised
                                                                                   Unexercised       in-the-Money
                                                                                 Options/SARs at    Options/SARs at
                                                                                   FY-End (#)         FY-End ($)
                                          Shares Acquired          Value          Exercisable/       Exercisable/
      Name                                On Exercise (#)      Realized ($)       Unexercisable      Unexercisable
      ----                                ---------------      ------------       -------------      -------------
      Dan R. Lee                              251,295            $288,703         172,394/76,311       $0/$0 (1)

      Migirdic Nalbantyan                           -                   -        262,500/162,500       $0/$0 (2)

      James C. Rushing, III                         -                   -          30,000/20,000       $0/$0 (3)

      Mike Mabry                               29,475             $38,686        119,143/151,382       $0/$0 (4)

      Donald E. McLemore                            -                   -          6,250/145,000       $0/$0 (5)

      R. G. Wilson                             19,738             $34,138           6,250/38,750       $0/$0 (6)

-------------------------

     (1) The indicated value is based on exercise prices ranging from $2.125 to $3.49 per share on 172,394 exercisable options and exercise prices ranging from $1.1875 to $2.125 on 76,311 unexercisable options, and a value per share on December 29, 2000 of $1.00.

     (2) The indicated value is based on exercise prices ranging from $1.25 to $2.6875 per share on 262,500 exercisable options and exercise prices ranging from $1.25 to $2.6875 on 162,500 unexercisable options, and a value per share on December 29, 2000 of $1.00.

     (3) The indicated value is based on exercise prices ranging from $1.094 to $2.813 per share on 30,000 exercisable options and exercise prices ranging from $2.125 to $2.813 on 20,000 unexercisable options, and a value per share on December 29, 2000 of $1.00.

     (4) The indicated value is based on exercise prices ranging from $1.25 to $3.375 per share on 119,143 exercisable options and exercise prices ranging from $1.25 to $2.2813 on 151,382 unexercisable options, and a value per share on December 29, 2000 of $1.00.

     (5) The indicated value is based on an exercise price of $2.813 per share on 6,250 exercisable options and exercise prices ranging from $2.25 to $4.188 on 145,000 unexercisable options, and a value per share on December 29, 2000 of $1.00.

     (6) The indicated value is based on exercise prices ranging from $2.125 to $2.2813 per share on 6,250 exercisable options and exercise prices ranging from $1.1875 to $2.2813 on 38,750 unexercisable options, and a value per share on December 29, 2000 of $1.00.

Director Compensation

     In consideration of Mr. McGrevin's agreement to serve as Chairman effective upon the immediately preceding Chairman's resignation, the Chairman receives a retainer at the rate of $100,000 for the period beginning December 1, 2000 through June 30, 2001.

     The other directors who are not also employees of the Company ("Nonemployee Directors") receive a retainer of $10,000 per year payable in a lump sum following each annual meeting of shareholders. No meeting fees are payable to the Nonemployee Directors. Nonemployee Directors are reimbursed upon request for reasonable expenses incurred in attending Board of Director or committee meetings.

     At each regular annual meeting of shareholders, the Company grants to each Nonemployee Director a non-qualified stock option covering 5,000 shares of common stock (except that such stock option covers 25,000 shares of common stock for Nonemployee Directors upon their initial election as a director of the Company) at an exercise price equal to the fair market value of the Company's common stock on such date of grant. These option grants may be exercised only by the optionee until the earlier of five years after the date of grant or one year after ceasing to be a director of the Company.

     In addition to the foregoing, during 2000 the Company paid Mr. McGrevin $20,000 in consideration of his services as Chairman during the period from January 1, 2000 through May 18, 2000. In consideration of special services provided by the following directors either as chairman of committees of the Board or for other services, the Company granted stock options to the following directors with each of such stock options having an exercise price equal to the fair market value of the Company's common stock on the date of grant, and being exercisable only by the optionee until the earlier of five (5) years after the date of grant or one (1) year after ceasing to be a director of the Company:


          Name                Number of Shares           Exercise Price
          ----                ----------------           --------------

         Rosdon Hendrix            20,000                  $  2.25

         Gene McGrevin            150,000                  $1.1875

         John McKinley             10,000                  $1.1875

         Ronald L. Smorada         10,000                  $  2.25

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 16, 2001, certain information regarding the beneficial ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock, (ii) each director and Named Executive Officer identified under "Executive Compensation" above, and (iii) all directors and executive officers as a group:

                                                                                                   Percentage of
                                                                                                      Common
                                                                       Shares Beneficially       Stock Beneficially
Name of Beneficial Owner                                                       Owned                  Owned
------------------------                                                       -----                  -----
Travis W. Honeycutt (1)                                                      2,188,722                 5.3%
Gene R. McGrevin (2)                                                           440,000                 1.0%
Dan R. Lee (3)                                                                 211,231                   *
Rosdon Hendrix (4)                                                             149,000                   *
Kenneth Davis (5)                                                              122,243                   *
John E. McKinley (6)                                                           175,000                   *
Ronald L. Smorada (7)                                                           50,000                   *
Mike Mabry (8)                                                                 166,968                   *
Donald E. McLemore (9)                                                          10,750                   *
R. G. Wilson (10)                                                               22,500                   *
Migirdic Nalbantyan (11)                                                       361,000                   *
James C. Rushing, III (12)                                                      31,250                   *
Dimensional Fund Advisors, Inc. (13)                                         2,690,970                 6.5%

All directors and executive officers as a group (10 persons) (14)            3,496,414                 8.2%

------------------

 *   Represents less than 1% of the common stock

(1)  Includes options to acquire 5,000 shares exercisable within 60 days.
(2)  Includes options to acquire 400,000 shares exercisable within 60 days.
(3)  Includes options to acquire 181,166 shares exercisable within 60 days.
(4)  Includes options to acquire 119,000 shares exercisable within 60 days.
(5)  Includes options to acquire 97,000 shares exercisable within 60 days.
(6)  Includes options to acquire 55,000 shares exercisable within 60 days.
(7)  Includes options to acquire 50,000 shares exercisable within 60 days.
(8)  Includes options to acquire 156,644 shares exercisable within 60 days.
(9)  Includes options to acquire 8,750 shares exercisable within 60 days.
(10) Includes options to acquire 12,500 shares exercisable within 60 days.
(11) Includes options to acquire 262,500 shares exercisable within 60 days and 1,000 shares owned by a family member.
(12) Includes options to acquire 31,250 shares exercisable within 60 days.
(13) As reported by Dimensional Fund Advisors, Inc. in a Statement on Form 13G filed with the Securities and Exchange Commission. Dimensional Fund Advisors, Inc. address is 1299 Ocean Avenue, 11/th/ Floor, Santa Monica, California 90401.
(14) Includes options to acquire 1,085,060 shares exercisable within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January, 2000, the Company formed MindHarbor, Inc., as a wholly owned subsidiary of the Company. The Company contributed to MindHarbor computer equipment and software having a net book value of approximately $61,000 and loaned $150,000 to MindHarbor which is repayable in accordance with a Promissory Note (the "MindHarbor Note") accruing interest at six percent (6%) and maturing on January 1, 2003. MindHarbor was formed as a part of a long-term strategy to outsource the Company's telecommunication management, computer support and maintenance, and network support and management services. To implement this long-term objective, the Company entered into a Services Agreement with MindHarbor under which MindHarbor agreed to provide these services to the Company for a minimum of two (2) years for a fee equal to the cost of providing such services. These costs include third-party out-of-pocket expenses and the salary and benefits of the Company personnel transferred to MindHarbor. The Company agreed to provide general office services to MindHarbor at no cost so long as the

Company shared common office facilities with MindHarbor. Mike Mabry, an executive officer of the Company, is a director and the chief executive officer of MindHarbor. Unless the Services Agreement is otherwise amended by Isolyser, the Services Agreement provides for the transfer of 75% of the ownership interest in MindHarbor to the three members of the Board of Directors of MindHarbor (of which Mike Mabry would participate to the extent of 23%) to the extent that the MindHarbor note is retired prior to its maturity date. During 2000, the Company paid $492,000 to MindHarbor for services rendered and expenses incurred by MindHarbor for the benefit of the Company.

     In May, 2000, the Company and certain of its affiliates and employees organized Global Resources, Inc. Global Resources provides supply-chain management and material sourcing services for product in China. Isolyser, Mike Mabry (an executive officer of Isolyser), Gene McGrevin (the chairman of Isolyser) and certain other employees of Isolyser own 10%, 30%, 10% and 50%, respectively, of Global Resources, and Mr. Mabry is the president of Global Resources. In accordance with a Services Agreement entered into between Isolyser and Global Resources, Global Resources agreed to provide Isolyser with supply-chain management services addressing the sourcing of PVA fiber and manufacturing and shipping of products by contract manufacturers of Isolyser located in China, and agreed to protect Isolyser's confidential information and to certain other covenants protecting Isolyser against competition. For these services, Isolyser agreed to pay an annual fee of $338,000 (plus certain salary and benefits of certain employees) for the first year of the Agreement and $250,000 for each of the second and third year of the Agreement. In addition, Isolyser loaned $200,000 to Global Resources to finance startup costs. The loan accrues interest at 6% (with all accrued and unpaid interest added to principal at the end of year one), and thereafter the loan is repayable in equal quarterly installments of principal plus accrued and unpaid interest, and matures on May 31, 2003. The loan is secured by guarantees from each of the other stockholders of Global Resources and pledges of such other stockholders shares in Global Resources. The Board of Directors of Isolyser, with Mr. McGrevin abstaining, approved these various agreements with Global Resources after full consideration of the terms and provisions of these agreements. During 2000, the Company paid $175,000 for services rendered and expenses incurred by Global Resources for the benefit of the Company.

     In August, 2000, Isolyser entered into an agreement with VersaCore Industrial Corporation to purchase from VersaCore certain equipment used for novel applications of nonwoven materials. Ron Smorada, one of the directors of the Company, is an owner and the president of VersaCore. The purchase price for such equipment was to be $350,000, and the equipment was to be custom manufactured by a third party at a cost to VersaCore which VersaCore has estimated at approximately $280,000. In accordance with the terms of the agreement, Isolyser advanced to VersaCore $225,000 in connection with and following the ordering of such equipment. By agreement with VersaCore, such order was subsequently cancelled, and it was agreed that Isolyser would not be required to make further payments for such equipment and would not receive delivery of such equipment. In addition, Isolyser would be repaid its advance for the equipment at the time of VersaCore's sale of the equipment to a third party.

     In 1999, the Board of Directors of the Company authorized the repurchase of Company shares in open market or private purchases. In accordance with the terms of such share repurchase program, the Company repurchased shares in private transactions from Travis Honeycutt at their current market value as follows; 50,000 shares on June 5, 2000 at a per share price of $3.375 and 100,000 shares on October 19, 2000 at a per share price of $2.25. In addition, the Company repurchased from Dan Lee in a private transaction at the current market price of Company shares 176,295 shares on December 29, 2000 at a per share price of $0.9375.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1) and (2) - Financial Statements and Schedules

The following financial statements and schedules are filed as part of this annual report.

     Consolidated Financial Statements and Independent Auditors' Report:
     Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 2000 and 1999
     Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 Notes to the Consolidated Financial Statements

Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

Other schedules are omitted because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(3)(a)    Exhibits

2.1 Agreement and Plan of Merger dated March 15, 1996 among the Company, Microtek Medical, Inc. and MMI Merger Corp. (incorporated by reference to the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4, File No. 333-7977).
2.2 Asset Purchase Agreement dated August 11, 1998, between White Knight Healthcare, Inc. and Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated August 11, 1998).
2.3 Asset Purchase Agreement dated August 11, 1998, between SafeWaste Corporation and SafeWaste, Inc. (incorporated by reference to Exhibit
          2.2 filed with the Company's Current Report on Form 8-K dated August 11, 1998).
2.4 Arden Plant Agreement dated August 11, 1998, between Isolyser Company, Inc., Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.3 filed with the Company's Current Report on Form 8-K dated August 11,
          1998).
2.5 Barmag Agreement dated August 11, 1998, between Isolyser Company, Inc. and Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.4 filed with the Company's Current Report on Form 8-K dated August 11,
          1998).
2.6 PVA Agreement dated August 11, 1998, between Isolyser Company, Inc. and Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.5 filed with the Company's Current Report on Form 8-K dated August 11,
          1998).
2.7 Abbeville Plant Agreement dated August 11, 1998, between Isolyser Company, Inc., Thantex Specialties, Inc. and Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.6 filed with the Company's Current Report on Form 8-K dated August 11, 1998).
2.8 Stock Purchase Agreement dated June 10, 1999, between Premier Products LLC and Isolyser Company, Inc. (incorporated by reference to Exhibit
          2.1 to the Company's Current Report on Form 8-K filed July 13, 1999).
2.9 Asset Purchase Agreement dated as of May 25, 1999, among Allegiance Healthcare Corporation ("Allegiance"), Isolyser and MedSurg (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K filed July 27, 1999).
2.10 First Amendment to Asset Purchase Agreement dated as of July 12, 1999, among Allegiance, Isolyser and MedSurg (incorporated by reference to Exhibit 2.2 in the Company's Current Report on Form 8-K filed July 27,
          1999).
2.11 Supply and License Agreement dated as of July 12, 1999,between Isolyser and Allegiance (incorporated by reference to Exhibit 2.3 in the Company's Current Report on Form 8-K filed July 27, 1999).
2.12 Escrow Agreement dated as of July 12, 1999, among Allegiance, First National Bank of Chicago and Isolyser (incorporated by reference to Exhibit 2.5 in the Company's Current Report on Form 8-K filed July 27,
          1999).

3.1 Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).
3.2 Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the period ending December 31, 1996)
3.3 Amended and Restated Bylaws of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
3.4 First Amendment to Amended and Restated Bylaws of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 29, 1996).
3.5 Second Amendment of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 20, 1996).
4.1       Specimen Certificate of Common Stock (incorporated by reference to
          Exhibit 4.1 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).
4.2 Shareholder Protection Rights Agreement dated as of December 20, 1996 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 20, 1996).
4.3 First Amendment to Shareholder Protection Rights Agreement dated as of October 14, 1997 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K/A filed on October 14, 1997)
10.1 Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
10.2      Second Amendment to Stock Option Plan (incorporated by reference to
          Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
10.3 Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994)
10.4 Form of Fourth Amendment to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1995).
10.5 Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996).
10.6 Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
10.7 Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
10.8 Form of Option for employees of the Company outside of Stock Option Plan (incorporated by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.9 Lease Agreement, dated October 21, 1991, between Weeks Master Partnership, L.P. and the Company (incorporated by reference to Exhibit 10.27 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.10 Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
10.11 Amended and Restated Credit Agreement dated as of August 30, 1996, among the Company, MedSurg, Microtek, White Knight, the Guarantors named therein, the Lenders named therein and The Chase Manhattan Bank (incorporated by referenced to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 13, 1996).
10.12 1995 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.39 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994)
10.13 Agreement dated August 25, 1999, between the Company and Travis W. Honeycutt (incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q filed November 15, 1999).
10.14 Severance Agreement dated as of December 1, 1999, between the Company and Peter Schmitt (incorporated by reference to Exhibit 10.21 in the Company's Annual Report on Form 10-K for the year ended December 31,
          1999).
10.15 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Schedule 14A filed on April 19, 1999).
10.16* Severance Agreement dated as of November 30, 2000, between the Company and Migirdic Nalbantyan.
10.17* Severance Agreement dated as of November 30, 2000, between the Company and James C. Rushing, III.
10.18* Employment Agreement dated as of December 17, 1998, between the Company and Jerry Wilson.
10.19* Employment Agreement dated as of July 1, 2000, between the Company and Michael Mabry.

10.20* Letter Agreement dated January ____, 2001, between Allegiance Healthcare Corporation and the Company.
10.21* Services Agreement dated January ____, 2000, between the Company and MindHarbor, Inc.
10.22* Services Agreement dated as of June 1, 2000, between the Company and Global Resources, Inc.
21.1*     Subsidiaries of the Company
23.1*     Consent of Deloitte & Touche LLP

--------------------------------------
* Filed herewith.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed for the quarter ending December 31, 2000.

3(b) Executive Compensation Plans and Arrangements.

1. Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
2.   Second Amendment to Stock Option Plan (incorporated by reference to Exhibit
     4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
3.   Form of Third Amendment to Stock Option Plan (incorporated by reference to
     Exhibit 10.37 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994)
4. Form of Fourth Amendments to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1995).
5.   Form of Fifth Amendment to Stock Option Plan (incorporated by reference to
     Exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996).
6. Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
7. Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company's Registration Statement on Form S-8, File No. 33-85668)
8. Form of Option for employees of the Company outside of Stock Option Plan (incorporated by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
9.   Employment Agreement of Lester J. Berry (incorporated by reference to
     Exhibit 10.9 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996).
10. Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company's Registration Statement on Form S-1, File No. 33-83474)
11.  1995 Nonemployee Director Stock Option Plan (incorporated by reference to
     Exhibit 10.39 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994)
12. Agreement dated August 25, 1999, between the Company and Travis W. Honeycutt (incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q filed November 15, 1999).
13. Severance Agreement dated as of December 1, 1999, between the Company and Peter Schmitt (incorporated by reference to Exhibit 10.21 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
14. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Schedule 14A filed on April 19, 1999).
15. Severance Agreement dated as of November 30, 2000, between the Company and Migirdic Nalbantyan.
16. Severance Agreement dated as of November 30, 2000, between the Company and James C. Rushing, III.
17. Employment Agreement dated as of December 17, 1998, between the Company and Jerry Wilson.
18. Employment Agreement dated as of July 1, 2000, between the Company and Michael Mabry.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                    ISOLYSER COMPANY, INC.


                                    By:  /s/ Dan R. Lee
                                         -----------------------------------
                                         Dan R. Lee, President and Chief
                                         Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 30, 2001.

SIGNATURE                                         TITLE
---------                                         -----
/s/ Dan R. Lee                                    President, Chief Executive Officer and Director
------------------------------------
Dan R. Lee                                        (principal executive officer)

/s/ R.G. Wilson                                   Chief Financial Officer and Treasurer (principal financial
------------------------------------
R.G. Wilson                                       and accounting officer)

____________________________________              Director
Travis W. Honeycutt

/s/ Gene R. McGrevin                              Chairman of the Board of Directors
------------------------------------
Gene R. McGrevin

/s/ Rosdon Hendrix                                Director
------------------------------------
Rosdon Hendrix

/s/ Kenneth F. Davis                              Director
------------------------------------
Kenneth F. Davis

/s/ John E. McKinley                              Director
------------------------------------
John E. McKinley

/s/ Ronald L. Smorada                             Director
------------------------------------
Ronald L. Smorada

                                      ------------------------------------------
                                        Isolyser Company, Inc.
                                        and Subsidiaries

                                        Consolidated Financial Statements
                                        as of December 31, 2000 and 1999 and
                                        for Each of the Three Years in the
                                        Period Ended December 31, 2000
                                        and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors of Isolyser Company, Inc.:
Norcross, GA


We have audited the accompanying consolidated balance sheets of Isolyser Company, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Isolyser Company, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           Deloitte & Touche LLP

Atlanta, Georgia
February 28, 2001

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                                                 in thousands, except share data
DECEMBER 31, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------

ASSETS                                                                          2000                1999
CURRENT ASSETS:
  Cash and cash equivalents                                                   $ 14,379            $ 17,006
  Accounts receivable, net of allowance for doubtful
    accounts of $1,197 and $829, respectively                                   12,269              12,313
  Disposition escrow account                                                         -               3,130
  Inventory, net                                                                16,160              24,036
  Prepaid expenses and other assets                                              1,633               1,298
                                                                              --------            --------
        Total current assets                                                    44,441              57,783


PROPERTY AND EQUIPMENT:
  Land                                                                             245                 245
  Building and leasehold improvements                                            4,086               4,387
  Equipment                                                                     13,332               9,320
  Furniture and fixtures                                                         1,804               3,550
  Other                                                                            513               4,081
                                                                              --------            --------
                                                                                19,980              21,583
  Less accumulated depreciation                                                 12,948              12,990
                                                                              --------            --------
        Property and equipment, net                                              7,032               8,593

INTANGIBLE ASSETS:
  Goodwill                                                                      26,691              26,691
  Customer lists                                                                   386                 786
  Patent and license agreements                                                  3,944               3,072
  Other                                                                             55                  55
                                                                              --------            --------
                                                                                31,076              30,604
  Less accumulated amortization                                                  8,019               7,533
                                                                              --------            --------
        Intangible assets, net                                                  23,057              23,071


INVESTMENT IN THANTEX                                                                -               3,605

OTHER ASSETS, net                                                                2,439               2,287
                                                                              --------            --------

TOTAL ASSETS                                                                  $ 76,969            $ 95,339
                                                                              ========            ========

                                       In thousands, except share data

----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                            2000                1999
CURRENT LIABILITIES:
  Accounts payable                                                           $   4,035           $   4,905
  Accrued compensation                                                           1,164               1,803
  Other accrued liabilities                                                      2,096                 850
  Current portion of long-term debt                                                256               2,615
  Current portion of deferred licensing revenue                                  1,508               3,000
  Current portion of accrued customer rebates                                      490                   -
  Current portion of product financing agreement                                   520                 520
                                                                             ---------           ---------
        Total current liabilities                                               10,069              13,693

LONG-TERM LIABILITIES:
   Long-term debt                                                                  491                   -
   Long term portion of deferred licensing revenue                               1,508               6,000
   Long-term portion of accrued customer rebates                                   490                   -
   Long-term portion of product financing agreement                                406                 924
   Other long-term liabilities                                                     407                   -
                                                                             ---------           ---------
        Total long-term liabilities                                              3,302               6,924

SHAREHOLDERS' EQUITY:
  Participating preferred stock, no par, 500,000
    shares authorized, none issued                                                   -                   -
  Common stock, $.001 par; 100,000,000  shares
    authorized;  41,687,155 and 40,730,060 shares
    issued, respectively                                                            42                  41
  Additional paid-in capital                                                   208,613             206,600
  Accumulated deficit                                                         (143,425)           (131,283)
  Unearned shares restricted to employee stock
    ownership plan                                                                (120)               (180)
  Cumulative translation adjustment                                               (180)                (22)
                                                                             ---------           ---------
                                                                                64,930              75,156
  Treasury shares, at cost ; 543,294 and
     46,999 shares, respectively                                                (1,332)               (434)
                                                                             ---------           ---------

        Total shareholders' equity                                              63,598              74,722
                                                                             ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  76,969           $  95,339
                                                                             =========           ==========

                See notes to consolidated financial statements.

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                        In thousands, except per share data                      2000              1999            1998
NET SALES                                                                      $  53,931         $ 97,554        $ 147,643
LICENSING REVENUES                                                                 2,433            1,500                -
                                                                               ---------         --------        ---------
        Net revenues                                                              56,364           99,054          147,643

COST OF GOODS SOLD                                                                35,938           61,970          109,936
                                                                               ---------         --------        ---------

        Gross profit                                                              20,426           37,084           37,707

OPERATING EXPENSES:
  Selling, general, and administrative                                            21,246           26,596           40,182
  Amortization of intangibles                                                      1,780            1,440            2,052
  Research and development                                                         4,098            3,724            3,906
  Impairment charge                                                                    -              769            7,445
  Gain on dispositions                                                               (21)            (628)               -
  Restructuring charge                                                             1,555                -                -
                                                                               ---------         --------        ---------
        Total operating expenses                                                  28,658           31,901           53,585
                                                                               ---------         --------        ---------

(LOSS) INCOME FROM OPERATIONS                                                     (8,232)           5,183          (15,878)

INTEREST INCOME                                                                      823              450              273

INTEREST EXPENSE                                                                    (474)          (1,645)          (3,507)

INCOME FROM JOINT VENTURE                                                              -                -               11

LOSS FROM MINORITY EQUITY POSITION                                                (4,104)               -                -
                                                                               ---------         --------        ---------

(LOSS) INCOME BEFORE INCOME TAX PROVISION AND EXTRAORDINARY ITEM                 (11,987)           3,988          (19,101)

INCOME TAX PROVISION                                                                 155            1,291              540
                                                                               ---------         --------        ---------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                                          (12,142)           2,697          (19,641)

EXTRAORDINARY ITEM - Gain from extinguishment of debt, net of tax of $0                -                -            1,404
                                                                               ---------         --------        ---------

NET (LOSS) INCOME                                                              $ (12,142)        $  2,697        $ (18,237)
                                                                               ---------         --------        ---------

OTHER COMPREHENSIVE (LOSS) INCOME:
  Unrealized loss on available for sale securities                                   (13)               -                -
  Foreign currency translation (loss) gain                                          (158)              53               29
                                                                               ---------         --------        ---------

COMPREHENSIVE (LOSS) INCOME                                                    $ (12,313)        $  2,750        $ (18,208)
                                                                               =========         ========        =========

NET (LOSS) INCOME PER COMMON SHARE - Basic and Diluted:
  (Loss) income before extraordinary item                                      $   (0.29)        $   0.07        $   (0.49)
  Extraordinary item                                                                   -                -             0.04
                                                                               ----------        ---------       ---------

NET (LOSS) INCOME PER COMMON SHARE - Basic and Diluted                         $   (0.29)        $   0.07        $   (0.45)
                                                                               ----------        ---------       ---------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic                      41,269           40,318           39,655
                                                                               ----------        ---------       ---------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Diluted                    43,221           41,158           39,655
                                                                               ----------        ---------       ---------

  See notes to consolidated financial statements.

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
                                              In thousands

                                                                             Common Stock                 Treasury Stock
                                                                       ----------------------------  ------------------------
                                                                           Shares        Amount         Shares      Amount

BALANCE - December 31, 1997                                                     39,554        $ 39            174    $ (1,377)

  Issuance of 128 shares of common stock from treasury
   pursuant to ESPP                                                                                          (128)        961
  Issuance of 250 shares of common stock from treasury
   pursuant to 401 (k) plan                                                        250           1
  Release of 17 shares reserved for ESOP
  Release of 1 White Knight escrow share                                                                        1         (18)
  Currency translation gain
  Net loss
                                                                       ------------------------------------------------------

BALANCE - December 31, 1998                                                     39,804          40             47        (434)

  Issuance of 110 shares of common stock
   pursuant to ESPP                                                                110
  Issuance of 251 shares of common stock
   pursuant to 401 (k) plan                                                        251
  Release of 17 shares reserved for ESOP
  Stock option compensation expense
  Tax benefits related to stock options
  Exercise of stock options and warrants                                           565           1
  Currency translation gain
  Net income
                                                                       ------------------------------------------------------

BALANCE - December 31, 1999                                                     40,730          41             47        (434)

  Issuance of 38 shares of common stock
   pursuant to ESPP                                                                 38
  Issuance of 119 shares of common stock
   pursuant to 401 (k) plan                                                        119
  Release of 17 shares reserved for ESOP
  Stock option compensation expense
  Purchase of 496 shares of treasury stock                                                                    496        (898)
  Exercise of stock options and warrants                                           800           1
  Currency translation loss
  Net loss
                                                                       ------------------------------------------------------

BALANCE - December 31, 2000                                                     41,687        $ 42            543    $ (1,332)
                                                                       ======================================================

                                                            Additional
                                                              Paid-in      Accumulated   Translation      ESOP     Shareholders'
                                                              Capital        Deficit      Adjustment     Shares        Equity
BALANCE - December 31, 1997                                  $ 203,601     $ (115,743)        $ (104)     $ (300)     $ 86,116

  Issuance of 128 shares of common stock from treasury
   pursuant to ESPP                                               (706)                                                    255
  Issuance of 250 shares of common stock from treasury
   pursuant to 401 (k) plan                                        511                                                     512
  Release of 17 shares reserved for ESOP                           (42)                                       60            18
  Release of 1 White Knight escrow share                                                                                   (18)
  Currency translation gain                                                                       29                        29
  Net loss                                                                    (18,237)                                 (18,237)
                                                           --------------------------------------------------------------------

BALANCE - December 31, 1998                                    203,364       (133,980)           (75)       (240)       68,675

  Issuance of 110 shares of common stock
   pursuant to ESPP                                                117                                                     117
  Issuance of 251 shares of common stock
   pursuant to 401 (k) plan                                        582                                                     582
  Release of 17 shares reserved for ESOP                           (11)                                       60            49
  Stock option compensation expense                                568                                                     568
  Tax benefits related to stock options                            217                                                     217
  Exercise of stock options and warrants                         1,763                                                   1,764
  Currency translation gain                                                                       53                        53
  Net income                                                                    2,697                                    2,697
                                                           --------------------------------------------------------------------

BALANCE - December 31, 1999                                    206,600       (131,283)           (22)       (180)       74,722

  Issuance of 38 shares of common stock
   pursuant to ESPP                                                111                                                     111
  Issuance of 119 shares of common stock
   pursuant to 401 (k) plan                                        366                                                     366
  Release of 17 shares reserved for ESOP                           (44)                                       60            16
  Stock option compensation expense                                 73                                                      73
  Purchase of 496 shares of treasury stock                                                                                (898)
  Exercise of stock options and warrants                         1,507                                                   1,508
  Currency translation loss                                                                     (158)                     (158)
  Net loss                                                                    (12,142)                                 (12,142)
                                                           --------------------------------------------------------------------

BALANCE - December 31, 2000                                  $ 208,613     $ (143,425)        $ (180)     $ (120)     $ 63,598
                                                           ====================================================================

See notes to consolidated financial statements.

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                          In thousands                         2000             1999              1998
                                                                         ----------------- ----------------  ----------------
OPERATING ACTIVITIES:
  Net (loss) income                                                             $ (12,142)         $ 2,697         $ (18,237)
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
      Depreciation                                                                  2,529            2,604             3,727
      Amortization of intangibles                                                   1,780            1,277             2,052
      Licensing revenue                                                            (2,433)          (1,500)                -
      Provision for doubtful accounts                                                 507              143               291
      Provision for obsolete and slow moving inventory                              3,522           (1,394)               43
      Impairment loss                                                                   -              769             7,445
      Gain on dispositions                                                            (20)            (628)                -
      Gain from joint venture                                                           -                -               (11)
      Extraordinary gain from extinguishment of debt                                    -                -            (1,404)
      Compensation expense related to ESOP                                             17               49                17
      Stock option compensation expense                                                73              568                 -
      Tax benefits related to stock options                                             -              217                 -
      Changes in assets and liabilities, net of effects
        from disposed businesses:
          Accounts receivable                                                        (463)          (1,916)           (3,521)
          Inventories                                                               4,411           (1,145)            7,679
          Prepaid expenses and other assets                                         2,936           (1,827)              406
          Accounts payable                                                           (870)           1,474            (4,805)
          Accrued compensation                                                       (639)             109              (269)
          Other liabilities                                                        (3,370)             (48)             (156)
          Other accrued liabilities                                                 2,451           (2,829)              772
                                                                         ----------------- ----------------  ----------------

            Net cash used in operating activities                                  (1,711)          (1,380)           (5,971)
                                                                         ----------------- ----------------  ----------------

INVESTING ACTIVITIES:
  Purchase of and deposits for property and equipment                              (1,116)          (1,306)           (3,299)
  Investment in available for sale securities                                        (249)               -                 -
  Investment in Global Resources                                                      (44)               -                 -
  Loss on minority equity position in Thantex                                       3,604                -                 -
  Acquisition of Lingeman Medical                                                  (1,822)               -                 -
  Proceeds from sales of property and equipment                                       168                -                 -
  Disposition proceeds                                                                  -           35,600            20,416
                                                                         ----------------- ----------------  ----------------

            Net cash provided by investing activities                                 541           34,294            17,117
                                                                         ----------------- ----------------  ----------------

FINANCING ACTIVITIES:
  Borrowings under line of credit agreements                                            -           35,967            56,629
  Repayments under line of credit agreements                                            -          (59,086)          (57,802)
  Proceeds from notes payable                                                         675                -               110
  Repayment of notes payable                                                       (3,060)          (2,630)          (12,852)
  Proceeds from issuance of common stock                                              477              699               511
  (Repurchase) issuance of treasury stock                                            (898)               -               255
  Proceeds from exercise of stock options                                           1,507            1,764                 -
                                                                         ----------------- ----------------  ----------------

            Net cash used in financing activities                                  (1,299)         (23,286)          (13,149)
                                                                         ----------------- ----------------  ----------------

                                                                (continued)

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                                                  2000             1999              1998
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (158)              53               29
                                                                                   ---------        ---------          -------


NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                    (2,627)           9,681           (1,974)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                                   17,006            7,325            9,299
                                                                                   ---------        ---------          -------

  End of year                                                                      $  14,379        $  17,006          $ 7,325
                                                                                   =========        =========          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest                                                                       $    238         $   1,345          $ 3,437
                                                                                   =========        =========          =======

    Income taxes                                                                   $    356         $     928          $   344
                                                                                   =========        =========          =======

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Stock received in exchange for assets disposed (Note 2)                          $      -         $       -          $ 3,605
                                                                                   =========        =========          =======

  Equipment acquired through capital leases                                        $      -         $       -          $   277
                                                                                   =========        =========          =======

  Disposition escrow account (Note 2)                                              $      -         $   3,130          $     -
                                                                                   =========        =========          =======

                                                                 (concluded)
See notes to consolidated financial statements.

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 AND 1999 AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Isolyser Company, Inc. and subsidiaries (the "Company") develop, manufacture, and market proprietary and other products and services for patient care, occupational safety and management of potentially infectious and hazardous waste primarily for the domestic healthcare market, which represents one business segment. The Company's products provide an umbrella of protection from potentially infectious and hazardous waste for patients, staff, the public and the environment by facilitating the safe and cost-effective disposal of such waste at the Point-of-Generation(TM). The Company markets its products to hospitals and other end users through distributors and directly through its own sales force. The Company has begun marketing its products, primarily OREX(R) and Enviroguard Degradables ("OREX" and "Enviroguard"), to industries other than healthcare, but the Company currently has a minimal presence in those industries.

      The Company's future performance will depend to a substantial degree upon its ability to successfully market OREX and Enviroguard in commercial quantities. The Company introduced its Enviroguard products during 1999. Sales of OREX and Enviroguard products were $1.6 million and $1.7 million for the years ended December 31, 2000 and December 31, 1999, respectively. Sales of OREX products were $4.7 million for the year ended December 31, 1998.

      In 2000, the Company formed a new subsidiary, MindHarbor, Inc. ("MindHarbor"). The services provided by MindHarbor include information technology, website and intranet design and support, marketing and e-Business development, and are insignificant to the Company's operations.

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

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight-line method over the lease life or estimated useful lives of the related assets, whichever is shorter. At December 31, 2000 the Company had property and equipment with the following estimated lives:

              Property and Equipment                       Estimated Life
              ----------------------                       --------------
     Building and leasehold improvements                   3 to 20 years
     Equipment                                             3 to 10 years
     Furniture and fixtures                                3 to 5 years
     Other                                                 3 to 7 years


     Intangible Assets - Intangible assets consist primarily of goodwill, customer lists and patent and license agreements and are amortized using the straight-line method over the following estimated useful lives:

                 Intangible Asset                        Estimated Useful Life
                 ----------------                        ---------------------
     Goodwill                                                10 to 40 years
     Customer lists                                             15 years
     Patent and license agreements                           13 to 17 years

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

     Investment in Available for Sale Securities - The Company holds approximately 9.7% interest in Consolidated Ecoprogress Technology, Inc., a Canadian technology marketing company trading on the Vancouver Securities Exchange.

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

     Foreign Currency Translation - The assets and liabilities of the Company's United Kingdom subsidiary are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates. The effect of foreign currency transactions was not material to the Company's results of operations for the years ended December 31, 2000, 1999 and 1998.

      Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In addition, management periodically reviews the appropriateness of the assets' amortization lives. Any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Assets held for disposal are carried at the lower of carrying amount or fair value, less estimated cost to sell such assets. The Company discontinues depreciating or amortizing assets held for sale effective with the decision to sell the assets (Note
      2).

      Earnings Per Share - Earnings per share is calculated in accordance SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Primary and diluted weighted-average share differences result solely from dilutive common stock options.

      Newly Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Upon adoption, all derivative instruments will be recognized in the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of these pronouncements on January 1, 2001 did not have a material effect on the Company's financial position.

      Reclassifications - Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

2.    ACQUISTIONS AND DISPOSITIONS

      On August 11, 1998, the Company disposed of its Arden and Charlotte, North Carolina OREX manufacturing facilities, 4.5 million pounds of OREX Inventory (Note 9), the industrial division of its White Knight subsidiary and substantially all of the assets of its SafeWaste subsidiary for cash proceeds of $13.5 million. On October 14, 1998, the Company disposed of its Abbeville, South Carolina OREX manufacturing facility for proceeds of $8.0 million, consisting of $7.5 million in cash and a $500,000, 8.0% note payable due October 14, 2003. The net cash proceeds from these dispositions were used to repay amounts borrowed under the Company's Credit Agreement (Note 5). In conjunction with these dispositions, the Company also received a 19.5% ownership interest in Thantex Specialties, Inc. ("Thantex"), the company formed to own and operate the Arden and Abbeville facilities. In 2000, after reevaluating the Company's intentions with respect to Thantex, and considering its financial position, the Company wrote-off this investment and a related note receivable in its entirety.

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

      On July 12, 1999, the Company disposed of substantially all of the assets of its MedSurg subsidiary and entered into a license agreement with Allegiance Healthcare Corporation ("Allegiance") (Note 10), for net proceeds of $28.6 million, consisting of $25.5 million in cash and a $3.1 million escrow receivable (the "Disposition Escrow Account"). The escrow was settled in July 2000. In conjunction with the sale, the company recorded a gain of $628,000. A portion of the proceeds was used to repay the then remaining outstanding borrowings under the Company's Credit Agreement (Note 5).

      At December 31, 1999, net assets held for sale were comprised of the following:

       --------------------------------------------------------------
                               (in thousands)
       --------------------------------------------------------------
        Assets:
       --------------------------------------------------------------

       --------------------------------------------------------------
         Inventory (LIFO basis in 1998)                   $ 4,846
                                                          -------
       --------------------------------------------------------------
            Total assets                                    4,846
       --------------------------------------------------------------

       --------------------------------------------------------------
        Liabilities:
       --------------------------------------------------------------
         Accounts payable                                   3,211
       --------------------------------------------------------------
         Accrued expenses                                   1,635
                                                            -----
       --------------------------------------------------------------
            Total liabilities                               4,846
                                                            -----
       --------------------------------------------------------------

       --------------------------------------------------------------
        Net assets held for sale                            $   -
                                                            =====
       --------------------------------------------------------------

      On January 31, 2000 the Company transferred title of the remaining net assets held-for-sale to Allegiance. The effect of not depreciating net assets held for sale was $0, $272,000, and $3.1 million in 2000, 1999 and 1998, respectively.

      The following represents the results of operations (including impairment charges) of the entities that were disposed of for the years ended December 31, 1999 and 1998, respectively:

                     (in thousands, except per share data)      1999            1998
       Net sales                                             $ 38,673        $ 97,821

       Net loss                                                  (509)        (18,553)

       Net loss per share - Basic and Diluted                   (0.01)          (0.47)

      On October 19, 2000 Microtek Medical, Inc. ("Microtek"), a subsidiary of the Company, acquired certain assets and assumed certain liabilities of Lingeman Medical Products, Inc. ("Lingeman"). In conjunction with the closing, Microtek issued a Promissory Note in the principal amount of $675,000, which is payable in equal installments over the next three years and bears interest at the Prime Rate (8.5% at December 31, 2000).

3.    RESTRUCTURING AND IMPAIRMENT LOSS

      In conjunction with the 1998 disposition of the Company's White Knight Industrial and Struble and Moffit divisions (Note 2), the Company recorded additional impairment and other charges totaling $7.0 million to adjust the carrying values of the net assets to their fair market values based upon actual consideration received. The following charges were recorded:

                                   (in thousands)
      Write-down of inventory (1)                        $      900
      Write-down of accounts receivable (2)                     300
      Write-down of property and equipment (3)                5,800
                                                         ----------
                                                         $    7,000
                                                         ==========

        (1) Included in cost of goods sold
        (2) Included in selling, general and administrative expenses
        (3) Included in impairment loss

      In December 1998, based upon revised estimated consideration to be received from the disposition of the remainder of White Knight and the Company's former corporate office, the Company recorded an additional impairment loss of $1.6 million.

      In conjunction with the May 31, 1999 disposition of White Knight (Note 2), the Company recorded an additional impairment charge of $769,000 to adjust the carrying values of the related net assets to their fair market values based upon actual consideration received.

      In December 2000, the Company recorded restructuring and impairment charges of $9.1 million, comprised of the following:

                                                            (in thousands)
      Impairment of investment in Thantex (3)                                            $      4,104
      Write-down of inventory due to obsolesence (1)                                            3,477
      Severance and consulting arrangements with former officers and employees (2)                885
      Write-down of property and equipment due to impairment (2)                                  389
      Closed office lease liabilities (2)                                                         281
                                                                                         ------------
                                                                                         $      9,136
                                                                                         ============

        (1) Included in cost of goods sold
        (2) Included in selling, general and administrative expenses
        (3) Includes write-off of a $500,000 note receivable from Thantex

      The severance arrangements and closed office lease liabilities were recorded in conjunction with a restructuring plan that includes the consolidation of Isolyser's Norcross, Georgia corporate functions into Microtek's corporate functions in Columbus, Mississippi, the consolidation of Microtek's Mexico manufacturing facilities into Microtek's Dominican Republic facilities and the closing of a sales office in New York City. Severance benefits for 99 employees totaling $636,000 were accrued. The Company terminated five of these employees in 2000.

4.    INVENTORIES

      Inventories are summarized by major classification at December 31, 2000 and 1999 as follows:

     ----------------------------------------------------------------------------------------
                              (in thousands)                       2000               1999
     ----------------------------------------------------------------------------------------
     Raw materials                                             $  10,019          $  12,056
     ----------------------------------------------------------------------------------------
     Work-in-process                                                 984              1,389
     ----------------------------------------------------------------------------------------
     Finished goods                                                9,830             12,199
                                                               ---------           --------
     ----------------------------------------------------------------------------------------
                                                                  20,833             25,644
     ----------------------------------------------------------------------------------------
     Less reserves for slow moving and obsolete inventories        4,673              1,608
                                                               ---------           --------
     ----------------------------------------------------------------------------------------
     Inventory, net                                            $  16,160          $  24,036
                                                               =========          =========
     ----------------------------------------------------------------------------------------

     ----------------------------------------------------------------------------------------

    At December 31, 2000 and 1999, net OREX inventory is approximately $2.6 million and $7.2 million, respectively.

5.  LONG-TERM DEBT

    The Credit Agreement

    The Company is party to a credit agreement between the Company and a Bank (the "Credit Agreement"). As amended through December 31, 2000, the Credit Agreement provides for a $10.0 million revolving credit facility, which matures on June 30, 2001. Borrowings under the facility are based on the lesser of a percentage of eligible accounts receivable and inventory or $10.0 million, less any outstanding letters of credit issued under the Credit Agreement. Borrowing availability under the facility at December 31, 2000 was $10.0 million. Revolving credit borrowings bear interest, at the Company's option, at either the Alternate Base Rate, plus an Interest Margin, as defined, ("Interest Margin") or LIBOR plus an Interest Margin (9.5% at December 31, 2000). Outstanding borrowings under the revolving credit facility were $0 at December 31, 2000 and 1999.

    The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization ("EBITDA") and net worth, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At December 31, 2000, the Company was not in compliance with certain covenants and has obtained a waiver of non-compliance from the lender.

    Subsequent to year-end, the Credit Agreement was amended to provide for an increase in the facility to $13.0 million until April 30, 2001. During this period, borrowings will bear interest at the Alternate Base Rate plus an adjusted Interest Margin.

    The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. Outstanding letters of credit at December 31, 2000 were $0, as compared to $50,000 at December 31, 1999. The Credit Agreement also provides for a fee of .50% per annum on the unused commitment, an annual collateral monitoring fee of $25,000 and an outstanding letter of credit fee of 2.0% per annum. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, property and equipment, general intangibles, as defined, Isolyser's stock of its subsidiaries and certain of the Company's plants and offices, and are guaranteed by the Company.

    Other Long-Term Debt

    The Company is obligated under certain long-term leases and notes payable, which aggregated $1.7 million and $4.1 million at December 31, 2000 and 1999, respectively. These obligations bear interest at rates ranging from 6.1% to the 11.9% and mature through October 2003. The acquisition notes payable aggregating $675,000 and $2.4 million at December 31, 2000 and 1999, respectively, are subordinated to the Credit Agreement.

      The carrying value of long-term debt at December 31, 2000 and 1999 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

      In 1998 the Company recorded an extraordinary gain of $1.4 million, relating to the extinguishment of a $1.3 million 7.0% note payable to a former customer of the White Knight subsidiary.

6.    LEASES

      The Company leases office, manufacturing and warehouse space and equipment under operating lease agreements expiring through 2007. Rent expense was $1.9 million, $2.1 million and $2.8 million in 2000, 1999 and 1998, respectively. At December 31, 2000, minimum future rental payments under these leases are as follows:

         --------------------------------------------------------
                            (in thousands)
         --------------------------------------------------------
          2001                                          $ 1,333
         --------------------------------------------------------
          2002                                              987
         --------------------------------------------------------
          2003                                              594
         --------------------------------------------------------
          2004                                              414
         --------------------------------------------------------
          2005                                              320
         --------------------------------------------------------
          Thereafter                                        287
                                                            ---
         --------------------------------------------------------
                 Total minimum payments                 $ 3,935
                                                        =======
         --------------------------------------------------------

      The Company may, at its option, extend certain of its office, manufacturing and warehouse space lease terms through various dates.

7.    INCOME TAXES

      The income tax provision is summarized as follows:

       -----------------------------------------------------------------------------------------------------
                                   (in thousands)                        2000           1999         1998
       -----------------------------------------------------------------------------------------------------
        Current:
       -----------------------------------------------------------------------------------------------------
          Federal                                                      $  (20)        $   466             -
       -----------------------------------------------------------------------------------------------------
          State                                                            50             454             -
       -----------------------------------------------------------------------------------------------------
          Foreign                                                         125             154         $ 540
                                                                       ------         -------         -----
       -----------------------------------------------------------------------------------------------------
                                                                          155           1,074           540
       -----------------------------------------------------------------------------------------------------
        Tax expense resulting from allocating employee
       -----------------------------------------------------------------------------------------------------
        stock option tax benefits to additional paid-in-capital             -             217             -
                                                                       ------         -------         -----
       -----------------------------------------------------------------------------------------------------
             Total income tax provision                                $  155         $ 1,291         $ 540
                                                                       ======         =======         =====
       -----------------------------------------------------------------------------------------------------

      During 1999, the Company recognized $217,000 in income tax benefits associated with the exercise of employee stock options. The benefits recognized related to compensation expense deductions generated during 1996. These income tax benefits were recorded in the accompanying consolidated financial statements as additional paid-in-capital.

     The income tax provision allocated to continuing operations using the federal statutory tax rate differs from the actual income tax provision as follows:

                (in thousands)                                      December 31
                                    --------------------------------------------------------------------------------
                                                   2000                       1999                      1998
                                    --------------------------------------------------------------------------------
           Federal statutory rate          $ (4,075)      (34)%        $ 1,356       34%        $  (6,494)      (34)%
           State taxes, net of
             federal benefit                   (605)       (5)             300        8                 -         -
           Items not deductible for
             tax purposes, primarily
             goodwill                           136         1            3,045       76             1,323         7
           Other, net                           (25)        -             (124)      (3)              159         1
           Valuation allowance                4,724        39           (3,286)     (83)            5,552        29
                                           --------       ---          -------    -----         ---------       ---

           Total                           $    155         1%         $ 1,291       32%        $     540         3%
                                           ========       ===          =======     ====         =========       ===

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Deferred income taxes as of December 31, 2000 and 1999 are as follows:

           -----------------------------------------------------------------------------------------------
                                                                                     December 31,
           -----------------------------------------------------------------------------------------------
                                     (in thousands)                           2000                    1999
           -----------------------------------------------------------------------------------------------
           Deferred income tax assets (liabilities):
           -----------------------------------------------------------------------------------------------
             Allowance for doubtful accounts                             $     312             $       185
           -----------------------------------------------------------------------------------------------
             Inventory                                                       2,118                   3,610
           -----------------------------------------------------------------------------------------------
             Accrued expenses                                                 (479)                    321
           -----------------------------------------------------------------------------------------------
             Other                                                             (90)                      -
           -----------------------------------------------------------------------------------------------
             Valuation allowance                                            (1,861)                 (4,116)
                                                                         ---------             -----------
           -----------------------------------------------------------------------------------------------
                 Net deferred income taxes - current                             -                       -
           -----------------------------------------------------------------------------------------------
           -----------------------------------------------------------------------------------------------
           Operating loss carryforward                                      35,159                  26,318
           -----------------------------------------------------------------------------------------------
           Capital loss carryforward                                         4,030                   5,147
           -----------------------------------------------------------------------------------------------
           Intangible assets                                                  (659)                   (560)
           -----------------------------------------------------------------------------------------------
           Property and equipment                                             (439)                   (502)
           -----------------------------------------------------------------------------------------------
           Tax credit carryforwards                                            244                     384
           -----------------------------------------------------------------------------------------------
           Deferred license revenue                                          1,207                   3,416
           -----------------------------------------------------------------------------------------------
           Investment write-off                                              1,640                       -
           -----------------------------------------------------------------------------------------------
           Valuation allowance                                             (41,182)                (34,203)
                                                                         ---------             -----------
           -----------------------------------------------------------------------------------------------
                 Net deferred income taxes - noncurrent                          -                       -
                                                                         ---------             -----------
           -----------------------------------------------------------------------------------------------
           -----------------------------------------------------------------------------------------------
                 Total deferred income taxes                             $       -             $         -
                                                                         ---------             -----------
           -----------------------------------------------------------------------------------------------

     Gross deferred income tax assets and liabilities equaled $44.3 million and $1.3 million, respectively, at December 31, 2000 and $39.4 million and $1.1 million, respectively, at December 31, 1999.

     During 1998, the Company increased its valuation allowance by $5.6 million to $41.6 million. During 1999, the Company decreased its valuation allowance by $3.3 million to $38.3 million. During 2000, the Company increased its valuation allowance by $4.7 million to $43.0 million.

     At December 31, 1998, the Company had net federal and state operating loss carryforwards of $83.8 million and $76.0 million, respectively. In conjunction with the May 1999 White Knight disposition (Note 2), net federal and state operating loss carryforwards of $9.7 million and $5.7 million were transferred to the purchaser. During 1999, net federal and state operating loss carryforwards of $7.1 million and $11.6 million, respectively, were utilized to reduce taxable income. Of these loss carryforwards utilized, $1.1 million related to compensation expense associated with the exercise of employee stock options in 1996. The income tax benefit associated with this $1.1 million was recorded in the accompanying consolidated financial statements as additional paid-in capital. At December 31, 1999 the Company had net federal and state operating loss carryforwards of $67.0 million and $58.6 million, respectively, of which $3.2 million related to compensation expense associated with the exercise of employee stock options. At December 31, 2000 the Company has federal and state net operating loss carryforwards of $87.6 million and $89.4 million, respectively, of which $5.2 million relates to compensation expense associated with the exercise of employee stock options. These loss carryforwards expire at various dates through 2020.

     At December 31, 2000, the Company has tax credit carryforwards of $244,000, which expire in 2019 and 2020.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company's financial position or results of operations.

     In connection with the sales of several of its former businesses over the last two years, the Company has entered into various agreements with purchasers to indemnify the purchasers against certain matters, including without limitation undisclosed liabilities and breaches of representations and warranties by Isolyser. The Company is not aware of any outstanding claims for indemnification in connection with these transactions.

9.   PRODUCT FINANCING AGREEMENT

     In conjunction with the August 11, 1998 disposition of the Arden manufacturing facility (Note 2), the Company entered into a product financing arrangement with Thantex whereby the Company agreed to repurchase
     2.6 million pounds of OREX fiber originally sold to Thantex for $0.45 per pound, either as fiber or converted product for $0.80 per pound ratably over a four year period. Accordingly, the Company continues to record this inventory at historical carrying value and has recorded a liability for the repurchase price to Thantex in the accompanying consolidated financial statements. The difference between the repurchase price and the sale price represents deferred interest expense, which is being recognized on a straight line basis over a four year period.

10.  LICENSE AGREEMENT

     In conjunction with the July 12, 1999 disposition of MedSurg (Note 2), the Company entered into a 42 month agreement which provides Allegiance with the exclusive right to market the Company's Enviroguard products in the global healthcare market. The payment of $10.5 million allocated to the agreement is being recognized as license revenue over the life of the agreement. In July 2000 the Company and Allegiance resolved claims for indemnification made by Allegiance in conjunction with the sale of MedSurg. As part of the settlement, Allegiance received a payment of $2.5 million from the Disposition Escrow account. The Company also agreed to pay a rebate to Allegiance over the next two years, payable in equal installments in July 2001 and July 2002. These settlements were recorded as adjustments to deferred licensing revenues. In addition to the license fee, Allegiance agreed to purchase a minimum amount of fabric over the life of the agreement for a pre-determined price. As part of the agreement, Allegiance and the Company agreed to develop a new generation of processing systems which will compliment the Enviroguard fabric life cycle cost performance. The processing systems will be produced and supported by the Company and Allegiance and Allegiance will pay the Company a royalty if the products are disposed of via a publicly owned water treatment facility.

     Deferred licensing revenues at December 31, 2000 were $3.0 million, to be amortized into revenues over the next 24 months at a rate of $126,000 per month. A summary of deferred licensing revenue at December 31, 2000 is as follows:

                                  (in thousands)
     Original payment allocated to license revenue                $ 10,500
     Amortization in 1999                                           (1,500)
     Amortization in 2000                                           (2,433)
     Settlement with Allegiance and write-off of  receivables       (3,551)
                                                                  --------
     Remaining deferred license revenue to be amortized           $  3,016
                                                                  ========

11.  SHAREHOLDERS' EQUITY

     Preferred Stock - On April 24, 1994, the Company authorized, for future issuance in one or more series or classes, 10.0 million shares of no par value preferred stock. On December 19, 1996, the Company allocated 500,000 of the authorized shares to a series of stock designated as Participating Preferred Stock.

     Stock Options - On April 28, 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan") which, as amended, authorizes the issuance of up to 4.8 million shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options and/or alternate rights. An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company's common stock from the alternate right grant date to the exercise date. The 1992 Plan Committee may grant alternate rights in tandem with an option, but the grantee may only exercise either the right or the option. Options and/or rights under the 1992 Plan may be granted through April 27, 2002 at prices not less than 100% of the market value at the date of grant. Options and/or rights become exercisable based upon a vesting schedule determined by the 1992 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the 1992 Plan Committee. Through December 31, 2000, no alternate rights had been issued.

     The Company has also granted nonqualified stock options to certain employees, non-employees, consultants and directors to purchase shares of the Company's common stock outside of the 1992 Plan. Options granted expire in various amounts through 2001.

     In April 1995, the Company adopted a Director Stock Option Plan, which authorizes the issuance of up to 30,000 shares of common stock. At December 31, 2000, currently exercisable options for 16,000 shares were outstanding under this plan.

     In March 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"), which was approved by the shareholders on May 27, 1999. The 1999 Plan authorizes the issuance of up to 1.2 million shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options, stock appreciation rights ("SARs") and other stock awards

     (collectively, "Stock Awards"). Stock Awards under the 1999 Plan may be granted at prices not less than 100% of the market value at the date of grant. Options and/or SARs become exercisable based upon a vesting schedule determined by the 1999 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and SARs and other stock awards expire at the discretion of the 1999 Plan Committee. The 1999 Plan is unlimited in duration. As of December 31, 2000, there were 740,500 options outstanding under the 1999 Plan.

     A summary of option activity during the three years ended December 31, 2000 is as follows:

         ---------------------------------------------------------------------
                                                             Weighted Average
         ---------------------------------------------------------------------
                                               Shares         Exercise Price
         ---------------------------------------------------------------------
         Outstanding - December 31, 1997        3,895,304        $5.54
         ---------------------------------------------------------------------
             Granted                            2,826,417         2.51
         ---------------------------------------------------------------------
             Canceled                          (2,841,554)        5.81
                                               ----------
         ---------------------------------------------------------------------
         Outstanding - December 31, 1998        3,880,167         3.13
         ---------------------------------------------------------------------
             Granted                            1,115,346         2.51
         ---------------------------------------------------------------------
             Exercised                           (555,250)        3.17
         ---------------------------------------------------------------------
             Canceled                            (648,919)        4.28
                                                 --------
         ---------------------------------------------------------------------
         Outstanding - December 31, 1999        3,791,344         2.76
         ---------------------------------------------------------------------
             Granted                              597,276         2.06
         ---------------------------------------------------------------------
             Exercised                           (800,369)        1.88
         ---------------------------------------------------------------------
             Canceled                            (453,723)        2.32
                                                 ----------
         ---------------------------------------------------------------------

         Outstanding - December 31, 2000        3,134,528        $2.91
                                               ==========
         ---------------------------------------------------------------------

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

     In connection with the MedSurg disposition (Note 2), the Company, on various dates during 1999, canceled options for 8,106 common shares and granted new options for 9,811 common shares at market value. FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of Accounting Principles Board ("APB") Opinion No. 25, effective July 1, 2000, required the Company to prospectively account for these 9,811 options and any other options repriced after December 15, 1998 using variable plan accounting. Additionally, in 1999 the Company accelerated the vesting and extended the expiration dates of options for 663,697 common shares and, accordingly, recorded $568,000 in compensation expense in the accompanying consolidated financial statements. Of these options, 300,000, with $215,000 in related compensation expense, were owned by the Company's former Chief Financial Officer. In 2000, the Company accelerated the vesting for 181,447 common shares and recorded $73,000 in compensation expense. Of these options, 112,500 and 25,000 were owned by the Company's former Chief Executive and Chief Financial Officer, respectively. Due to the option exercise price exceeding the average market price, there was no related compensation expense recorded.

     The following table summarizes information pertaining to options outstanding and exercisable at December 31, 2000:

       ------------------------------------------------------------------------------------------------------
                                                      Weighted
       ------------------------------------------------------------------------------------------------------
                                                       Average       Weighted                        Weighted
       ------------------------------------------------------------------------------------------------------
                                                      Remaining       Average                        Average
       ------------------------------------------------------------------------------------------------------
       Range of                  Number              Contractual     Exercise         Number         Exercise
       ------------------------------------------------------------------------------------------------------
       Exercise Prices        Outstanding           Life (Years)       Price        Exercisable       Price
       ------------------------------------------------------------------------------------------------------
       $ 0.83 - $ 1.20            252,500                   6.6        $ 1.18           174,000        $ 1.18
       ------------------------------------------------------------------------------------------------------
       $ 1.25 - $ 1.50            352,470                   5.7          1.29           245,958          1.28
       ------------------------------------------------------------------------------------------------------
       $ 2.12 - $ 2.75          1,184,126                   5.8          2.26           564,684          2.32
       ------------------------------------------------------------------------------------------------------
       $ 2.80 - $ 4.70          1,013,432                   3.7          3.37           804,127          3.39
       ------------------------------------------------------------------------------------------------------
       $ 4.75 - $ 8.25            288,000                   1.2          5.70           283,000          5.69
       ------------------------------------------------------------------------------------------------------
       $ 8.30 - $14.50             44,000                   0.0         14.35            44,000         14.35
       ------------------------------------------------------------------------------------------------------
                                3,134,528                   4.7        $ 2.91         2,115,769        $ 3.21
                                =========                                            ==========
       ------------------------------------------------------------------------------------------------------

     At December 31, 2000, 1999 and 1998, exercisable options were 2,115,769, 1,889,946 and 2,481,950, respectively, at weighted average exercise prices of $3.21, $3.17 and $3.46, respectively.

     The weighted average fair value of options granted in 2000, 1999 and 1998 was $1.78, $1.35 and $1.48, respectively, using the Black Scholes option pricing model with the following assumptions:

       ---------------------------------------------------------------------
                                              2000        1999        1998
       ---------------------------------------------------------------------
       Dividend yield                          0.0%        0.0%        0.0%
       ---------------------------------------------------------------------
       Expected volatility                   103.6%       40.3%       47.6%
       ---------------------------------------------------------------------
       Risk free interest rate                 5.8%        5.4%        5.3%
       ---------------------------------------------------------------------
       Forfeiture rate                        21.8%        3.8%       15.7%
       ---------------------------------------------------------------------
       Expected life, in years                 7.7         7.2         7.1
       ---------------------------------------------------------------------

     The volatility rate calculated in 1999 and 1998 used data from peer companies since the Company's trading history did not provide the requisite five years of trading data. Beginning in 2000, the volatility rate is calculated using only the Company's trading history.

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

     In March 1999, the Company adopted a new Employee Stock Purchase Plan (the "1999 ESPP") which authorizes the issuance of up to 700,000 shares of common stock. Under the 1999 ESPP, eligible employees may contribute up to 10% of their compensation toward the purchase of common stock at each year-end. The employee purchase price is derived from a formula based on fair market value of the Company's common stock. During 2000 the Company granted rights to purchase 118,879 shares, which were issued in January 2001. Pro forma compensation cost associated with the rights granted under the 1999 ESPP is estimated based on fair market value.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The Company also applies the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's pro forma net
      (loss) income and basic and diluted net (loss) income per share for 2000, 1999 and 1998 would have been as follows:

         -------------------------------------------------------------------------------------------------------
                (in thousands, except per share data)              2000              1999               1998
         -------------------------------------------------------------------------------------------------------
         Net (loss) income                                      $ (12,528)          $ 1,808           $ (20,548)
                                                                =========           =======           =========
         -------------------------------------------------------------------------------------------------------
         Net (loss) income per share - Basic and Diluted        $   (0.30)           $ 0.04             $ (0.51)
                                                                =========            ======             =======
         -------------------------------------------------------------------------------------------------------

      At December 31, 2000 and 1999, shares available for future grants are 1,623,937 and 1,846,000 under the Company option plans and the 1995 and 1999 ESPP.

      Employee Stock Ownership Plan - Effective December 1, 1992, Microtek adopted an Employee Stock Ownership Plan ("ESOP") to which the Company has the option to contribute cash or shares of the Company's common stock. During 1993, the Company contributed 16,500 common shares to the ESOP. On November 29, 1993, the Company reserved an additional 148,500 common shares at $3.64 per share for issuance to the ESOP. As consideration for the 148,500 reserved shares, the ESOP issued a $540,000 purchase loan (the "ESOP Loan") to the Company, payable in equal annual installments of $79,000, including interest at 6% commencing November 29, 1994. During each of 2000, 1999 and 1998, 16,500 reserved shares have been released, resulting in compensation expense of $16,500, $49,000, and $18,000, respectively. At December 31, 2000, 33,000 common shares with a market value of $33,000 remain unearned under the ESOP.

      The Company's contributions to the ESOP each plan year will be determined by the Board of Directors, provided that for any year in which the ESOP Loan remains outstanding the contributions by the Company are not less than the amount needed to provide the ESOP with sufficient cash to pay installments under the ESOP Loan. The Company contributed $79,392 to the ESOP during each of 2000, 1999 and 1998.

      The unearned shares reserved for issuance under the ESOP are accounted for as a reduction of shareholders' equity. The ESOP Loan is not recorded in the accompanying consolidated financial statements.

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

      Stock Repurchase Program - Effective February 22, 2000 and until December 31, 2000, the Board of Directors authorized the repurchase of up to 5.0% of the Company's outstanding common stock from time to time in open market or private transactions. As of December 31, 2000 the Company had repurchased 496,295 shares for an aggregate of $898,000. The program has been extended through December 2001 and authorizes the repurchase of an additional 1.0 million shares.

12.   SIGNIFICANT CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

      The Company generated 17%, 15% and 22% of its sales from a single customer in 2000, 1999 and 1998, respectively. The related accounts receivable from these customers were $3.1 million, $2.1 million and $2.5 million at December 31, 2000, 1999 and 1998, respectively.

      Included in the Company's consolidated balance sheet at December 31, 2000 are the net assets of the Company's manufacturing and distribution facilities located in the United Kingdom, China, Mexico and the Dominican Republic, which total $7.1 million. Only the facility in the United Kingdom sells products to external customers. Sales from the United Kingdom were $3.1 million, $4.4 million and $4.5 million in 2000, 1999 and 1998, respectively.

13.   RETIREMENT PLANS

      The Company maintains a 401(k) retirement plan covering employees who meet certain age and length of service requirements, as defined. The Company matches a portion of employee contributions to the plans either in cash or shares of the Company's common stock. Vesting in the Company's matching contributions is based on years of continuous service. The Company contributed stock with a fair value of $366,000, $582,000 and $511,000 to the plan during 2000, 1999 and 1998, respectively.

14.   SUBSEQUENT EVENTS

      Deka Medical, Inc. - On February 9, 2001 Microtek entered into a definitive agreement to acquire substantially all of the assets of Deka Medical, Inc. ("Deka") for cash. Microtek and Deka manufacture and sell specialty equipment drapes used in various surgical procedures to prevent infection. Concurrently with the signing of the definitive agreement, Microtek acquired Deka's post-surgical clean-up product line. On March 9, 2001, the acquisition of the remaining assets of Deka was completed.

      MICROBasix LLC - On February 16, 2001 the Company acquired the assets of MICROBasix LLC ("MICROBasix") for cash. The acquisition follows the development of a cooperative alliance relationship with MICROBasix in 2000 for the purpose of sharing technologies, products and services that provide significant volume reduction of low level radioactive waste for the nuclear industry.

15.   UNAUDITED QUARTERLY FINANCIAL INFORMATION
      (in thousands, except per share data)

---------------------------------------------------------------------------------------------------------------------------
Year Ended                                                                             Quarter
---------------------------------------------------------------------------------------------------------------------------
December 31,                                                  First            Second           Third           Fourth
----------------------------------------------------------------------------------------------------------------------------
2000
----------------------------------------------------------------------------------------------------------------------------
  Net sales                                                      $ 14,015         $ 14,428        $ 14,168         $ 13,753
----------------------------------------------------------------------------------------------------------------------------
  Gross profit                                                      6,113            6,658           6,186            1,469
----------------------------------------------------------------------------------------------------------------------------
  Net (loss) income                                                     2              111              93          (12,348)/1/
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
  (Loss) income per common share -
----------------------------------------------------------------------------------------------------------------------------
    Basic & Diluted                                                   .00              .00             .00            (0.29)
----------------------------------------------------------------------------------------------------------------------------

1999
----------------------------------------------------------------------------------------------------------------------------
  Net sales                                                      $ 34,769         $ 32,251        $ 17,053         $ 14,981
----------------------------------------------------------------------------------------------------------------------------
  Gross profit                                                     10,970           12,827           7,340            5,947
----------------------------------------------------------------------------------------------------------------------------
  Net (loss) income                                                  (367)             984           1,310/1/           770
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
  (Loss) income per common share -
----------------------------------------------------------------------------------------------------------------------------
    Basic & Diluted /2/                                             (0.01)            0.02            0.03             0.02
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

      1    Includes restructuring and impairment charges (Note 3)

      2 Due to the changes in the number of shares outstanding, the quarterly share amounts do not add to the total for the year.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                           Beginning       Charged to                         Balance at
------------------------------------------------------------------------------------------------------------------------------------
              Description                  of Period        Expense          Deductions/1/   End of Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
------------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful trade accounts
------------------------------------------------------------------------------------------------------------------------------------
  receivable                                $  1,644            $    291         $   (896)              $ 1,039
                                           =========           =========        =========             =========
------------------------------------------------------------------------------------------------------------------------------------
Reserve for obsolete and slow-moving
------------------------------------------------------------------------------------------------------------------------------------
  inventories                               $ 22,411            $     43         $(20,272)/2/           $ 2,182
                                           =========           =========        =========             =========
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
------------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful trade accounts
------------------------------------------------------------------------------------------------------------------------------------
  receivable                                $  1,039            $    249         $   (459)              $   829
                                           =========           =========        =========             =========
------------------------------------------------------------------------------------------------------------------------------------
Reserve for obsolete and slow-moving
------------------------------------------------------------------------------------------------------------------------------------
  inventories                               $  2,182            $    134         $   (708)              $ 1,608
                                           =========           =========        =========             =========
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
------------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful trade accounts
------------------------------------------------------------------------------------------------------------------------------------
  receivable                                $    829            $    507         $   (139)              $ 1,197
                                          ==========           =========        =========              ========
------------------------------------------------------------------------------------------------------------------------------------
Reserve for obsolete and slow-moving
------------------------------------------------------------------------------------------------------------------------------------
  inventories                               $  1,608            $  3,522         $   (457)              $ 4,673
                                          ==========           =========        =========             =========
------------------------------------------------------------------------------------------------------------------------------------
Reserve for restructuring expenses          $     --            $  1,165         $      -               $ 1,165
                                          ==========            ========        =========              ========
------------------------------------------------------------------------------------------------------------------------------------

(1) Deductions represent amounts written off during the period less recoveries of amounts previously written off.

(2) Represents inventory written off.