Form 10-Q
period 2001-03-31
ISOLYSER CO INC /GA/
filed 2001-05-15
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended            March 31, 2001         Commission File No.  0-24866


                             ISOLYSER COMPANY, INC.
             (Exact name of Registrant as specified in its charter)


             Georgia                                   58-1746149
------------------------------------               ------------------
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

Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                    Outstanding at May 11, 2001
-----------------------------                        ---------------------------
Common Stock, $.001 par value                                 41,673,563

                                                   ISOLYSER COMPANY, INC.
                                           Condensed Consolidated Balance Sheets
                                                       (in thousands)
                                                                           (unaudited)
                                ASSETS                                      March 31, 2001                December 31, 2000
                                                                        -----------------------         ---------------------
Current assets
        Cash and cash equivalents                                                 $      9,261                $       14,379
        Accounts receivable, net                                                        17,327                        12,269
        Inventory, net                                                                  22,851                        16,160
        Prepaid expenses and other assets                                                1,358                         1,633
                                                                        -----------------------         ---------------------
                    Total current assets                                                50,797                        44,441
                                                                        -----------------------         ---------------------
Property and equipment                                                                  22,471                        19,980
        Less accumulated depreciation                                                  (13,506)                      (12,948)
                                                                        -----------------------         ---------------------
                    Property and equipment, net                                          8,965                         7,032
                                                                        -----------------------         ---------------------

Intangible assets, net                                                                  26,361                        23,057
Other assets, net                                                                        3,206                         2,439
                                                                        -----------------------         ---------------------
                    Total assets                                                $       89,329                $       76,969
                                                                        =======================         =====================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
        Accounts payable                                                         $       8,875                $        4,035
        Accrued expenses                                                                 2,757                         3,260
        Current portion of accrued customer rebates                                        490                           490
        Current portion of long-term debt                                                  257                           256
        Current portion of deferred licensing revenue                                    1,502                         1,508
        Current portion of product financing agreement                                     520                           520
                                                                        -----------------------         ---------------------
                    Total current liabilities                                           14,401                        10,069
                                                                        -----------------------         ---------------------

Long-term debt                                                                           7,146                           491
Long-term portion of deferred licensing revenue                                          1,136                         1,508
Long-term portion of product financing agreement                                           271                           406
Other long-term liabilities                                                              1,978                           897
                                                                        -----------------------         ---------------------
                    Total liabilities                                                   24,932                        13,371
                                                                        -----------------------         ---------------------

Shareholders' equity
        Common stock                                                                        42                            42
        Additional paid-in capital                                                     209,078                       208,613
        Accumulated deficit                                                           (142,998)                     (143,425)
        Other comprehensive loss                                                          (265)                         (180)
        Unearned shares restricted to employee stock ownership plan                       (120)                         (120)
                                                                        -----------------------         ---------------------
                                                                                        65,737                        64,930
Treasury shares, at cost                                                                (1,340)                       (1,332)
                                                                        -----------------------         ---------------------
        Total shareholders' equity                                                      64,397                        63,598
                                                                        -----------------------         ---------------------
                    Total liabilities and shareholders' equity                  $       89,329                $       76,969
                                                                        =======================         =====================

See notes to condensed consolidated financial statements.


                                            ISOLYSER COMPANY, INC.
                   Condensed Consolidated Statements of Operations and Comprehensive Income
                                    (in thousands, except per share data)
                                                 (unaudited)
                                                                Three months ended        Three months ended
                                                                  March 31, 2001            March 31, 2000
                                                              -----------------------    ----------------------

Net sales                                                             $       15,877            $       13,265
Licensing revenues                                                               379                       750
                                                              -----------------------    ----------------------
                Net revenues                                                  16,256                    14,015

Cost of goods sold                                                             9,593                     7,902
                                                              -----------------------    ----------------------
                Gross profit                                                   6,663                     6,113

Operating expenses:
       Selling, general and administrative                                     5,379                     4,890
       Research and development                                                  453                       816
       Amortization of intangibles                                               320                       391
                                                              -----------------------    ----------------------
                Total operating expenses                                       6,152                     6,097
                                                              -----------------------    ----------------------

Income from operations                                                           511                        16

Interest income                                                                  113                       169
Interest expense                                                                (107)                     (142)
                                                              -----------------------    ----------------------
Income before income tax provision                                               517                        43

Income tax provision                                                              90                        41
                                                              -----------------------    ----------------------

Net income                                                                       427                         2
                                                              -----------------------    ----------------------

Other comprehensive income (loss):
         Foreign currency translation loss                                       (85)                      (22)
         Unrealized (loss) gain on available for sale
           securities                                                            (14)                      636
                                                              -----------------------    ----------------------

Comprehensive income                                                   $         328             $         616
                                                              =======================    ======================

Net income per common share  - basic
   and diluted                                                         $        0.01             $        0.00
                                                              =======================    ======================

Basic weighted average number of common
  shares outstanding                                                          41,408                    40,898
                                                              =======================    ======================

Diluted weighted average number of common
  shares outstanding                                                          41,578                    43,804
                                                              =======================    ======================

See notes to condensed consolidated financial statements.

                                                     ISOLYSER COMPANY, INC.
                                        Condensed Consolidated Statements of Cash Flows
                                                         (in thousands)
                                                          (unaudited)
                                                                              Three months ended          Three months ended
                                                                                March 31, 2001              March 31, 2000
                                                                          ------------------------    -------------------------

Cash flows from operating activities:
        Net income                                                                  $         427               $         2

Adjustments to reconcile net income to net cash used in
        operating activities:
        Depreciation                                                                          558                       605
        Amortization of intangibles                                                           320                       391
        Provision for doubtful accounts                                                        10                        30
        Licensing revenues                                                                   (379)                     (750)
        Provision for obsolete and slow moving inventory                                      177                         -
        Changes in assets and liabilities, net of effects of acquisitions                  (1,394)                   (2,619)
                                                                          ------------------------    -------------------------
Net cash used in operating activities                                                        (281)                   (2,341)
                                                                          ------------------------    -------------------------
Cash flows from investing activities:
        Purchase of and deposits for property and equipment                                  (345)                     (406)
        Investment in available for sale securities                                             -                      (249)
        Acquisitions                                                                      (11,983)                        -
                                                                          ------------------------    -------------------------
Net cash used in investing activities                                                     (12,328)                     (655)
                                                                          ------------------------    -------------------------

Cash flows from financing activities:
        Net borrowings under credit agreements                                              6,663                         -
        Changes in bank overdraft                                                             875                      (251)
        Net repayments under notes payable                                                   (155)                     (149)
        Proceeds from exercise of stock options                                                 -                     1,566
        Repurchase of treasury stock                                                           (8)                        -
        Proceeds from issuance of common stock                                                201                         1
                                                                          ------------------------    -------------------------
Net cash provided by financing activities                                                   7,576                     1,167
                                                                          ------------------------    -------------------------
Effect of exchange rate changes on cash                                                       (85)                      (22)
                                                                          ------------------------    -------------------------
Net decrease in cash and cash equivalents                                                  (5,118)                   (1,851)
Cash and cash equivalents at beginning of period                                           14,379                    17,006
                                                                          ------------------------    -------------------------
Cash and cash equivalents at end of period                                         $        9,261            $       15,155
                                                                          ========================    =========================

See notes to condensed consolidated financial statements.

                             ISOLYSER COMPANY, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1) In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Annual Report").

2) Inventories are stated at the lower of cost or market and are summarized as follows:

                  (in thousands)                             March 31, 2001            December 31, 2000
                                                             --------------            -----------------
     Raw materials and supplies                              $      15,234             $         10,019
     Work in process                                                   972                          984
     Finished goods                                                 12,291                        9,830
                                                             --------------            -----------------
                                                                    28,497                       20,833
     Reserves for slow moving and
       obsolete inventories                                         (5,646)                      (4,673)
                                                             --------------            -----------------
     Inventory, net                                          $      22,851             $         16,160
                                                             ==============            =================

     At March 31, 2001 and December 31, 2000 the net OREX inventory is approximately $2.5 million and $2.6 million, respectively.

3) Effective February 2, 2001, Microtek entered into a definitive agreement to acquire substantially all of the assets of Deka Medical, Inc. ("Deka") for cash. Microtek and Deka manufacture and sell specialty equipment drapes used in various surgical procedures to prevent infection. Concurrently with the signing of the definitive agreement, Microtek acquired Deka's post-surgical clean-up product line. Effective March 2, 2001, Microtek concluded the acquisition by acquiring substantially all of the assets of Deka used in Deka's patient and medical equipment drape product line. The preliminary allocation of the total estimated purchase price of approximately $11.3 million is subject to adjustment in 2001 when finalized and resulted in an excess of purchase price over the fair value of the net assets acquired (goodwill) of approximately $2.2 million. Such goodwill is being amortized on a straight-line basis over 15 years.

     On February 16, 2001, the Company acquired the assets of MICROBasix LLC ("MICROBasix") for cash of approximately $675,000 and the issuance of 250,000 shares of the Company's common stock having a market value of approximately $265,000 on the date of the acquisition. The acquisition follows the development of a cooperative alliance relationship with MICROBasix in 2000 for the purpose of sharing technologies, products and services that provide significant volume reduction of low level radioactive waste for the nuclear industry.

     Each of the above described acquisitions were accounted for under the purchase method, and accordingly, the results of operations related to the acquired assets have been included in the accompanying condensed consolidated financial statements from their respective dates of acquisition. The following unaudited pro forma financial information reflects the Company's results of operations as if the Deka and MICROBasix acquisitions had been completed on January 1, 2000:

                                                                           Three months ended
        (in thousands, except per share data)                   March 31, 2001       March 31, 2000
                                                                --------------       --------------

      Net sales                                                 $      19,982        $      19,910
      Net income (loss)                                                   425                 (506)
      Net  income  (loss)  per  common  share -  basic  and
        diluted                                                           .01                 (.01)

     The pro forma financial information is based on estimates and assumptions which management believes are reasonable and is also based on unaudited statements of operations data provided by Deka. Such data provided by Deka is subject to change. Accordingly, the foregoing pro forma financial information is subject to change. The Company expects to file with the Securities and Exchange Commission under a current report on Form 8-K statements of operations data of Deka as audited by Deka's independent public accountants and unaudited pro forma financial information based in part thereon after such audit is completed. The pro forma information is not necessarily indicative of the operating results that would have occurred had these acquisitions been consummated as of the date indicated, nor is it necessarily indicative of future operating results.

4) Basic per share income (loss) is computed using the weighted average number of common shares outstanding for the period. Diluted per share income
     (loss) is computed including the dilutive effect of all contingently issuable shares. The difference between basic and diluted weighted average shares is attributable to 170,000 and 2.9 million stock options for the three months ended March 31, 2001 and March 31, 2000, respectively.

5) On February 11, 2000, the Company paid $249,000 for approximately 13.0% interest in Consolidated Ecoprogress Technology, Inc. ("CES"). CES is a Canadian environmental technology company focused on being a leader in developing and selling biodegradable and disposable absorbent products such as diapers, feminine hygiene, adult incontinence and other products. This investment is classified in accordance with Statement of Financial Accounting Standards ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities as available for sale securities and is stated at market value. Any change in market value between periods is included as other comprehensive income, a component of shareholders' equity. The value of this investment as of March 31, 2001 was $222,000.

6) At December 31, 2000, the Company had restructuring reserves of $4.7 million. Charges against the reserves totaled $703,000 during the quarter ended March 31, 2001, leaving a balance of $4.0 million in the reserves at March 31, 2001. The activity is shown below:

                  (in thousands)                           December 31, 2000                           March 31, 2001
     Description                                                 Balance              Activity             Balance
     -----------                                           -----------------      ----------------    ----------------
     Reserve for obsolete inventory                               $ 3,477               $(177)                $3,300

     Severance and consulting arrangements                            885                (525)                   360

     Closed office lease liabilities                                  281                  (1)                   280

     Impaired equipment reserve                                        75                   -                     75
                                                           -----------------      ----------------    ----------------
     Total                                                        $ 4,718               $(703)                $4,015
                                                           -----------------      ----------------    ----------------

     Severance benefits for 99 employees totaling $636,000 were accrued at December 31, 2000. Five of these employees were terminated in 2000 and three have been terminated in 2001. Severance benefits totaling $478,000 were paid to these eight employees during the quarter ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Net revenues for the three months ended March 31, 2001 (the "2001 Quarter") were $16.3 million as compared to $14.0 million for the three months ended March 31, 2000 (the "2000 Quarter"), an increase of 16.0%. Excluding licensing revenues and net sales related to the product lines acquired from Deka, net revenues in the 2001 Quarter were $13.6 million as compared to $13.3 million in the 2000 Quarter, an increase of 2.2%.

     Net revenues from sales of Microtek products (which includes the Company's safety products) were $15.6 million in the 2001 Quarter as compared to $12.6 million in the 2000 Quarter, an increase of 23.4%. Excluding the impact of the Deka acquisition, Microtek's sales in the 2001 Quarter increased 5.1% or $643,000 over the 2000 Quarter to $13.3 million. Increases in Microtek's domestic core branded revenues more than offset continued weakness in international revenues. Sales of the Company's safety products increased 5.7% from $1.8 million in the 2000 Quarter to $1.9 million in the 2001 Quarter. The Company expects that the Deka acquisition will contribute in excess of $20 million in sales revenue during 2001, including increased revenues recorded for the 2001 Quarter.

     Net revenues of OREX Technologies International ("OTI") were $600,000 in the 2001 Quarter as compared to $1.3 million in the 2000 Quarter. Licensing revenues in the 2001 Quarter decreased $371,000 from the 2000 Quarter due to the settlement with Allegiance Healthcare that was recorded in 2000 and described in the Annual Report. Additionally, OTI's healthcare product sales in the 2001 Quarter decreased by $357,000 from the 2000 Quarter reflecting in part the Company's increased focus on the profitable Microtek business. The Company's OTI business is subject to various risks described under "Risk Factors" in the Company's Annual Report.

     Gross profit for the 2001 Quarter was $6.7 million, or 41.0% of net revenues, as compared to $6.1 million, or 43.6% of revenues, in the 2000 Quarter. The decrease in gross profit margin in the 2001 Quarter is primarily attributable to costs of transitioning production from the Microtek plant in Mexico to its facility in the Dominican Republic and expenses associated with integrating the Deka operations. Microtek's gross profit in the 2001 Quarter was $6.3 million or 40.2% of net revenues as compared to $5.4 million or 42.5% of net revenues in the 2000 Quarter. Excluding the impact of the Deka acquisition,

Microtek's gross profit in the 2001 Quarter was $5.7 million or 42.8% of net revenues, a slight improvement over the 2000 Quarter. Contributing to the overall decline in gross profit margin in the 2001 Quarter, OTI's gross profit decreased $368,000 due to lower licensing revenues resulting from the settlement with Allegiance Healthcare referred to in the preceding paragraph.

     Selling, general and administrative expenses were $5.4 million, or 33.1% of net revenues, in the 2001 Quarter, as compared to $4.9 million, or 34.9% of net revenues, in the 2000 Quarter. The overall increase in the absolute dollar amount of selling, general and administrative expenses was due in part to the acquisition of Deka and increases in variable selling costs resulting from increased net revenues in the 2001 Quarter. The improvement in selling, general and administrative expenses as a percentage of net revenues in the 2001 Quarter is the result of cost control and reduction efforts begun in the fourth quarter of 2000 and synergies resulting from the Deka acquisition.

     Research and development expenses in the 2001 Quarter decreased by $363,000 or 44.4% from the 2000 Quarter, primarily as a result of reduced OTI development costs.

     Amortization of intangible assets was $320,000 in the 2001 Quarter, a decrease of $71,000 from the 2000 Quarter. This reduction is the net effect of lower amortization expense in the 2001 Quarter for intangible assets which were fully amortized during 2000, partially offset by the amortization of intangible assets acquired in conjunction with the Deka and MICROBasix acquisitions that were completed in the 2001 Quarter.

     Interest income, net of interest expense, was $6,000 in the 2001 Quarter as compared to $27,000 in the 2000 Quarter. This decrease is the net effect of lower interest income on cash and cash equivalents and lower interest expense in the 2001 Quarter which are attributable to lower cash balances as a result of recent acquisitions and the repayment of certain interest bearing obligations since the 2000 Quarter.

     The provision for income taxes reflects expenses of $90,000 and $41,000 in the 2001 and 2000 Quarters, respectively. Due to the Company's federal net operating loss carryforwards, the Company's income tax provision results primarily from state and foreign taxes.

     The resulting net income of $427,000, or $0.01 per basic and diluted share, in the 2001 Quarter compares favorably to net income of $2,000 recorded in the 2000 Quarter.

     The notes to the Company's condensed consolidated financial statements include unaudited pro forma financial data for the 2001 Quarter and 2000 Quarter as if the Deka and MICROBasix acquisitions had been completed on January 1, 2000, rather than in February and March 2001 as actually occurred. On a pro forma basis, net revenues for the 2001 Quarter and 2000 Quarter would have been $20.0 million and $19.9 million, respectively, as compared to actual net revenues in the 2001 Quarter and 2000 Quarter of $16.3 million and $14.0 million, respectively. The pro forma adjustments to net revenues reflect Deka's historical net revenues of $3.7 million for the period from January 1, 2001 to March 2, 2001 and $5.9 million for the 2000 Quarter. MICROBasix had no net revenues during either the 2001 Quarter or the 2000 Quarter. The unaudited pro forma net income of $425,000 for the 2001 Quarter represents a $2,000 decrease from the Company's reported net income of $427,000 for the 2001 Quarter, and the unaudited pro forma net loss of $506,000 for the 2000 Quarter represents a $508,000 decrease from the Company's reported net income of $2,000 for the 2000 Quarter. These pro forma decreases in profitability primarily result from historically inefficient manufacturing processes at Deka and product mix at Deka, reflecting profit margins at Deka of approximately 15% in the 2001 Quarter and 8% in the 2000 Quarter. The increase in Deka profit margins from the 2000 Quarter to the 2001 Quarter is primarily attributable to relative reduction in sales of lower margin products by Deka. The Company expects that efficiencies resulting from adding the Deka product lines to Microtek's existing infrastructure and other initiatives will improve margins on Deka products to approximate the considerably higher margins achieved by Microtek on comparable products sold by Microtek. The Company expects to realize these margin improvements as it completes the integration of the Deka operations over the remainder of 2001.

Liquidity and Capital Resources

     As of March 31, 2001 the Company's cash and cash equivalents totaled $9.3 million as compared to $14.4 million at December 31, 2000.

     During the 2001 Quarter, the Company used $281,000 in operating activities as compared to $2.3 million in the 2000 Quarter. This decrease is attributable to improved results of operations and working capital management. Cash used in investing activities in the 2001 Quarter was $12.3 million as compared to $655,000 in the 2000 Quarter. Investing activities in the 2001 Quarter included the Deka and MICROBasix acquisitions which consumed approximately $12.0 million in cash and purchases of property and equipment of $345,000. Investing activities in the 2000 Quarter included $249,000 for the Company's interest in Consolidated Ecoprogress Technology, Inc. and purchases of property and equipment of $406,000. During the 2001 Quarter, cash provided by financing activities was $7.6 million as compared to $1.2 million in the 2000 Quarter. Borrowings under the Company's Credit Agreement provided $6.7 million in the 2001 Quarter. Proceeds from the exercise of stock options provided $1.6 million during the 2000 Quarter.

     The Company maintains a $17.5 million credit agreement (as amended to date, the "Credit Agreement") with the Chase Manhattan Bank (the "Bank"), consisting of a revolving credit facility maturing on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. As of May 11, 2001, current borrowing availability under the revolving facility was $9.9 million, of which the Company had borrowed $8.6 million. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin, as defined, or LIBOR plus an interest margin (6.9% at May 11, 2001). There were no outstanding borrowings under the revolving credit facility at December 31, 2000 and $6.7 million of borrowings at March 31, 2001. On March 9, 2001, the Credit Agreement was amended to provide for an increase in the revolving facility to $13.0 million until April 30, 2001. During this period, borrowings bore interest at a floating rate of approximating the Bank's prime rate plus an interest margin which totaled 9.5% at March 31, 2001. On May 14, 2001, the Company and the Bank revised the Credit Agreement to extend the maturity date by three years to June 30, 2004, increase the size of the facility and make other modifications. The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There are no outstanding letters of credit. The Credit Agreement provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000, and an outstanding letter of credit fee of 2.0% per annum. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, equipment, Isolyser's stock of its subsidiaries and certain of the Company's plants and offices. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and earnings, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. The Company also is not permitted to pay any dividends. At March 31, 2001, the Company was in violation of certain financial covenants, but has modified the Credit Agreement so as to comply with such covenants.

     Based on its current business plan, the Company expects that cash equivalents and short term investments on hand, the Company's credit facility, as amended, and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. Currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuance of common stock in 2001 and subsequent years.

Forward Looking Statements

     Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act including, but not limited to, statements relating to forecasted contributions to net revenues resulting from the Deka acquisition, forecasted improvements to gross margins and the ability of the Company to meet its liquidity and capital requirements. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's Annual Report including, without limitation, those described under "Risk Factors - History of Net Losses", "-Marketing Risks affecting OREX Products", "-Manufacturing and Supply Risks", "-Protection of Technologies", "-Competition", "-Risks of Technological Obsolescence", "-Reliance Upon Distributors", "-Regulatory Risks", "-Environmental Matters", and "-Product Liability".

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At March 31, 2001, the Company had $7.3 million long-term or short-term debt bearing interest at floating rates. Because these rates are variable, an increase in interest rates would result in additional interest expense and a reduction in interest rates would result in reduced interest expense.

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

     On February 16, 2001, the Company issued 200,000 shares of its common stock to one accredited investor and 50,000 shares of its common stock to another investor as a part of the purchase price in the acquisition of certain assets from MICROBasix pursuant to a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Default Upon Senior Securities

     At March 31, 2001, the Company was not in compliance with certain financial covenants contained in the Credit Agreement, but has modified the Credit Agreement so as to bring the Company into compliance with these covenants.

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

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83474).

(2) Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 29, 1996.

(4) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 20, 1996.

     (b) The Company filed a current report on Form 8-K on March 22, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2001.


                                  ISOLYSER COMPANY, INC.



                                  By:  /s/ Dan R. Lee
                                      ---------------------------------
                                      Dan R. Lee
                                      President & CEO
                                      (principal executive officer)


                                  By:  /s/ R.G. Wilson
                                      --------------------------------
                                      R.G. Wilson
                                      Chief Financial Officer
                                      (principal financial officer)



                                       13
1359349v4