Form 10-Q
period 2001-06-30
ISOLYSER CO INC /GA/
filed 2001-08-14
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended               June 30, 2001       Commission File No.  0-24866



                             ISOLYSER COMPANY, INC.
             (Exact name of Registrant as specified in its charter)


           Georgia                                                58-1746149
-------------------------------                              -------------------
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

Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                             Outstanding at August 10, 2001

Common Stock, $.001 par value                              41,757,499

                             ISOLYSER COMPANY, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                     (unaudited)
                                                       June 30,         December
                 Assets                                  2001           31, 2000
                 ------                               --------------------------
Current assets
     Cash and cash equivalents                        $    9,371    $    14,379
     Accounts receivable, net                             18,868         12,269
     Inventory, net                                       24,204         16,160
     Prepaid expenses and other assets                     1,308          1,633
                                                      --------------------------
           Total current assets                           53,751         44,441
                                                      --------------------------

Property and equipment                                    22,687         19,980
     Less accumulated depreciation                       (14,181)       (12,948)
                                                      --------------------------
           Property and equipment, net                     8,506          7,032
                                                      --------------------------
Intangible assets, net                                    26,553         23,057
Other assets, net                                          3,107          2,439
                                                      --------------------------
           Total assets                               $   91,917    $    76,969
                                                      ==========================

        Liabilities and Shareholders' Equity
        ------------------------------------

Current liabilities
        Accounts payable                              $   7,534     $     4,035
        Accrued expenses                                  2,687           3,260
        Current portion of accrued customer rebates         490             490
        Current portion of long-term debt                   258             256
        Current portion of deferred licensing revenue     1,502           1,508
        Current portion of product financing agreement      520             520
                                                      --------------------------
           Total current liabilities                     12,991          10,069
                                                      --------------------------

Long-term debt                                           11,140             491
Long-term portion of deferred licensing revenue             759           1,508
Long-term portion of product financing agreement            142             406
Other long-term liabilities                               1,629             897
                                                      --------------------------
           Total liabilities                             26,661          13,371
                                                      --------------------------

Shareholders' equity
        Common stock                                         42              42
        Additional paid-in capital                      209,280         208,613
        Accumulated deficit                            (142,154)       (143,425)
        Cumulative translation adjustment                  (311)           (180)
        Unrealized loss on available for sale securities    (19)              -
        Unearned shares restricted to employee stock
           ownership plan                                  (120)           (120)
                                                      --------------------------
                                                         66,718          64,930
Treasury shares, at cost                                 (1,462)         (1,332)
                                                      --------------------------
           Total shareholders' equity                    65,256          63,598
                                                      --------------------------
           Total liabilities and shareholders'
                 equity                               $  91,917     $    76,969
                                                      ==========================

See notes to condensed consolidated financial statements.



                             ISOLYSER COMPANY, INC.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                 Three months ended     Three months ended    Six months ended     Six months ended
                                                   June 30, 2001          June 30, 2000        June 30, 2001        June 30, 2000
                                               ---------------------- ---------------------- ------------------- -------------------

Net sales                                       $      21,339         $         13,678       $    37,216         $       26,943
Licensing revenues                                        377                      750               756                  1,500
                                               ---------------------- ---------------------- ------------------- -----------------
          Net revenues                                 21,716                   14,428            37,972                 28,443

Cost of goods sold                                     13,246                    7,770            22,839                 15,673
                                               ---------------------- ---------------------- ------------------- -----------------
          Gross profit                                  8,470                    6,658            15,133                 12,770

Operating expenses:
    Selling, general and administrative                 6,559                    5,336            11,938                 10,336
    Research and development                              445                      836               898                  1,652
    Amortization of intangibles                           378                      279               698                    559
                                               ---------------------- ---------------------- ------------------- -----------------
          Total operating expenses                      7,382                    6,451            13,534                 12,547
                                               ---------------------- ---------------------- ------------------- -----------------
Income from operations                                  1,088                      207             1,599                    223

Interest income                                            76                      190               189                    363
Interest expense                                         (236)                    (204)             (343)                  (350)
                                               ---------------------- ---------------------- ------------------- -----------------
Income before income tax provision                        928                      193             1,445                    236

Income tax provision                                       83                       82               173                    123

Net income                                      $         845         $            111       $     1,272         $          113
                                               ====================== ====================== =================== =================

Other comprehensive income (loss):
    Foreign currency translation loss                     (46)                     (96)             (131)                  (118)
    Unrealized (loss) gain on available for
        sale securities                                    (5)                    (292)              (19)                   344
                                               ---------------------- ---------------------- ------------------- -----------------
Comprehensive income (loss)                     $         794         $           (277)      $     1,122         $          339
                                               ====================== ====================== =================== =================

Net income per common share - basic and         $        0.02         $           0.00       $      0.03         $         0.00
diluted Basic weighted average number
       of common shares outstanding                    41,680                   41,362            41,545                 41,129
                                               ====================== ====================== =================== =================

Diluted weighted average number of common shares
       outstanding                                     42,024                   44,224            41,759                 44,024
                                               ====================== ====================== =================== =================




See notes to condensed consolidated financial statements.

                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                          Six months ended      Six months ended
                                           June 30, 2001         June 30, 2000
                                          --------------------------------------

Cash flows from operating activities:
      Net income                            $      1,272          $      113

Adjustments to reconcile net income to net
   cash used in operating activities:
      Depreciation                                 1,233               1,164
      Amortization of intangibles                    698                 781
      Provision for doubtful accounts                 10                  60
      Licensing revenues                            (756)             (1,482)
      Provision for obsolete and slow
         moving inventory                            177                 126
      Changes in assets and liabilities,
         net of effects of acquisitions           (6,164)             (1,723)
                                          --------------------------------------
Net cash used in operating activities             (3,530)               (961)
                                          --------------------------------------

Cash flows from investing activities:
      Purchase of and deposits for
         property and equipment                     (562)               (673)
      Investment in available
         for sale securities                           -                (249)
      Investment in other securities                   -                 (41)
      Acquisitions                               (11,983)                  -
                                          --------------------------------------
Net cash used in investing activities            (12,545)               (963)
                                          --------------------------------------

Cash flows from financing activities:
      Net borrowings under credit agreements      10,665                   -
      Changes in bank overdraft                      540                (357)
      Net repayments under notes payable            (278)               (214)
      Proceeds from exercise of stock options        125               1,676
      Repurchase of treasury stock                  (131)               (337)
      Proceeds from issuance of common stock         277                   1
                                           -------------------------------------
Net cash provided by financing activities         11,198                 769
                                           -------------------------------------
Effect of exchange rate changes on cash             (131)               (118)
Net decrease in cash and cash equivalents         (5,008)             (1,273)
Cash and cash equivalents at beginning
      of period                                   14,379              17,006
                                           -------------------------------------
Cash and cash equivalents at end of period  $      9,371          $   15,733
                                           =====================================


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

2) Inventories are stated at the lower of cost or market and are summarized as follows:

     (in  thousands)                   June 30, 2001         December 31, 2000

Raw materials and supplies               $      13,884        $      10,019
Work in process                                    725                  984
Finished goods                                  11,802                9,830
                                       -----------------     -------------------
                                                26,411               20,833
Reserves for slow moving and
     obsolete inventories                       (2,207)              (4,673)
                                       -----------------     -------------------
         Inventory, net                  $      24,204        $      16,160
                                       =================     ===================

     At June 30, 2001 and December 31, 2000, the net OREX inventory was approximately $2.6 million.

3) Effective February 2, 2001, Microtek Medical, Inc. ("Microtek"), a subsidiary of the Company, entered into a definitive agreement to acquire substantially all of the assets of Deka Medical, Inc. ("Deka") for cash. Microtek and Deka manufacture and sell specialty equipment drapes used in various surgical procedures to prevent infection. Concurrently with the signing of the definitive agreement, Microtek acquired Deka's post-surgical clean-up product line. Effective March 2, 2001, Microtek concluded the acquisition by acquiring substantially all of the assets of Deka used in Deka's patient and medical equipment drape product line. The preliminary allocation of the total estimated purchase price of approximately $11.3 million is subject to adjustment in 2001 when finalized and resulted in an excess of purchase price over the fair value of the net assets acquired (goodwill) of approximately $2.7 million. Such goodwill is being amortized on a straight-line basis over 15 years.

     On February 16, 2001, the Company acquired the assets of MICROBasix LLC ("MICROBasix") for approximately $675,000 in cash and the issuance of 250,000 shares of the Company's common stock having a market value of approximately $265,000 on the date of the acquisition. The acquisition follows the development of a cooperative alliance relationship with MICROBasix in 2000 for the purpose of sharing technologies, products and services that provide significant volume reduction of low level radioactive waste for the nuclear industry.

     Each of the above described acquisitions were accounted for under the purchase method, and accordingly, the results of operations related to the acquired assets have been included in the accompanying condensed consolidated financial statements from their respective dates of acquisition. The following unaudited pro forma financial information reflects the Company's results of operations as if the Deka acquisition had been completed on January 1, 2000:


                                    Three months ended                     Six months ended
(in thousands, except        June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
    per share data)          -------------      -------------      -------------      -------------
Net revenues                  $  21,716          $  20,548           $  41,722         $  40,458
Net income (loss)                   845               (709)              1,290            (1,610)
Net income (loss) per
   common share - basic
   and diluted                      .02               (.02)                .03              (.04)

     Including the MICROBasix acquisition in the above pro forma financial information would not have a material effect on the amounts presented. The pro forma financial information is based on estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the operating results that would have occurred had the Deka acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

4) The Company maintains a $17.5 million credit agreement (as amended to date, the "Credit Agreement") with The Chase Manhattan Bank (the "Bank"), consisting of a revolving credit facility maturing on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin, as defined, or LIBOR plus an interest margin (6.2% at June 30, 2001). There were no outstanding borrowings under the revolving credit facility at December 31, 2000 and $10.7 million of borrowings at June 30, 2001. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, equipment, Isolyser's stock of its subsidiaries and certain of the Company's plants and offices. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and earnings, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. The Company also is not permitted to pay any dividends. At June 30, 2001, the Company was not in violation of any of its financial covenants under the Credit Agreement.

5) Basic per share income is computed using the weighted average number of common shares outstanding for the period. Diluted per share income is computed including the dilutive effect of all contingently issuable shares. The difference between basic and diluted weighted average shares is attributable to 344,000 and 214,000 stock options for the three months and six months ended June 30, 2001, respectively. There were 2.9 million dilutive stock options outstanding for the three months and six months ended June 30, 2000.

6) On February 11, 2000, the Company paid $249,000 for approximately 13.0% interest in Consolidated Ecoprogress Technology, Inc. ("CES"). CES is a Canadian environmental technology company focused on being a leader in developing and selling biodegradable and disposable absorbent products such as diapers, feminine hygiene, adult incontinence and other products. This investment is classified in accordance with Statement of Financial Accounting Standards (0"SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities as available for sale securities and is stated at market value. Any change in market value between periods is included as a component of shareholders' equity. The value of this investment as of June 30, 2001 was $230,500.

7) At December 31, 2000, the Company had restructuring reserves of $4.7 million. Additions to and charges against the reserves totaled $143,000 and $4.6 million, respectively, during the six months ended June 30, 2001, leaving a balance of $261,000 in the reserves at June 30, 2001. The activity is shown below:

           (in thousands)                 December 31, 2000                                     June 30, 2001
Description                                  Balance           Additions      Deductions           Balance

Reserve for obsolete inventory                  $ 3,477        $      -       $ (3,477)        $       -

Severance and consulting
   arrangements                                     885             143           (842)              186

Closed office lease liabilities                     281               -           (281)                -

Impaired equipment reserve                           75               -            -                  75
                                                -------           -----        -------             -----

Total                                           $ 4,718           $ 143        $ 4,600             $ 261
                                                =======           =====        =======             =====

     Severance benefits for 99 employees totaling $636,000 were accrued at December 31, 2000. Additional severance benefits for 54 employees totaling $143,000 were accrued during the second quarter of 2001. Five of these employees were terminated in 2000 and the remaining 148 have been terminated in 2001. Severance benefits totaling $740,000 were paid to these 153 employees during the six months ended June 30, 2001. Deductions to the Company's reserve for obsolete inventory represent the non-cash write-off of the inventory and related reserve during the six months ended June 30, 2001. Deductions to the Company's closed office lease liabilities include the $45,000 cash payment made during the second quarter of 2001 to settle the Company's outstanding lease obligations and the non-cash reversal of the $236,000 remaining obligation subsequent to the settlement.

8) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interest method. SFAS No. 142 requires that, upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and will be implemented by the Company on January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operation.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net revenues for the three months ended June 30, 2001 (the "2001 Quarter") were $21.7 million as compared to $14.4 million for the three months ended June 30, 2000 (the "2000 Quarter"), an increase of 50.5%. Net revenues for the six months ended June 30, 2001 (the "2001 Period") were $38.0 million as compared to $28.4 million for the six months ended June 30, 2000 (the "2000 Period"), an increase of 33.5%. Excluding licensing revenues, net revenues in the 2001 Quarter were $21.3 million as compared to $13.7 million in the 2000 Quarter, an increase of 56.0%, and net revenues in the 2001 Period were $37.2 million as compared to $26.9 million in the 2000 Period, an increase of 38.1%.

Net revenues from sales of Microtek products (which includes the Company's safety products) were $21.3 million in the 2001 Quarter as compared to $13.3 million in the 2000 Quarter, an increase of 60.3%. Net revenues from sales of Microtek products were $36.9 million in the 2001 Period as compared to $25.9 million in the 2000 Period, an increase of 42.3%. The increases recorded in the 2001 Quarter and 2001 Period are primarily attributable to the Deka acquisition which was completed during March 2001. Additionally, Microtek's domestic core branded revenues remain strong. Sales of the Company's safety products increased 4.1% from $2.1 million in the 2000 Quarter to $2.2 million in the 2001 Quarter and 4.9% from $3.9 million in the 2000 Period to $4.1 million in the 2001
Period. The Company expects that the Deka acquisition will contribute approximately $20 million in sales revenue during 2001, including increased revenues recorded for the 2001 Period.

Net revenues of OREX Technologies International ("OTI") in the 2001 Quarter and 2001 Period were $420,000 and $1.0 million, respectively, as compared to $1.1 million and $2.4 million in the 2000 Quarter and 2000 Period, respectively. Licensing revenues in the 2001 Quarter and 2001 Period decreased $373,000 and $744,000 from the 2000 Quarter and 2000 Period, respectively, due to the settlement with Allegiance Healthcare that was recorded in 2000 and described in the Annual Report. Additionally, OTI's product sales in the 2001 Quarter and 2001 Period decreased by $319,000 and $676,000 from the 2000 Quarter and 2000 Period, respectively, reflecting in part the Company's increased focus on the profitable Microtek business. The Company's OTI business is subject to various risks described under "Risk Factors" in the Company's Annual Report.

Gross profit for the 2001 Quarter was $8.5 million, or 39.0% of net revenues, as compared to $6.7 million, or 46.1% of revenues, in the 2000 Quarter. Gross profit for the 2001 Period was $15.1 million, or 39.9% of net revenues, as compared to $12.8 million, or 44.9% of revenues, in the 2000 period. The decreases in gross profit margin in the 2001 Quarter and 2001 Period are attributable to the costs of transitioning production from the Microtek plant in Mexico to its facility in the Dominican Republic and expenses associated with integrating the Deka operations. The Mexico transition was completed in May 2001. Additionally, the reduced margins in 2001 reflect the slightly dilutive nature of the OEM businesses acquired from Deka. Microtek's gross profit in the 2001 Quarter was $8.1 million or 38.3% of net revenues as compared to $5.9 million or 44.4% of net revenues in the 2000 Quarter. Microtek's gross profit in the 2001 Period was $14.4 million or 39.1% of net revenues as compared to $11.3 million or 43.5% of net revenues in the 2000 Period. Contributing to the overall decline in gross margin, OTI's gross profit decreased $440,000 in the 2001 Quarter and $807,000 in the 2001 Period as compared to the corresponding periods of 2000, primarily due to lower licensing revenues resulting from the settlement with Allegiance Healthcare referred to in the preceding paragraph.

Selling, general and administrative expenses were $6.6 million, or 30.2% of net revenues, in the 2001 Quarter, as compared to $5.3 million, or 37.0% of net revenues, in the 2000 Quarter. Selling, general and administrative expenses were $11.9 million, or 31.4% of net revenues, in the 2001 Period, as compared to $10.3 million, or 36.3% of net revenues, in the 2000 Period. The overall increase in the absolute dollar amount of selling, general and administrative expenses was due in part to the Deka acquisition and increases in variable selling costs resulting from increased net revenues in the 2001 Quarter and 2001

Period. The improvements in selling, general and administrative expenses as a percentage of net revenues in the 2001 Quarter and 2001 Period are the result of cost control and expense reduction efforts begun in the fourth quarter of 2000 and synergies resulting from the Deka acquisition.

Research and development expenses in the 2001 Quarter and 2001 Period decreased by $391,000 or 46.7% and $754,000 or 45.6% from the 2000 Quarter and 2000
Period, respectively. These decreases are primarily a result of reduced development costs, reflecting management's objective to focus the Company's resources on the OTI division's more promising market segments.

Amortization of intangible assets was $378,000 in the 2001 Quarter and $698,000 in the 2001 Period, reflecting increases of $99,000 from the 2000 Quarter and $139,000 from the 2000 Period. These increases result from the effect of amortization of intangible assets acquired in conjunction with the Deka and MICROBasix acquisitions that were completed in the 2001 Period, partially offset by lower amortization expense in the 2001 Quarter and 2001 Period for intangible assets which were fully amortized during 2000.

Interest expense, net of interest income, was $160,000 in the 2001 Quarter as compared to $14,000 in the 2000 Quarter. Interest expense, net of interest income, was $154,000 in the 2001 Period as compared to interest income, net of interest expense, of $13,000 in the 2000 Period. These increases are the result of higher interest expense in the 2001 Quarter and 2001 Period and lower interest income on cash and cash equivalents which are attributable to borrowings on the Company's line of credit facility in the 2001 Period and lower cash balances as a result of recent acquisitions.

The provision for income taxes reflects expenses of $83,000 and $173,000 in the 2001 Quarter and 2001 Period, respectively. These provisions reflect an increase in income taxes from the 2000 Quarter and the 2000 Period of $1,000 and $50,000, respectively. Due to the Company's federal net operating loss carryforwards, the Company's income tax provision in 2001 results primarily from state and foreign taxes.

The resulting net income of $845,000, or $0.02 per basic and diluted share, in the 2001 Quarter compares favorably to net income of $111,000 recorded in the 2000 Quarter. Net income for the 2001 Period of $1.3 million, or $.03 per basic and diluted share, compares favorably to net income of $113,000 recorded in the 2000 Period.

The notes to the Company's condensed consolidated financial statements include unaudited pro forma financial data for the 2001 Quarter, the 2000 Quarter, the 2001 Period and the 2000 Period as if the Deka and MICROBasix acquisitions had been completed on January 1, 2000, rather than in February and March 2001, as actually occurred. On a pro forma basis, net revenues for the 2000 Quarter, the 2001 Period and the 2000 Period would have been $20.5 million, $41.7 million and $40.5 million, respectively, as compared to actual net revenues in the respective periods of $14.4 million, $38.0 million and $28.4 million. The pro forma adjustments to net revenues reflect Deka's historical net revenues of $6.1 million for the 2000 Quarter, $3.7 million for the 2001 Period and $12.1 million for the 2000 Period. The pro forma net revenues, net income and net income per common share for the 2001 Quarter are unchanged from actual reported amounts. MICROBasix had no net revenues during 2001 or 2000. The unaudited pro forma net loss of $709 for the 2000 Quarter and $1.6 million for the 2000 Period represents a decrease of $820 and $1.7 million, respectively, from the Company's reported net income of $111,000 for the 2000 Quarter and $113,000 for the 2000

Period. The unaudited pro forma net income for the 2001 Period represents an increase of $18,000 from the Company's reporting net income for the 2001 period. The pro forma decreases in profitability in the 2000 Quarter and 2000 Period primarily result from historically inefficient manufacturing processes and product mix at Deka. The pro forma increase in profitability in the 2001 Period is primarily attributable to relative reduction in sales of lower margin products by Deka. The Company expects that efficiencies resulting from adding the Deka product lines to Microtek's existing infrastructure and other initiatives will improve margins on Deka products to approximate the considerably higher margins achieved by Microtek on comparable products sold by Microtek. The Company expects to realize these margin improvements as it completes the integration of the Deka operations over the remainder of 2001.

Liquidity and Capital Resources

As of June 30, 2001 the Company's cash and cash equivalents totaled $9.4 million as compared to $14.4 million at December 31, 2000.

During the 2001 Period, the Company used $3.5 million in operating activities as compared to $961,000 in the 2000 Period. This increase is attributable to the Company's expanded operations resulting from the Deka acquisition and working capital management. Cash used in investing activities in the 2001 Period was $12.5 million, as compared to $963,000 in the 2000 Period. Investing activities in the 2001 Period included the Deka and MICROBasix acquisitions which consumed approximately $12.0 million in cash and purchases of property and equipment of $562,000. Investing activities in the 2000 Period included $249,000 for the Company's interest in Consolidated Ecoprogress Technology, Inc. and purchases of property and equipment of $673,000. During the 2001 Period, cash provided by financing activities was $11.2 million as compared to $769,000 in the 2000 Period. Borrowings under the Company's Credit Agreement provided $10.7 million in the 2001 Period. Proceeds from the exercise of stock options provided $1.7 million during the 2000 Period.

The Company maintains a $17.5 million credit agreement (as amended to date, the "Credit Agreement") with the Chase Manhattan Bank (the "Bank"), consisting of a revolving credit facility maturing on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. As of August 10, 2001, current borrowing availability under the revolving facility was $14.0 million, of which the Company had borrowed $11.0 million. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin, as defined, or LIBOR plus an interest margin (6.2% at August 10, 2001). There were no outstanding borrowings under the revolving credit facility at December 31, 2000 and $10.7 million of borrowings at June 30, 2001. At June 30, 2001, the Company was not in violation of any of its financial covenants under the Credit Agreement.

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

Newly Issued Accounting Standards. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30,

2001 to be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interest method. SFAS No. 142 requires that, upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and will be implemented by the Company on January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operation.

Forward Looking Statements

Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, statements relating to forecasted contributions to revenue resulting from the Deka acquisition, forecasted improvements to gross margins and the ability of the Company to meet its liquidity and capital requirements. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's Annual Report including, without limitation, those described under "Risk Factors - History of Net Losses", "-Marketing Risks affecting OREX Products", "-Manufacturing and Supply Risks", "-Protection of Technologies", "-Competition", "-Risks of Technological Obsolescence", "-Reliance Upon Distributors", "-Regulatory Risks", "-Environmental Maters", and "-Product Liability".

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company's greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At June 30, 2001, the Company had $11.4 million long-term or short-term debt bearing interest at floating rates. Because these rates are variable, an increase in interest rates would result in additional interest expense and a reduction in interest rates would result in reduced interest expense.


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

Item 4. Submission of Matters to a Vote of Securityholders

During the period covered by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company's Proxy Statement for its Annual Meeting of Shareholders held May 16, 2001.

(a)  The Company's  annual meeting of shareholders was held on May 16, 2001.
(b) The nominees for the Board of Directors of the Company are identified below.
(c) With respect to the election of directors, the inspector of election tabulated the following votes:

Nominees for Office             Number of Votes       Number of Votes       Abstention and Broker Nonvotes
-------------------             ----------------      ----------------      ------------------------------
                                       For                Withheld
                                       ---                --------
Gene R. McGrevin                   36,644,648              248,999                        -
Dan R. Lee                         36,475,287              418,360                        -
Rosdon Hendrix                     36,367,742              525,905                        -
Kenneth F. Davis                   36,372,326              521,321                        -
John E. McKinley                   36,370,842              522,805                        -
Ronald L. Smorada                  36,641,463              252,184                        -


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

3.3(1)           Amended and Restated Bylaws of Isolyser Company, Inc.

3.4(3)           First  Amendment  to  Amended  and  Restated Bylaws of Isolyser
                 Company, Inc.

3.5(4)           Second Amendment to  Amended and  Restated Bylaws  of  Isolyser
                 Company, Inc.

4.1(1)           Specimen Certificate of Common Stock

4.2 Amended and Restated Credit Agreement dated as of May 14, 2001, between the Registrant and The Chase Manhattan Bank, as Agent

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

(4) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 20, 1996.

(b) The Company filed an amendment to a current report on Form 8-K on May 23, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2001.


                                            ISOLYSER COMPANY, INC.


                                            By:  s/Dan R. Lee
                                               ---------------------------------
                                                   Dan R. Lee
                                                   President & CEO
                                                   (principal executive officer)


                                            By:  s/R. G. Wilson
                                               ---------------------------------
                                                   R. G. Wilson
                                                   Chief Financial Officer
                                                   (principal financial officer)