Form 10-Q
period 2001-09-30
ISOLYSER CO INC /GA/
filed 2001-11-07
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended         September 30, 2001      Commission File No.  0-24866


                             ISOLYSER COMPANY, INC.
             (Exact name of Registrant as specified in its charter)


                Georgia                                       58-1746149
    ---------------------------------                  ---------------------
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

Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                      Outstanding at November 6, 2001
------------------------------        -------------------------------
Common Stock, $.001 par value                    41,833,439


                                              ISOLYSER COMPANY, INC.
                                       Condensed Consolidated Balance Sheets
                                                  (in thousands)
                                                                          (unaudited)
                               Assets                                  September 30, 2001      December 31, 2000
                               ------                             -----------------------------------------------
Current assets
        Cash and cash equivalents                                      $           9,353       $         14,379
        Accounts receivable, net                                                  18,820                 12,269
        Inventory, net                                                            26,733                 16,160
        Prepaid expenses and other assets                                          1,062                  1,633
                                                                  -----------------------------------------------
                    Total current assets                                          55,968                 44,441
                                                                  -----------------------------------------------

Property and equipment                                                            22,833                 19,980
        Less accumulated depreciation                                            (14,796)               (12,948)
                                                                  -----------------------------------------------
                    Property and equipment, net                                    8,087                  7,032
                                                                  -----------------------------------------------

Intangible assets, net                                                            26,600                 23,057
Other assets, net                                                                  2,825                  2,439
                                                                  -----------------------------------------------
                    Total assets                                       $          93,480       $         76,969
                                                                  ===============================================

                Liabilities and Shareholders' Equity
                ------------------------------------
Current liabilities
        Accounts payable                                               $           6,118       $          4,035
        Accrued expenses                                                           3,257                  3,260
        Current portion of accrued customer rebates                                  490                    490
        Current portion of long-term debt                                            259                    256
        Current portion of deferred licensing revenue                              1,502                  1,508
        Current portion of product financing agreement                               520                    520
                                                                  -----------------------------------------------
                    Total current liabilities                                     12,146                 10,069
                                                                  -----------------------------------------------

Long-term debt                                                                    13,007                    491
Long-term portion of deferred licensing revenue                                      382                  1,508
Long-term portion of product financing agreement                                      12                    406
Other long-term liabilities                                                        1,276                    897
                                                                  -----------------------------------------------
                    Total liabilities                                             26,823                 13,371
                                                                  -----------------------------------------------

Shareholders' equity
       Common stock                                                                   42                     42
       Additional paid-in capital                                                209,374                208,613
       Accumulated deficit                                                      (140,730)              (143,425)
       Cumulative translation adjustment                                            (207)                  (180)
       Unrealized loss on available for sale securities                             (116)                    --
       Unearned shares restricted to employee stock ownership plan                  (120)                  (120)
                                                                  -----------------------------------------------
                                                                                  68,243                 64,930

Treasury shares, at cost                                                          (1,586)                (1,332)
                                                                     --------------------------------------------
        Total shareholders' equity                                                66,657                 63,598
                                                                     --------------------------------------------
                    Total liabilities and shareholders' equity         $          93,480       $         76,969
                                                                     ============================================

See notes to condensed consolidated financial statements.



                             ISOLYSER COMPANY, INC.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                      (in thousands, except per share data)
                                   (unaudited)

                                               Three months ended      Three months ended    Nine months ended   Nine months ended
                                               September 30, 2001      September 30, 2000   September 30, 2001   September 30, 2000
                                              ---------------------- ---------------------- -------------------- -------------------
Net sales                                      $             21,492   $             13,662   $          58,708     $         40,606
Licensing revenues                                              377                    506               1,133                2,006
                                              ---------------------- ---------------------- -------------------- -------------------
              Net revenues                                   21,869                 14,168              59,841               42,612

Cost of goods sold                                           12,816                  7,982              35,655               23,655
                                              ---------------------- ---------------------- -------------------- -------------------
              Gross profit                                    9,053                  6,186              24,186               18,957

Operating expenses:
    Selling, general and administrative                       6,525                  5,106              18,463               15,423
    Research and development                                    382                  1,016               1,280                2,667
    Amortization of intangibles                                 395                    279               1,093                  838
                                              ---------------------- ---------------------- -------------------- -------------------
              Total operating expenses                        7,302                  6,401              20,836               18,928
                                              ---------------------- ---------------------- -------------------- -------------------

Income (loss) from operations                                 1,751                   (215)              3,350                   29
Interest income                                                  67                    387                 256                  748
Interest expense                                               (251)                   (52)               (594)                (400)
Other income                                                     -                      20                  -                     -
                                              ---------------------- ---------------------- -------------------- -------------------
Income before income tax provision                            1,567                    140               3,012                  377

Income tax provision                                            144                     48                 317                  172
                                              ---------------------- ---------------------- -------------------- -------------------

Net income                                     $              1,423   $                 92   $           2,695    $             205
                                              ====================== ====================== ==================== ===================

Other comprehensive income (loss):
    Foreign currency translation loss                          (104)                   (81)               (235)                (199)
    Unrealized (loss) gain on available
             for sale securities                                (97)                    25                (116)                 369
                                              ---------------------- ---------------------- -------------------- -------------------

Comprehensive income                           $              1,222   $                 36   $           2,344    $             375
                                              ====================== ====================== ==================== ===================

Net income per common share - basic and
    diluted                                    $               0.03   $               0.00   $            0.06    $            0.00
Basic weighted average number of common
    shares outstanding                                       41,724                 41,442              41,605               41,230
                                              ====================== ====================== ====================  ==================

Diluted weighted average number of common
    shares outstanding                                       42,843                 43,141              42,234               44,012
                                              ====================== ====================== ==================== ===================


See notes to condensed consolidated financial statements.


                                               ISOLYSER COMPANY, INC.
                                  Condensed Consolidated Statements of Cash Flows
                                                   (in thousands)
                                                    (unaudited)

                                                                Nine months ended     Nine months ended
                                                                September 30, 2001    September 30, 2000
                                                                ------------------    ------------------

Cash flows from operating activities:
      Net income                                                      $    2,695       $    205

Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
      Depreciation                                                         1,848          1,768
      Amortization of intangibles                                          1,093          1,172
      Provision for doubtful accounts                                         10             90
      Licensing revenues                                                  (1,133)        (2,006)
      Provision for obsolete and slow moving inventory                       177            134
      Changes in assets and liabilities,
        net of effects of acqusitions                                     (8,814)          (734)
                                                                     -------------    ------------
Net cash (used in) provided by operating activities                       (4,124)           702
                                                                     -------------    ------------

Cash flows from investing activities:
      Purchase of and deposits for property and equipment                   (758)          (997)
      Investment in available for sale securities                              -           (249)
      Investment in other securities                                           -            (44)
      Disposition proceeds                                                     -            167
      Acquisitions                                                       (12,315)             -
                                                                     -------------    ------------
Net cash used in investing activities                                    (13,073)        (1,123)
                                                                     -------------    ------------

Cash flows from financing activities:
      Net borrowings under credit agreements                              12,541              -
      Changes in bank overdraft                                             (169)           281
      Net repayments under notes payable                                    (416)        (2,768)
      Proceeds from exercise of stock options                                130          1,507
      Repurchase of treasury stock                                          (254)          (371)
      Proceeds from issuance of common stock                                 366            402
                                                                     -------------    ------------
Net cash provided by (used in) financing activities                       12,198           (949)
                                                                     -------------    ------------
Effect of exchange rate changes on cash                                      (27)          (199)
Net decrease in cash and cash equivalents                                 (5,026)        (1,569)
Cash and cash equivalents at beginning of period                          14,379         17,006
                                                                     -------------    ------------
Cash and cash equivalents at end of period                           $     9,353      $  15,437
                                                                     =============    ============


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

2) Inventories are stated at the lower of cost or market and are summarized as follows:

   (in thousands)              September 30, 2001     December 31, 2000
                               ------------------     -----------------
Raw materials and supplies     $     15,760           $    10,019
Work in process                         386                   984
Finished goods                       12,420                 9,830
                               ---------------        -----------------
                                     28,566                20,833
Reserves for slow moving
  and obsolete inventories           (1,833)               (4,673)
                               ---------------        ------------------
         Inventory, net        $     26,733           $    16,160
                               ===============        =================

     At September 30, 2001 and December 31, 2000, the net OREX inventory was approximately $2.6 million.

3) Effective February 2, 2001, Microtek Medical, Inc. ("Microtek"), a subsidiary of the Company, entered into a definitive agreement to acquire substantially all of the assets of Deka Medical, Inc. ("Deka") for cash. Microtek and Deka manufacture and sell specialty equipment drapes used in various surgical procedures to prevent infection. Concurrently with the signing of the definitive agreement, Microtek acquired Deka's post-surgical clean-up product line. Effective March 2, 2001, Microtek concluded the acquisition by acquiring substantially all of the assets of Deka used in Deka's patient and medical equipment drape product line. The preliminary allocation of the total estimated purchase price of approximately $11.6 million, as adjusted through September 30, 2001 and subject to further adjustment in 2001 until finalized, resulted in an excess of purchase price over the fair value of the net assets acquired (goodwill) of approximately $3.0 million. Such goodwill is being amortized on a straight-line basis over 15 years.

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


                                            Three months ended                        Nine months ended
(in  thousands,  except              September 30,     September 30,        September 30,         September 30,
per share data)                      -------------     -------------        -------------         -------------
                                          2001            2000                  2001                   2000
                                          ----            ----                  ----                   ----
Net revenues                            $21,869         $19,788               $63,591                $60,246
Net income (loss)                         1,423            (652)                2,704                 (2,283)
Net income (loss) per
   Common share - basic
   and diluted                              .03            (.02)                  .06                   (.06)


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

4) The Company maintains a $17.5 million credit agreement (as amended to date, the "Credit Agreement") with The Chase Manhattan Bank (the "Bank"), consisting of a revolving credit facility maturing on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin, as defined, or LIBOR plus an interest margin (5.13% at September 30, 2001). There were no outstanding borrowings under the revolving credit facility at December 31, 2000 and $12.5 million of borrowings at September 30, 2001. Borrowings under the
Credit Agreement are collateralized by the Company's accounts receivable, inventory, equipment, Isolyser's stock of its subsidiaries and certain of the Company's plants and offices. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and earnings, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At September 30, 2001, the Company was in compliance with its financial covenants under the Credit Agreement.

5) Basic per share income is computed using the weighted average number of common shares outstanding for the period. Diluted per share income is computed including the dilutive effect of all contingently issuable shares. The difference between basic and diluted weighted average shares is attributable to
1.1 million and 629,000 dilutive stock options outstanding for the three months and nine months ended September 30, 2001, respectively. There were 1.7 million and 2.8 million dilutive stock options outstanding for the three months and nine months ended September 30, 2000.

6) On February 11, 2000, the Company paid $249,000 for approximately 13.0% interest in Consolidated Ecoprogress Technology, Inc. ("CES"). CES is a Canadian environmental technology company focused on being a leader in developing and selling biodegradable and disposable absorbent products such as diapers, feminine hygiene, adult incontinence and other products. This investment is classified in accordance with Statement of Financial Accounting Standards ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities as available for sale securities and is stated at market value. Any change in market value between periods is included as a component of shareholders' equity. The value of this investment as of September 30, 2001 was $133,000.

7) At December 31, 2000, the Company had restructuring reserves of $4.7 million. Additions to and charges against the reserves totaled $143,000 and $4.7 million, respectively, during the nine months ended September 30, 2001, leaving a balance of $191,000 in the reserves at September 30, 2001. The activity is shown below:


(in thousands)                           December 31,                                            September 30,
                                            2000                                                     2001
Description                                Balance          Additions         Deductions           Balance
-----------                                -------          ---------         ----------           -------

Reserve for obsolete inventory             $  3,477          $      -         $ (3,477)         $       -

Severance and consulting
     arrangements                               885             143               (912)               116

Closed office lease liabilities                 281               -               (281)                 -

Impaired equipment reserve                       75               -                -                   75
                                          ----------        ----------       -----------       -----------
Total                                     $   4,718          $    143         $ (4,670)         $     191
                                          ==========        ==========       ===========       ===========


     Severance benefits for 99 employees totaling $636,000 were accrued at December 31, 2000. Additional severance benefits for 54 employees totaling $143,000 were accrued during the second quarter of 2001. Five of these employees were terminated in 2000 and the remaining 148 have been terminated in 2001. Severance benefits totaling $762,000 were paid to these 153 employees during the nine months ended September 30, 2001. Deductions to the Company's reserve for obsolete inventory represent the non-cash write-off of the inventory and related reserve during the nine months ended September 30, 2001. Deductions to the Company's closed office lease liabilities include the $45,000 cash payment made during the second quarter of 2001 to settle the Company's outstanding lease obligations and the non-cash reversal of the $236,000 remaining obligation subsequent to the settlement.

8) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interest method. SFAS No. 142 requires that, upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and will be implemented by the Company on January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net revenues for the three months ended September 30, 2001 (the "2001 Quarter") were $21.9 million as compared to $14.2 million for the three months ended September 30, 2000 (the "2000 Quarter"), an increase of 54.3%. Net revenues for the nine months ended September 30, 2001 (the "2001 Period") were $59.8 million as compared to $42.6 million for the nine months ended September 30, 2000 (the "2000 Period"), an increase of 40.4%. Excluding licensing revenues, net revenues in the 2001 Quarter were $21.5 million as compared to $13.7 million in the 2000 Quarter, an increase of 57.3%, and net revenues in the 2001 Period were $58.7 million as compared to $40.6 million in the 2000 Period, an increase of 44.6%.

Net revenues from sales of Microtek products (which includes the Company's safety products) were $21.2 million in the 2001 Quarter as compared to $13.2 million in the 2000 Quarter, an increase of 60.3%. Net revenues from sales of Microtek products were $58.1 million in the 2001 Period as compared to $39.1 million in the 2000 Period, an increase of 48.4%. The increases primarily result from the Deka acquisition which was completed in March 2001. Domestic core revenues in 2001, excluding the effect of the Deka acquisition, also increased over prior periods. International revenues, which had weakened earlier in the year, improved during the 2001 Quarter. Sales of the Company's safety products increased 3.9% from $2.0 million in the 2000 Quarter to $2.1 million in the 2001 Quarter and 4.5% from $5.9 million in the 2000 Period to $6.2 million in the 2001 Period. The Company expects that the Deka acquisition will contribute approximately $20 million in sales revenue during 2001, including increased revenues recorded for the 2001 Period.

Net revenues of OREX Technologies International ("OTI") in the 2001 Quarter and 2001 Period were $631,000 and $1.6 million, respectively, as compared to $909,000 and $3.3 million in the 2000 Quarter and 2000 Period, respectively. Licensing revenues in the 2001 Quarter and 2001 Period decreased $129,000 and $873,000 from the 2000 Quarter and 2000 Period, respectively, due to the settlement with Allegiance Healthcare that was recorded in 2000 and described in the Annual Report. Additionally, OTI's product sales in the 2001 Quarter and 2001 Period decreased by $148,000 and $824,000 from the 2000 Quarter and 2000 Period, respectively, reflecting in part the Company's increased focus on the profitable Microtek business. During the third quarter, the Company decided to indefinitely cease further efforts to commercialize the OREX technology in healthcare markets. OTI continues with its product development program for OREX in the nuclear market. The Company's OTI business is subject to various risks described under "Risk Factors" in the Company's Annual Report.

Gross profit for the 2001 Quarter was $9.1 million, or 41.4% of net revenues, as compared to $6.2 million, or 43.7% of revenues, in the 2000 Quarter. Gross profit for the 2001 Period was $24.2 million, or 40.4% of net revenues, as compared to $19.0 million, or 44.5% of revenues, in the 2000 period. The decreases in gross profit margin in the 2001 Quarter and 2001 Period are attributable to the costs associated with integrating the Deka operations and transitioning Microtek's former Mexico operations to the Dominican Republic. Additionally, changes in the mix of Microtek's sales during the 2001 Quarter and 2001 Period, including higher net revenues from Deka's OEM businesses which have slightly dilutive margins, contributed to the overall declines noted in gross profit margin. With the completion of the Deka integration and Mexico transition, the Company expects to see improvement in gross margins. Microtek's gross profit in the 2001 Quarter was $8.6 million or 40.7% of net revenues as compared to $5.7 million or 43.2% of net revenues in the 2000 Quarter.

Microtek's gross profit in the 2001 Period was $23.0 million or 39.7% of net revenues as compared to $17.0 million or 43.4% of net revenues in the 2000 Period. Contributing to the overall decline in gross margin, OTI's gross profit decreased $75,000 in the 2001 Quarter and $883,000 in the 2001 Period as compared to the corresponding periods of 2000, primarily due to lower licensing revenues resulting from the settlement with Allegiance Healthcare referred to in the preceding paragraph.

Selling, general and administrative expenses were $6.5 million, or 29.8% of net revenues, in the 2001 Quarter, as compared to $5.1 million, or 36.0% of net revenues, in the 2000 Quarter. Selling, general and administrative expenses were $18.5 million, or 30.9% of net revenues, in the 2001 Period, as compared to $15.4 million, or 36.2% of net revenues, in the 2000 Period. The overall increase in the absolute dollar amount of selling, general and administrative expenses was due in part to the Deka acquisition and increases in variable selling costs resulting from increased net revenues in the 2001 Quarter and 2001 Period. The improvements in selling, general and administrative expenses as a percentage of net revenues in the 2001 Quarter and 2001 Period are the result of cost control and expense reduction efforts begun in the fourth quarter of 2000 and increased revenues.

Research and development expenses in the 2001 Quarter and 2001 Period decreased by $634,000 or 62.5% and $1.4 million or 52.0% from the 2000 Quarter and 2000 Period, respectively. These decreases are primarily a result of reduced development costs, reflecting the Company's objective to more narrowly focus its resources on new market opportunities.

Amortization  of  intangible  assets was  $395,000 in the 2001  Quarter and $1.1 million in the 2001 Period, reflecting increases of $116,000 from the 2000 Quarter and $255,000 from the 2000 Period. These increases result from the effect of amortization of intangible assets acquired in the Deka and MICROBasix acquisitions that were completed in the 2001 Period, partially offset by lower amortization expense in the 2001 Quarter and 2001 Period for intangible assets which were fully amortized during 2000.

Interest expense, net of interest income, was $184,000 in the 2001 Quarter as compared to interest income, net of interest expense, of $335,000 in the 2000
Quarter. Interest expense, net of interest income, was $338,000 in the 2001 Period as compared to interest income, net of interest expense, of $348,000 in the 2000 Period. These increases in net interest expense are the result of higher interest expense in the 2001 Quarter and 2001 Period and lower interest income on cash and cash equivalents which are attributable to borrowings on the Company's line of credit facility in the 2001 Period and lower cash balances as a result of recent acquisitions.

The provision for income taxes reflects expenses of $144,000 and $317,000 in the 2001 Quarter and 2001 Period, respectively. These provisions reflect an increase in income taxes from the 2000 Quarter and the 2000 Period of $96,000 and $145,000, respectively. Due to the Company's federal net operating loss carryforwards, the Company's income tax provision in 2001 results primarily from state and foreign taxes.

The resulting net income of $1.4 million, or $0.03 per basic and diluted share, in the 2001 Quarter compares favorably to net income of $92,000 recorded in the 2000 Quarter. Net income for the 2001 Period of $2.7 million, or $.06 per basic and diluted share, compares favorably to net income of $205,000 recorded in the 2000 Period.

The notes to the Company's condensed consolidated financial statements include unaudited pro forma financial data as if the Deka and MICROBasix acquisitions had been completed on January 1, 2000, rather than in February and March 2001, as actually occurred. The pro forma adjustments to net revenues reflect Deka's historical net revenues of $5.6 million for the 2000 Quarter, $3.8 million for the portion of the 2001 Period during which Deka's results are not included in the Company's results, and $17.6 million for the 2000 Period. The pro forma decreases in profitability in the 2000 Quarter and 2000 Period primarily result from historically inefficient manufacturing processes and product mix at Deka. The pro forma increase in profitability in the 2001 Period is primarily attributable to relative reduction in sales of lower margin products by Deka. The Company expects that efficiencies resulting from adding the Deka product lines to Microtek's existing infrastructure and other initiatives will improve margins on Deka products to approximate the considerably higher margins achieved by Microtek on comparable products sold by Microtek.

Liquidity and Capital Resources

As of September 30, 2001 the Company's cash and cash equivalents totaled $9.4 million as compared to $14.4 million at December 31, 2000.

During the 2001 Period, the Company used $4.1 million in operating activities as compared to the cash provided by operating activities of $702,000 in the 2000 Period. The increase cash used in operating activities is attributable to the Company's expanded operations resulting from the Deka acquisition, particularly in accounts receivable and inventories. Cash used in operating activities in the 2001 Period included payments to Thantex of $394,000 under the product financing agreement described in the Company's Annual Report. Payments to Thantex under this product financing agreement totaled $384,000 in the 2000 Period. The Company has a remaining payment obligation of $532,000 payable through August, 2002 under this product financing agreement. Cash used in investing activities in the 2001 Period was $13.1 million, as compared to $1.1 million in the 2000 Period. Investing activities in the 2001 Period included the Deka and MICROBasix acquisitions which consumed approximately $12.3 million in cash and purchases of property and equipment of $758,000. Investing activities in the 2000 Period included $249,000 for the Company's interest in Consolidated Ecoprogress Technology, Inc. and purchases of property and equipment of $997,000. During the 2001 Period, cash provided by financing activities was $12.2 million as compared to cash used in financing activities of $949,000 in the 2000 Period. Borrowings under the Company's Credit Agreement provided $12.5 million in the 2001 Period. Repayments under notes payable agreements in the 2000 Period of $2.8 million were partially offset by the proceeds from the exercise of stock options of $1.5 during the 2000 Period.

The Company maintains a $17.5 million credit agreement (as amended to date, the "Credit Agreement") with the Chase Manhattan Bank (the "Bank"), consisting of a revolving credit facility maturing on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. As of November 6, 2001, current borrowing availability under the revolving facility was $14.5 million, of which the Company had borrowed $11.5 million. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin, as defined, or LIBOR plus an interest margin (5.13% at November 6, 2001). There were no outstanding borrowings under the revolving credit facility at December 31, 2000 and $12.5 million of borrowings at September 30, 2001. At September 30, 2001, the Company was in compliance with its financial covenants under the Credit Agreement.

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

Newly Issued Accounting Standards. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interest method. SFAS No. 142 requires that, upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and will be implemented by the Company on January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company's greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At September 30, 2001, the Company had $13.3 million long-term or short-term debt bearing interest at floating rates. Because these rates are variable, an increase in interest rates would result in additional interest expense and a reduction in interest rates would result in reduced interest expense.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2001.


                                        ISOLYSER COMPANY, INC.



                                           By: s/Dan R. Lee
                                               ---------------------------------
                                               Dan R. Lee
                                               President & CEO
                                               (principal executive officer)


                                           By: s/R. G. Wilson
                                               --------------------------------
                                               R. G. Wilson
                                               Chief Financial Officer
                                               (principal financial officer)

1408788