Form 10-K
period 2001-12-31
ISOLYSER CO INC /GA/
filed 2002-03-29
CIK 929299

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 2001      Commission File Number: 0-24866
                          -----------------                              -------

                             ISOLYSER COMPANY, INC.
                             ----------------------
             (Exact Name of registrant as specified in its charter)

            GEORGIA                                       58-1746149
------------------------------------        ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1850-E BEAVER RIDGE CIRCLE
NORCROSS, GEORGIA                                            30071
---------------------------------------     ------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by nonaffiliates of the registrant based on the sale trade price of the common stock as reported on The Nasdaq Stock Market on March 15, 2002, was approximately $116.4 million. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

At March 15, 2002, there were outstanding 42,225,382 shares of the registrant's common stock, $.001 par value per share.

Documents incorporated by reference: Certain exhibits provided in Part IV are incorporated by reference from the Company's Registration Statements on Form S-1 (File Nos. 33-83474 and 33-97086), Registration Statement on Form S-8 (File Nos. 33-85668), annual reports on Form 10-K for the periods ended December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 2000, quarterly report on Form 10-Q for the period ended June 30, 2001, Schedule 14A filed on April 14, 1999, and current reports on Form 8-K dated June 4, 1996, December 19, 1996, June 29, 1999 and July 12, 1999.

         Note: The discussions in this Form 10-K contain forward-looking
         ----
statements that involve risks and uncertainties. The actual results of Isolyser Company, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business", particularly "Business - Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 2002 and beyond to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Business - Risk Factors" in this Form 10-K.

                                     PART I.

ITEM 1.    BUSINESS

General

         Isolyser Company, Inc. ("Isolyser" or the "Company") currently has two primary operating units. Microtek Medical, Inc. ("Microtek"), an Isolyser subsidiary, is the centerpiece of Isolyser's infection control business serving the healthcare industry. OREX Technologies International ("OTI"), a division of Isolyser, focuses on the commercialization of Isolyser's disposal technologies.

         Microtek, a market leading healthcare company within its area of focus, manufactures and sells infection control products such as equipment drapes and patient drapes primarily for use in operating rooms and outpatient surgical centers.

         OTI seeks to develop and commercialize contamination control materials and products coupled with engineered systems for the treatment and disposal of those materials and products using proprietary technology and know-how. While OTI has in the past sought to develop and commercialize such products for healthcare applications, OTI currently focuses primarily on seeking to commercialize its degradable OREXTM products and technology for disposing of such products in the nuclear power generating industry.

Business Strategy

         The Company intends to improve its operating results through the following strategies:

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

         Commercializing OREX Degradables. The Company seeks to commercialize its OREX Degradable products by improving the product to better satisfy customer needs and provide added value. The Company seeks to achieve these goals through offering materials with superior product performance and contamination control characteristics, while reducing material costs on a life cycle basis from materials purchasing through disposal, and accomplishing the foregoing in an ecologically beneficial way. Through OTI, the Company currently focuses primarily on the nuclear power industry in seeking to commercialize its OREX Degradable products. There can be no assurance that OREX Degradables will achieve or maintain substantial acceptance in their target markets. See "Risk Factors - History of Net Losses" and "-OREX Commercialization Risks".

         Reduction of Costs. The Company has implemented a program to reduce its costs and thereby increase its net income through manufacturing, corporate overhead and OTI's operating expense reductions.

Products and Markets

         Infection Control Products

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

         Microtek's products consist primarily of the following:

         Equipment Drapes. Microtek's line of equipment drapes consists of more than 1,500 specially designed drapes for use in draping operating room equipment during surgical procedures. This equipment includes, for example, microscopes, ultrasound probes, endoscopic video cameras, x-ray cassettes, imaging equipment, lasers and handles attached to surgical lights. In addition to reducing the risk of cross-infection, these products increase operating room efficiency by reducing the need to sterilize equipment between procedures. These disposable sterile products are generally made from plastic film containing features designed for the operating room environment, such as low glare and anti-static features.

         Patient Drapes. Microtek manufactures and sells both non-woven and plastic patient drapes. Microtek's non-woven patient drapes are limited to specialty patient drapes with various enhancements, such as fluid collection pouches, incise and unique procedure-specific designs. Fox example, angiography drapes are specially designed patient drapes used in angiography procedures. Microtek acquired its line of angiography drapes as a result of the acquisition by Microtek from Deka Medical, Inc. ("Deka") of substantially all of the assets of Deka.

         Safety Products. Microtek manufactures and sells a leading line of encapsulation products for the management of potentially infectious and hazardous waste. The primary component of this product line, called Liquid Treatment System or LTS, is a super-absorbent powder which converts potentially infectious liquid waste to a solid form. LTS is typically added to a suction canister or other fluid collection device in which fluids are collected during surgery or in wound drainage after surgery to solidify such fluids, thereby facilitating handling, transportation and disposal. The Company's LTS Products are sold in two forms, Isosorb, which solidifies liquid waste without any germicidal component, and LTS-Plus, which is registered with the Environmental Protection Administration (EPA) as a medical waste treatment product. This registration adds the extra benefit to the end-user of being able to dispose of LTS-Plus treated waste directly in a landfill, where local regulation permits. See "-Government Regulation".

         Other Products. Other products manufactured and sold by Microtek include its Venodyne pneumatic pumps and disposable compression sleeves used in reducing deep vein thrombosis, decanters used for sterile transfer of fluids, specially designed disposable pouches or fluid-control products which are attached to patient drapes to collect fluids, wound evacuation products, and kits to facilitate cleanup of operating rooms after use called CleanOp products.

         In first quarter 2001, Microtek acquired substantially all of the assets of Deka used in Deka's drape and CleanOp product lines. These products are highly compatible with Microtek's product lines. The Company believes this transaction will benefit the Company by leveraging Deka's revenues on the existing manufacturing and selling infrastructure in place at Microtek, improving the diversification of Microtek's customer base and product line, and adding experienced management to Microtek's existing personnel.

         Equipment and patient drapes generated 60.6 percent of Isolyser's revenues in 2001 as compared to 56.4 percent in 2000 and 55.7 percent in 1999. Venodyne product revenues represented 6.2 percent, 10.2 percent and 9.4 percent of Isolyser's revenues in 2001, 2000 and 1999, respectively. Safety product revenues were 9.6 percent, 14.1 percent and 13.9 percent of Isolyser's revenues in 2001, 2000 and 1999, respectively. Export sales by Microtek during 1999, 2000 and 2001 were $6.8 million, $5.7 million and $9.9 million, respectively.

         OREX Degradables

         OREX Degradables are a combination of materials and products that provide protection to people and the environment while providing cost effective solutions to the problems associated with solid waste reduction and disposal. These materials and products may include woven and nonwoven fabrics; resin; film and hard plastics and extruded products. OREX Degradables perform like traditional disposable and reusable products; however, unlike traditional products, OREX Degradables can be degraded or dissolved in hot water in a specially designed OREX Processor after use for disposal through the municipal sewer system or other specialty engineered treatment and disposal systems. See "Risk Factors - History of Net Losses", "-OREX Commercialization Risks", "- OREX Manufacturing and Supply Risks" and "- OTI Regulatory Risks".

         Due to a number of factors including the Company's program to reduce its costs, the Company is currently focused through its OTI division in commercializing its OREX Degradable products and processing technology primarily in nuclear power markets. OTI's nuclear products consist of protective clothing products such as coveralls, hoods and booties, and are marketed in two forms. One form is designed for single use and the other form may be laundered for a limited number of repeat uses. These products are used in the nuclear power industry to help protect people from radioactive contamination, primarily in connection with periodic maintenance and re-fueling of nuclear power systems. As a part of such use, the products may become contaminated. As a result, such products are required to be treated after use as low-level radioactive materials and thereby become subject to regulations addressing the manner in which they are processed and disposed. During 2001, OTI acquired a processing system called MICROBasix which may be used to process OREX products. The MICROBasix processing system substantially reduces the volume of OREX products, separates radioactive contaminants and facilitates the disposal of processed by-product material. While the Company has received favorable responses from large nuclear power facilities using the Company's products, no significant sales have been made to date by OTI in the nuclear power industry.

         During 2001, OTI entered into a service, marketing and processing alliance with Eastern Technologies, Inc. (ETI), a small, privately held enterprise providing protective clothing and laundering services to the nuclear power industry. Under this relationship, ETI's Alabama facility has become the site for a centralized MICROBasix processor facility. ETI has agreed to pay OTI a percentage of the price charged by ETI to its customers for processing services. Subject to certain conditions, ETI maintains exclusive rights to process the OREX materials in the United States and Canada through December 31, 2004. Under a License and Supply Agreement between OTI and ETI, ETI serves as a nonexclusive distributor of single use OREX products to the nuclear power industry and serves as the exclusive co-marketer with OTI of OREX LaunderablesTM through December 31, 2004. Under the License and Supply Agreement, ETI has agreed to pay OTI a fixed price for the supply of the single use and launderable OREX products and a royalty on the launderable products equal to a percentage of the single use fees charged by ETI for the supply of launderable products its customers.

         Prior to 2001, the Company was focusing on delivering OREX Degradables to the healthcare industry. In 1999, Isolyser granted to Allegiance Healthcare Corporation an exclusive worldwide license to manufacture, use and sell products made with Isolyser's proprietary degradable materials for use in healthcare applications. During 2001, the Company and Allegiance Healthcare mutually agreed to discontinue commercialization efforts in the healthcare market. If at any time until April 11, 2003, OTI determines that a change in circumstances makes it advisable to reintroduce degradable products to the healthcare marketplace, the Company has agreed to offer Allegiance Healthcare the opportunity to enter into a new agreement with the Company on terms at least as favorable as those contained in the Company's previous license to Allegiance Healthcare. See "Risk Factors - Reduced OREX Market Potential".

         Management has not been satisfied with the Company's performance to date in manufacturing and selling OREX Degradables. In particular, the Company has failed to achieve profitable margins on sales of OREX products. Accordingly, for the past several years the Company has sought to improve its operating results by, among other things, reducing its marketing efforts directed towards the sale of OREX Degradables, divesting itself of underperforming assets, reducing the amount of its debt, and forming the OTI business unit to provide increased focus on OREX commercial development. As a result of the Company's sale of its selling, marketing and manufacturing facilities previously used for OREX products, OTI now engages in the strategy of relying upon third parties for such selling, marketing and manufacturing functions. See "- Marketing and Distribution", "- Manufacturing and Supplies", "Risk Factors - History of Net Losses", "-OREX Commercialization Risks" and "-OREX Manufacturing and Supply Risks".

Marketing and Distribution

         Substantially all of the Company's sales in 2001 were made to the healthcare market.

         As of December 31, 2001, the Company's marketing and sales force consisted of 28 sales representatives, 20 of whom are employed by the Company and eight of whom are independent representatives; three field sales managers; one home office sales manager; five marketing managers and 25 persons in customer support. This marketing and sales force represents the Company's infection control products and does not market or sell the Company's OREX products and services.

         The Company is dependent upon a few large distributors for the distribution of its products. The Company's top three customers accounted for approximately 35% of the Company's total revenues during 2001. Of these customers, Allegiance Healthcare and Maxxim Medical, Inc. accounted for approximately 16.6% and 10.6%, respectively, of the Company's total sales during 2001. Because distribution of medical products is heavily dependent upon large distributors, the Company anticipates that it will remain dependent upon these customers and others for the distribution of its products. If the efforts of the Company's distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company's products, the Company's sales may be materially adversely affected. See "Risk Factors - Reliance Upon Distributors".

         The Company sells its infection control products domestically through two channels or customer categories. The Company sells its products bearing the Microtek brand directly to hospitals and through large distributors. Microtek also sells non-branded products (sometimes called OEM products) to custom procedure tray companies and equipment manufacturers for which Microtek manufactures equipment drapes.

         The Company's total export sales during 1999, 2000 and 2001 were $7.0 million, $5.7 million and $9.9 million, respectively. Outside the United States, the Company markets its products principally through a network of approximately 185 different dealers and distributors. As of December 31, 2001, the Company also had three sales representatives operating in international markets, and maintains an office and warehouse distribution center near Manchester, England.

Manufacturing and Supplies

         The Company manufactures its infection control products at its facilities in Columbus, Mississippi, Tyler, Texas, Athens, Texas and the Dominican Republic. The Company utilizes a facility in Jacksonville, Florida as a distribution point for the receipt and shipment of product and for light manufacturing. The Company also maintains a distribution facility near Manchester, England, and a small facility in Waynesville, North Carolina used to manufacture prototypes of surgical drapes. Through the Company's relationship with Global Resources, Inc., the Company uses contract manufacturers in China for certain of its infection control products when advantageous.

         OREX is manufactured from a family of organic polymers that dissolve or disperse in hot water and degrade in the wastewater system or in custom designed OREX processing equipment. Woven and nonwoven products are manufactured using PVA-based polymer chemistry. PVA is a safe material used widely in a variety of consumer products such as eye drops, cosmetics and cold capsules. The Company has more recently begun to develop and commercialize the use of a second generation polymer system known as its Novel Degradable Polymer or NDP-system. This system is currently being developed for the manufacture of OREX Degradables film, composites of film with nonwoven fabric, and extruded, thermoformed or injection molded solid plastic items. This NDP family of polymers disperses and then degrades in a processing step which is initiated by the action of hot water at an elevated pH. The Company currently obtains its PVA raw materials from various foreign suppliers. Risks exist in obtaining the quality and quantity of PVA at a price that will allow the Company to be competitive with manufacturers of conventional disposable and reusable products. Prevailing prices of PVA have adversely affected the Company's manufacturing costs for its OREX products. See "Risk Factors - Manufacturing and Supply Risks".

         In 1998, the Company sold 4.5 million pounds of excess PVA fiber at a price of $.45 per pound under an agreement pursuant to which the Company agreed to repurchase 2.6 million pounds of such fiber (either as fiber or converted goods) over a four year period expiring in August, 2002 at a cost of $.80 per pound of fiber. Through 2001, the Company has paid $1.7 million for such fiber.

         The Company has developed and begun sourcing OREX materials using the hydroentangled method of nonwoven roll-good material manufacturing. Through these roll-good material development and manufacturing efforts, both domestic and internationally, the Company seeks to reduce the cost of producing OREX non-woven products while simultaneously improving the quality of these products. The Company currently sources all of these roll goods from outside the United States. The Company has initially relied on manufacturers in China for its nonwoven materials and is seeking to reduce its supply risks by sourcing such materials from manufacturers in other locations. For example, the Company has recently begun to have manufacturers located in Israel and North America supply nonwoven materials. The Company relies to a significant extent on manufacturers located in China to convert roll goods into finished products for sale by the Company.

         The Company now relies exclusively on domestic and foreign independent manufacturers to supply OREX products to the Company's customers. The Company uses contractors in the People's Republic of China to manufacture spunlaced OREX fabric. The Company's requirements (which to date have been modest) for OREX film products are currently being supplied by a contract manufacturer. See "Risk Factors - OREX Manufacturing and Supply Risks".

Order Backlog

         At December 31, 2001, the Company's order backlog totaled approximately $1.2 million compared to approximately $473,000 (in each case net of any cancellations) at December 31, 2000. All backlog orders at December 31, 2001 are expected to be filled prior to year end 2002. Microtek typically sells its products pursuant to written purchase orders which generally may be canceled without penalty prior to shipment of the product. Accordingly, the Company does not believe that the level of backlog orders at any date is material or indicative of future results.

Technology and Intellectual Property

         The Company seeks to protect its technology by, among other means, obtaining patents and filing patent applications for technology and products that it considers important to its business. The Company also relies upon trade secrets, technical know-how and innovation and market penetration to develop and maintain its competitive position.

         Isolyser holds numerous patents issued by the United States Patent and Trademark Office relating to several aspects of its OREX line of products, including several patents concerning methods of manufacture, methods of use, methods of disposal, and patents covering several of the OREX products themselves. Specifically, the Company currently holds: (1) U.S. Patent No. 5,661,217, issued in 1997, which covers a method of forming molded packaging and utensils from OREX materials and methods of forming OREX brand films into a packaging, drape, cover, overwrap, gown, head cover, face mask, shoe cover, CSR wrap, tape, underpad or diaper; (2) US Patent 5,871,679, issued in February, 1999, and which covers methods for producing OREX Degradables that are configured into thermoplastic films and fabrics; (3) U.S. Patent No. 6,048,410, issued in 2000, which covers a method of disposing PVA garments, linens, drapes and towels; (4) U.S. Patent No. 5,181,967, issued in 1993 and successfully reissued (RE 36399) in 1999, and which covers a method of disposing particular OREX materials utensils such as procedure trays, laboratory ware, and patient care items; (5) U.S. Patent No. 5,985,443, issued November, 1999, and which covers the methods of disposing a mop head; (6) U.S. Patent No. 5,885,907, issued in March, 1999, and covers particular OREX materials configured into a towel, sponge, or gauze; (7) US Patent 5,650,219, which was issued in 1997 and covers methods of disposing particular OREX materials configured into garments, linens, drapes, and towels; (8) U.S. Patent No. 5,207,837, issued in 1993 and successfully reexamined (B1 5,207,834) by the U.S. Patent Office in 1996, which covers methods of disposing OREX materials that are configured into a drape, towel, cover, overwrap, gown, head cover, face mask, shoe covering, sponge, dressing, tape, underpad, diaper, wash cloth, sheet, pillow cover, or napkin;
(9) U.S. Patent No. 5,181,966, issued in 1993 and successfully reexamined (B1 5,181,966) in 1996, and which covers methods of disposing OREX materials configured into packaging materials; (10) U.S. Patent No. 5,268,222, issued in 1993 and covers composite fabrics made with an OREX materials; (11) U.S. Patent No. 5,620,786, issued in 1997 and covering particular OREX materials that are configured into towels, sponges or gauze; (12) U.S. Patent Nos. 5,470,653 and 5,707,731, issued in 1995 and 1998 respectively, and which cover disposable mop heads made from OREX materials; (13) U.S. Patent No. 5,891,812, issued in April of 1999, and covering liquid absorbable non-permeable fabrics, and methods of making, using and disposing thereof; and (14) U.S. Patent No. 5,972,039, issued October, 1999, covering methods for enhancing the absorbency and hand feel of OREX brand fabrics.

         The Company also holds several United States Patents relating to various other technologies, including its Sharps Management System or SMS line of infectious waste containment systems and its LTS line of closure delivery systems, including unique absorbent compositions for use therein.

         The Company currently has several applications that are pending before the U.S. Patent and Trademark Office which relate to OREX brand products including such products used in nuclear and industrial application. Specifically, those applications concern (i) filteration media, (ii) single use and limited reuse protection clothing and equipment, (iii) finishing formulations for OREX materials, (iv) disposal process and processor design for nuclear contaminated waste, (v) a method of absorbing hydrocarbons with OREX materials and fabrics, (vi) PVA fabric that is made from the spunlace process, including PVA spunlaced fabrics that are configured into surgical gowns, drapes, and industrial wipes, (vii) wipes made from any PVA wipes, (viii) equipment covers made from OREX, and (ix) PVA fabrics that are coated on both sides for limited repellency. Additionally, the Company also has a pending application relating to its MicroBasix processing technology, including: (i) methods for the treatment of waste streams, and (ii) methods for obtaining volume reduction of wastes. The Company is not aware of any facts at this time that would indicate that patents sought by these applications would not be issued; however, no assurances can be provided that patents will issue from these applications. See "Risk Factors - Risks Affecting Protection of Technologies."

         The Company's current U.S. patent holdings will expire between the years 2007 and 2020. The Company also typically files for foreign counterpart patents on those technologies that the Company considers to be material to its business.

         No assurance can be given that the various components of the Company's technology protection arrangements utilized by the Company to protect its technologies, including its patents, will be successful in preventing others from making products competitive with those offered by the Company, including OREX. See "Risk Factors - Risks Affecting Protection of Technologies".

         The Company has registered as trademarks with the U.S. Patent and Trademark Office "Isolyser", "LTS", "SMS" and "Enviroguard" in the U.S. Patent and Trademark Office. The Company has filed U.S. applications to register various marks it uses in its business seeking to commercialize its OREX products and services in the nuclear power generating industry. Trademark registrations for "Isolyser", "OREX" and "LTS" have also been granted in various foreign countries. Microtek maintains registrations of various trademarks that the Company believes are recognized within their principal markets.

Competition

         The markets in which the Company competes are characterized by competition on the basis of quality, price, product design and function, environmental impact, distribution arrangements, service, customer relationship, and convenience. Many of the Company's competitors have significantly greater resources than the Company. See "Risk Factors - Competition" and "-Low Barriers to Entry for Competitive Products".

         Competition for the Company's safety products includes conventional methods of handling and disposing of medical waste. Contract waste handlers are competitors which charge premium rates to remove potentially infectious and hazardous waste and transport it to an incineration or autoclaving site. Many hospitals utilize their own incinerators to dispose of this waste. In addition, systems are available that hospitals can purchase for grinding and chemically disinfecting medical waste at a central location. The Company is aware of a variety of absorber products that are directly competitive with the Company's LTS products.

         Although the Company is not aware of any products currently available in the market place which provide the same disposal and degradable benefits as OREX Degradables, these products compete with traditional disposable and reusable products currently marketed and sold by many companies. These competitors have in many instances followed strategies of aggressively marketing products competitive with OREX Degradables to buying groups resulting in increasing cost pressures. These factors have adversely affected the Company's ability to adjust its prices for its OREX products to take into account disposal cost savings provided by these products, and have adversely affected the

Company's ability to successfully penetrate potential customer accounts. See "Risk Factors - OREX Commercialization Risks" and "- Competition".

Government Regulation

         The Company is subject to a number of federal, state and local regulatory requirements which govern the marketing of the Company's products and the use, treatment and disposal of these products utilized in the patient care process. In addition, various foreign countries in which the Company's products are currently being distributed or may be distributed in the future impose regulatory requirements. See "Risk Factors - Microtek Regulatory Risks" and "-OTI Regulatory Risks".

         The Company's traditional medical products (including, for example, equipment drapes) and SMS products are regulated by the FDA under medical device provisions of the Federal Food, Drug and Cosmetic Act (the "FDCA"). FDA regulations classify medical devices into one of three classes, each involving an increasing degree of regulatory control from Class I through Class III products. Medical devices in these categories are subject to regulations which require, among other things, pre-market notifications or approvals, and adherence to good manufacturing practices, labeling, record-keeping and registration requirements. Patient care devices which the Company currently markets are classified as Class I or Class II devices subject to existing 510(k) clearances which the Company believes satisfy FDA pre-market notification requirements. There can be no assurances as to when, or if, other such 510(k) clearances necessary for the Company to market products developed by it in the future will be issued by the FDA. The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, issue stop sale orders, seize non-complying medical devices, enjoin violations, impose civil and criminal penalties and criminally prosecute violators.

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

         Under the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), any product which claims to kill microorganisms through chemical action must be registered with the EPA. Any product that makes a claim that it kills microorganisms exclusively via a physical or mechanical means is regulated as a physical "device" under FIFRA. Pesticide devices do not require EPA registration, but are subject to some requirements, including labeling and record keeping. FIFRA affects primarily the Company's fluid encapsulation and infectious waste treatment products including LTS-Plus, treatment for encapsulation and disinfection of suction canister waste, and SMS. LTS-Plus is registered with the EPA as a chemical device and SMS is registered as a physical device under FIFRA. LTS-Plus replaced the Company's fluid encapsulation product LTS in April 2001. In 1998, the EPA announced its position that FIFRA required that products, such as LTS, which hold state approvals related to anti-microbial efficacy, such as state approval for landfill of LTS-treated waste, impliedly make claims about killing microorganisms which necessitate registration under FIFRA. LTS was not registered with the EPA. Since 1998 the Company has marketed LTS in a manner in which the Company believed complied with FIFRA by not making claims in product labeling or marketing that LTS treats or disinfects medical waste or kills microorganisms. The Company discontinued the sale of LTS in

April 2001 when it was replaced with LTS-Plus. See "Risk Factors - Microtek Regulatory Risks" and "- Reliance Upon Distributors".

         State and local regulations of the Company's products and services are highly variable. Individual state registration of LTS-Plus is required for just over half of the states in the United States as a condition to landfill of treated suction canisters. The rules for disinfecting infectious waste are being revised on a National Standard. The outcome of the National Standard will play a very important part in the life of LTS-Plus. In 1997, as a result of a review of an existing approval in California for the landfilling in California of waste treated by LTS, California authorities revoked such approval and have also not given approval for the use of LTS-Plus. While LTS offers benefits unrelated to landfilling, such action has adversely affected the Company's ability to sell LTS-Plus. The Company is continuing the process of obtaining from the various states approval to landfill waste treated by LTS- Plus, and has obtained such approval from several states not including California. No assurances can be provided that the prior regulatory actions or pending regulatory reviews will not continue to have an adverse effect upon the sales of the Company's sanitizing liquid absorbent products. See "Risk Factors - Microtek Regulatory Risks".

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

         As the Company seeks to introduce its OREX products to industries other than healthcare, the Company will be required to satisfy any applicable regulatory requirements within such industries for the disposal of contaminated OREX products. The processing of OREX materials contaminated with nuclear outfall is classified as hazardous which creates significant engineering challenges. During 2001 the Company acquired the MICROBasix processor and related technology to address the engineering challenges associated with the disposal of OREX materials contaminated with nuclear outfall. The operation of such processor and the disposal of residual by-products resulting from such operation are subject to governmental regulation. The Company relies upon the party (namely, ETI) with which it has contracted to process OREX in order to comply with such governmental regulations. As the Company and ETI begin processing of OREX on a commercial scale, additional challenges may arise as a part of the Company's efforts to commercialize these products and technologies.

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

Employees

         As of December 31, 2001, the Company employed 1,584 full-time employees, eight part-time employees and eight people as independent contractors. Of these, 70 were employed in marketing, sales and customer support, 1,348 in manufacturing, 16 in research and development, and 158 in administrative positions. The Company believes its relationship with its employees is good.

Insurance

         The Company maintains commercial general liability insurance which provides coverage with respect to product liability claims. The manufacture and sale of the Company's products entail an inherent risk of liability. The Company believes that its insurance is adequate in amount and coverage. There can be no assurance that any future claims will not exceed applicable insurance coverage. Furthermore, no assurance can be given that such liability insurance will be available at a reasonable cost or that the Company will be able to maintain adequate levels of liability insurance in the future. In the event that claims in excess of these coverage amounts are incurred, they could have a material adverse effect on the financial condition or results of operations of the Company.

Environmental Matters

         The Company is not a party to any material environmental regulation proceedings alleging that the Company has unlawfully discharged materials into the environment. The Company does not anticipate the need for any material capital expenditures for environmental control facilities during the next 18 to 24 months.

Risk Factors

         Risks Affecting Microtek and OTI.

         History of Net Losses. While the Company reported net income for the years ended December 31, 2001 and 1999, the Company has a history of operating at a net loss. For the year ended December 31, 2000 and for each of the five years ended December 31, 1998, the Company incurred net losses. The Company attributes such operating performance in significant part to a failed strategy to commercialize its OREX Degradables products. The Company has significantly changed its business strategies, including a substantial reduction of its emphasis on its OREX Degradables business. Past operating failures may adversely the impact of the valuation of the Company's common stock and the Company's ability to successfully implement its other business strategies.

         Reliance Upon Microtek. Of the Company's $81.0 million in net revenues for the year ended December 31, 2001, $78.6 million or 97.1% were comprised of Microtek's net revenues. OTI contributed $2.2 million of the Company's 2001 net revenues. Of such amount, $1.5 million represented the non-cash amortization of deferred licensing revenues resulting from the 1999 license and supply agreement which the Company entered into with Allegiance Healthcare to market OREX Degradables products and healthcare markets. These non-cash revenues will cease to accrue in the fourth quarter of 2002, and the Company has ceased its business operations to commercialize OREX Degradables products in healthcare markets.

         Competition. There are many companies engaged in the development, manufacturing and marketing of products and technologies that are competitive with the Company's products and technologies. Many such competitors are large companies with significantly greater financial resources than the Company. The Company seeks to sell its OREX Degradables products to the nuclear power industry, and the Company has virtually no presence in such industry at this time. Therefore, the Company will be required to displace sales of competitive products in this industry to gain market presence. There can be no assurance that the Company's competitors will not substantially increase the resources devoted to the development, manufacturing and marketing of products competitive with the Company's products. The successful implementation of such strategy by one or more of the Company's competitors could have a material adverse effect on the Company.

         Product Liability. The manufacture and sale of the Company's products entails an inherent risk of liability. Product liability claims may be asserted against the Company in the event that the use of the Company's products or processing systems are alleged to have resulted in injury or other adverse events, and such claims may involve large amounts of alleged damages and significant defense costs. Although the Company currently maintains product liability insurance providing coverage for such claims, there can be no assurance that the liability limits or the scope of the Company's insurance policy will be adequate to protect against such potential claims. In addition, the Company's insurance policies must be renewed annually. While the Company has been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available on commercially reasonable terms in the future, if it is available at all. A successful claim against the Company in excess of its available insurance coverage could have a material adverse effect on the Company. In addition, the Company's business reputation could be adversely affected by product liability claims, regardless of their merit or eventual outcome. See "Business - Insurance".

         Stock Price Volatility. The market prices for securities of companies with a very small market capitalization such as the Company can be highly volatile. Various factors, including factors that are not related to our operating performance, may cause significant volume and price fluctuations in the market, which may limit an investor's liquidity in our common stock and could result in a loss in the value of such investment.

         Dependence on Key Personnel. The Company believes that its ability to succeed will depend to a significant extent upon the continued services of a limited number of key personnel, and the ability of the Company to attract and retain key personnel. The Company has only four executive officers, and the loss of the Company's President or any others of its officers could have a material adverse effect on the Company. The Company may not be able to attract and retain a suitable replacement for any of such positions. The Company does not maintain key man life insurance on any of its executive officers.

         Anti-takeover Provisions. On December 19, 1996, the Company's Board of Directors adopted a shareholder protection rights agreement (the "Rights Agreement"). Under the Rights Agreement, a dividend of one right ("Right") to purchase a fraction of a share of a newly created class of preferred stock was declared for each share of common stock outstanding at the close of business on December 31, 1996. The Rights, which expire on December 31, 2006, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer, the consummation of which would result in the acquisition) of beneficial ownership of 15% or more of the common stock ("15% Acquisition") of the Company by a person or affiliated group. The Rights, if exercised, would cause substantial dilution to a person or group of persons that attempts to acquire the Company without the prior approval of the Board of Directors. The Board of Directors may cause the Company to redeem the rights for nominal consideration, subject to certain exceptions. The Rights Agreement may discourage or make more difficult any attempt by a person or a group of persons to obtain control of the Company.

         Risks Affecting Microtek.

         Low Barriers to Entry for Competitive Products. Most of the Company's infection control products are not protected by patents, and some of such infection control products that are protected by patents are subject to competition from products which may be manufactured or used in a way which does not infringe upon the Company's patents. In addition, other barriers to entry, such as manufacturing processes and regulatory approvals, may not prevent the introduction of products competitive with the Company's infection control products. The introduction of competitive products or other competitive marketing strategies, including competitive marketing from companies outside the United States through the internet, could force the Company to lower it prices for its products or otherwise adversely affect the Company's operating results.

         Potential Erosion of Profit Margins. During 2001, Microtek's gross margin declined from 41.9% in 2000 to 39.3% in 2001 in part due to relatively higher OEM product revenues which have slightly lower margins than branded products. In addition, Microtek does not have a significant number of new products which it plans to introduce at relatively higher profit margins. For these and other reasons, Microtek is subject to the risks that it may experience declining profit margins in the future.

         Risks of Completing Acquisitions. Part of Microtek's growth strategy involves completing strategic acquisitions. The Company's ability to complete strategic acquisitions is subject to a number of variables outside the control of the Company including the Company's ability to find attractive and complementary acquisition opportunities at an attractive cost. Failure to successfully complete strategic acquisitions on favorable terms may adversely affect the Company's growth rate.

         Small Sales and Marketing Force. The Company's marketing and sales force consists of 70 individuals including 41 people in sales and 29 people in marketing. Other companies with which the Company competes have substantially larger sales forces and greater brand awareness, placing the Company at a competitive disadvantage. For example, the Company may not be able to reach certain potential customers due to the Company's inability to have its products included within certain group purchasing organizations' lists of approved products.

         Reliance upon Distributors. The Company has historically relied on large distributors for the sale of its branded products in healthcare markets. Hospitals purchase most of their products from a few large distributors. Of these distributors, only Allegiance Healthcare and Maxxim Medical accounted for approximately 16.6% and 10.6% respectively, of the Company's total sales during 2001. If the efforts of the Company's distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company's products, the Company's sales may be materially adversely affected.

         Microtek Regulatory Risks. The development, manufacture and marketing of the Company's products are subject to extensive government regulation in the United States by federal, state and local agencies including the EPA and the FDA and state and local sewage treatment plants. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures, concerning which the Company relies to a substantial extent on the experience and expertise of local product dealers, distributors or agents to ensure compliance with foreign regulatory requirements. The process of obtaining and maintaining FDA and any other required regulatory clearances or approvals of the Company's products is lengthy, expensive and uncertain, and regulatory authorities may delay or prevent product introductions or require additional tests prior to introduction. The FDA also requires healthcare companies to satisfy the quality system regulation. Failure to comply with applicable regulatory requirements, which may be ambiguous or unclear, can result in fines, civil and criminal penalties, stop sale orders, loss or denial of approvals and recalls or seizures of products. There can be no assurance that changes in existing regulations or the adoption of new regulations will not occur, which could prevent the Company from obtaining approval for (or delay the approval of) various products or could affect market demand for the Company's products.

         Developments regarding the Company's LTS products have had and could continue to have a material adverse effect upon the Company's operating results. In November, 1997, the State of California revoked its approval for direct landfill disposal (without sterilization) of LTS-treated waste within such state. In February 1998 the EPA announced a new policy that FIFRA requires that products, such as LTS, which hold state approvals related to anti-microbial efficacy, such as state approvals for landfill of LTS-treated waste, impliedly make claims about killing microorganisms which would require that LTS be registered under FIFRA. LTS has not been registered under FIFRA and, based in part on meetings by the Company with the EPA, the Company continues to sell LTS without such registration. The Company now is marketing LTS without relying upon any state approvals for direct landfill disposal. In 2000, the Company obtained registration under FIFRA by the EPA of a new version of LTS called LTS Plus. The Company must still seek numerous state and local registrations of LTS Plus to allow such product to be landfilled in such places. The EPA's change in policy could cause the Company to become subject to an order to stop sales of the original version of LTS or be subject to fines, penalties or other regulatory enforcement procedures, any one or more of which could have a material adverse effect on the Company and its results of operations.

         Risks of Obsolescence. Many companies are engaged in the development of products and technologies to address the need for safe and cost-effective prevention of infection in healthcare markets. There can be no assurance that superior products or technologies will not be developed or that alternative approaches will not prove superior to the Company's infection control products. For example, some companies are attempting to develop technologies to sterilize equipment maintained in the operating room which would compete directly with the Company's equipment drapes. Any such developments would have a material adverse effect on the Company's operations and profitability.

         Risks affecting the OREX Products and Services.

         Reduced OREX Market Potential. During 2001, the Company and Allegiance jointly agreed to cease further efforts to market the OREX Degradables products to the healthcare industry. Accordingly, the Company is not making any sales of OREX products to the healthcare industry, nor is the Company seeking to commercialize such products in such industry. The Company currently believes that it will have to reduce its costs to manufacture OREX Degradables products or the healthcare industry will have to increase the price it is willing to pay for the Company's OREX Degradables products (such as might occur in the event of an increase in the cost to dispose of potentially infectious healthcare products which might be replaced by OREX Degradables) in order to re-introduce the OREX Degradables products to the healthcare marketplace. If the Company elects to reenter the healthcare market prior to the expiration in April 2003 of the Company's exclusive license to Allegiance of OREX Degradables products for use in healthcare markets, the Company will be required to first offer such opportunity to Allegiance on terms at least as favorable to Allegiance as those contained in the Company's prior license and supply agreement with Allegiance.

         OREX Commercialization Risks. The Company currently focuses primarily on the nuclear power industry in its efforts to commercialize it OREX Degradables products and services. Sales of the Company's products and services to the nuclear industry during 2001 approximated $200,000. Accordingly, the Company has only very limited experience in the nuclear industry, and there is no assurance that the nuclear industry will purchase the Company's products and services. Among the risks the Company encounters in seeking to commercialize its products in the nuclear industry are the following:

         . Commercialization of these products will require the purchaser and user of these products to change their existing purchasing patterns;

         . Because Isolyser currently has commercially available only a limited number of OREX Degradable products and therefore cannot currently replace all traditional products with OREX Degradables, potential customers may not yet justify a large-scale conversion to OREX Degradable products;

         . To realize the full benefits of OREX Degradables, users of these products will be required to change the way in which they dispose of these products by returning such products to Isolyser's contract processor to incorporate the MICROBasix dissolution process and disposal procedures;

         . Isolyser's sales and marketing force representing the OREX products and disposal services is limited to very few individuals at OTI and ETI, some of whom also provide administrative services;

         . Isolyser depends upon its contract processing company, ETI, to commercialize the disposal service component of the OREX Degradables product because ETI holds exclusive rights in the United States and Canada to provide such disposal services through December 31, 2004, subject to certain performance related conditions;

         . Because ETI is a very small, privately held company with limited capital resources and personnel, ETI may encounter difficulties in providing disposal services to users of OREX Degradables which could adversely affect the Company's marketing of OREX Degradables products to the nuclear industry;

         . The MICROBasix processor has not been used on a commercial scale and the Company risks that such processing equipment will not perform adequately to realize the potential benefits of OREX Degradables in the nuclear industry;

         . While ETI is responsible for obtaining all regulatory approvals to operate the MICROBasix processor, and while ETI has advised the Company that it has obtained all such approvals, difficulties may be encountered in maintaining existing regulatory approvals in effect and obtaining future regulatory approvals necessary to process OREX Degradables;

         . The Company may have difficulty obtaining a regular supply of adequate qualities of finished goods OREX Degradable products having uniformly acceptable performance qualities which may cause Isolyser to lose customers;

         . The Company may have difficulty obtaining an inventory of OREX Degradables in finished form on acceptable terms and at an acceptable cost;

         . Past concerns with prior OREX Degradables product performance or future deficiencies in performance of such products may result in the inability to convert new customers to OREX Degradables or retain existing customers;

         . Competitors may try to sell traditional products to the nuclear market using aggressive marketing and selling strategies to protect their market position and discourage the acceptance of OREX Degradables products and services by the nuclear market; and

         . Long term supply contracts entered into by potential purchasers of OREX Degradables in the nuclear industry may prevent such customers from purchasing OREX Degradables.

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

         OREX Manufacturing and Supply Risks. To relieve itself of the overhead burden associated with owning its own manufacturing facilities, the Company sold its former OREX manufacturing facilities and now depends entirely upon third parties to manufacture its OREX Degradables products. If the Company is not able to obtain its products from its manufacturers, if such products do not comply with the specifications or if the prices at which the Company purchases its products are not competitive with traditional products, the Company's sales and profits will suffer.

         The cost for OREX raw materials has been high relative to raw materials used in competitive products such as cotton, polyester and nylon. The Company obtains its raw materials from various sources but risks exist in obtaining the quality and quantity of PVA at a price that will allow the Company to be competitive with manufacturers of conventional disposable and reusable products. The prices for these raw materials have affected the ability of the Company to be price competitive with conventional disposable and reusable products, both reducing sales and adversely affecting profits.

         The Company does not have significant experience obtaining large, commercial quantities of OREX Degradables products to meet its obligations, and the Company's third party manufacturers have not regularly manufactured these products in the quantities required for commercial sales. The Company might have difficulties in receiving adequate quantities of products, receiving such products on schedule and having such products conform with its requirements. The Company does not maintain contracts with its suppliers for its OREX Degradables products. To the extent the Company does not hold a contract for the supply of its products, the Company may be at a greater risk in obtaining its products and controlling its costs for products.

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

         The Company is continually in the process of making improvements to its technologies and systems for manufacturing its OREX Degradables products, while simultaneously marketing and supplying various of these products. From time to time, the Company has invested in inventory of certain OREX Degradables products which subsequently have been rendered obsolete by improvements in manufacturing technologies and systems. There can be no assurances that possible future improvements in manufacturing processes or products, or abandonment or reduction of selling efforts, will not render other inventories of product obsolete, thereby adversely affecting the Company's financial condition and operating results.

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

         Risks Affecting Protection of Technologies. The Company's success will depend in part on its ability to protect its technologies. The Company relies on a combination of trade secret law, proprietary know-how, non-disclosure and other contractual provisions and patents to protect its technologies. Failure to adequately protect its patents and other proprietary technologies, including particularly the Company's intellectual property concerning its OREX Degradables, could have a material adverse effect on the Company and its operations. The Company holds various issued patents and has various patent applications pending relative to its OREX Degradables products. See "Business - Technology and Intellectual Property."

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

         OTI Regulatory Risks. Introduction of the Company's OREX Degradables products into non-healthcare industries will require compliance with additional regulatory requirements. While the Company seeks to engage the services of companies having expertise in engineering systems to comply with these regulatory requirements, the Company or its independent contractors may not be able to develop satisfactory solutions to regulatory requirements at an acceptable cost. The Company currently relies upon ETI, its independent contractor holding exclusive OREX processing rights in the U.S. and Canadian, to comply with applicable regulations affecting such industry. Until the Company commences commercial sales of products, the Company may not be able to anticipate all requirements to successfully commercialize OREX Degradables in these other industries. Accordingly, no assurances can be provided that OREX Degradables will be an attractive product to non-healthcare industries.

ITEM 2.           PROPERTIES

         The Company maintains approximately 10,800 square feet of office, manufacturing, production, research and development and warehouse space located in Norcross, Georgia under a sub-lease agreement which expires January 30,

2005. The Company also leases from a local economic development authority a 13,000 square foot administrative building located in Columbus, Mississippi under a lease which expires December 31, 2007.

         The Company conducts its equipment drape and fluid control manufacturing business from three locations. In Columbus, Mississippi the Company owns an 80,000 square foot manufacturing building and leases on a month-to-month basis a 40,000 square foot warehouse facility. The Company leases five manufacturing facilities totaling 123,500 square feet located in the Dominican Republic which expire at various dates through 2007. The Company leases a 37,700 square foot facility in Tyler, Texas where it manufactures equipment drapes and materials for other drape converters under a lease which expires July 31, 2002, subject to two renewal options for five years each. The Company leases a 7,500 square foot manufacturing facility in Athens, Texas where it manufactures equipment drapes under a lease that expires on April 1, 2004. The Company also leases a 5,000 square foot manufacturing and warehouse facility in Waynesville, North Carolina where it produces prototypes of surgical drapes under a month-to-month lease.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no submissions of matters to a vote of the Company's shareholders during the three months ended December 31, 2001.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The common stock is traded and quoted on The Nasdaq Stock Market under the symbol "OREX". The following table shows the quarterly range of high and low sales prices of the common stock during the periods indicated since December 31, 1999.

                                                       Common Stock
Quarter Ended                                        High       Low
-------------                                        ----       ---

2001
     First Quarter                                   $1.47      $0.69
     Second Quarter                                  $2.60      $0.75
     Third Quarter                                   $1.98      $1.09
     Fourth Quarter                                  $2.74      $1.35

2000
     First Quarter                                   $6.97      $2.88
     Second Quarter                                  $5.47      $3.00
     Third Quarter                                   $3.50      $1.88
     Fourth Quarter                                  $2.47      $0.50

         On March 15, 2002, the closing sales price for the common stock as reported by The Nasdaq Stock Market was $2.97 per share.

         As of March 15, 2002, the Company had approximately 1,300 shareholders of record.

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

ITEM 6.           SELECTED FINANCIAL DATA

         The following table sets forth summary historical financial data for each of the five years in the period ended December 31, 2001. During the first quarter of 2001, the Company acquired the drape and CleanOp product lines of Deka Medical and acquired the MICROBasix processor equipment and related technology. In October, 2000, Microtek acquired the urology drape product line of Lingeman Medical Products, Inc. During 1999, the Company disposed of its former corporate headquarters, substantially all of the assets of its MedSurg Industries, Inc. subsidiary and all of its capital stock in its White Knight Healthcare, Inc. subsidiary, and during 1998 the Company disposed of its Arden and Charlotte, North Carolina and Abbeville, South Carolina manufacturing facilities, its industrial and Struble & Moffitt divisions of its White Knight subsidiary, and substantially all of the net assets of its SafeWaste subsidiary. The summary historical financial data should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data appearing elsewhere in this Form 10-K. The summary historical financial data for each of the five years in the period ended December 31, 2001 has been derived from the Company's audited consolidated financial statements.

                                                                         Year Ended December 31,

Statement of Operations Data                           1997          1998          1999          2000          2001
   (in thousands, except per share data)
Net sales ......................................    $ 159,940     $ 147,643     $  97,554     $  53,931     $  79,470
Licensing revenues .............................            -             -         1,500         2,433         1,497
                                                    ---------     ---------     ---------     ---------     ---------
      Total revenues ...........................      159,940       147,643        99,054        56,364        80,967

Cost of goods sold .............................      142,094       109,936        61,970        35,938        48,497
                                                    ---------     ---------     ---------     ---------     ---------

      Gross profit .............................       17,846        37,707        37,084        20,426        32,470

Operating expenses
      Selling, general and administrative ......       43,422        40,182        26,596        21,246        25,166
      Research and development .................        2,601         3,906         3,724         4,098         1,644
      Amortization of intangibles ..............        3,847         2,052         1,440         1,780         1,520
      Impairment charge ........................       57,310         7,445           769             -             -
      Restructuring charge .....................            -             -             -         1,555             -
      Gain on dispositions .....................            -             -          (628)          (21)            -
                                                    ---------     ---------     ---------     ---------     ---------
          Total operating expenses .............      107,180        53,585        31,901        28,658        28,330
                                                    ---------     ---------     ---------     ---------     ---------

          (Loss) income from operations ........      (89,334)      (15,878)        5,183        (8,232)        4,140

Net other expense ..............................       (3,415)       (3,223)       (1,195)       (3,755)         (489)
                                                    ---------     ---------     ---------     ---------     ---------

(Loss) income before tax, extraordinary items
   and cumulative effect of change in
   accounting principle ........................      (92,749)      (19,101)        3,988       (11,987)        3,651

Income tax provision (benefit) .................          354           540         1,291           155        (1,138)
                                                    ---------     ---------     ---------     ---------     ---------

(Loss) income before extraordinary item and
   cumulative effect of change in accounting
   principle ...................................      (93,103)      (19,641)        2,697       (12,142)        4,789
Extraordinary item (1) .........................            -        (1,404)            -             -             -
Cumulative effect of change
   in accounting principle (2) .................          800             -             -             -             -
                                                    ---------     ---------     ---------     ---------     ---------

   Net (loss) income ...........................    $ (93,903)    $ (18,237)    $   2,697     $ (12,142)    $   4,789
                                                    =========     =========     =========     =========     =========

Net (loss) income per share - Basic and Diluted
      (Loss) income before extraordinary item
      and cumulative effect of change in
      accounting principle .....................    $   (2.37)    $   (0.49)    $    0.07     $   (0.29)    $    0.11
      Extraordinary items ......................            -          0.04             -             -             -
      Cumulative effect of change in accounting
       principle ...............................        (0.02)            -             -             -             -
                                                    ---------     ---------     ---------     ---------     ---------

 Net (loss) income per share - Basic and Diluted    $   (2.39)    $   (0.45)    $    0.07     $   (0.29)    $    0.11
                                                    =========     =========     =========     =========     =========

Weighted average number of common and
   common equivalent shares outstanding ........       39,273        39,655        40,318        41,269        41,651
   - Basic

Weighted average number of common and
   common equivalent shares outstanding
   - Diluted ...................................       39,273        39,655        41,158        43,221        41,842

-----------------

(1)  Gives effect to the gain from the extinguishment of debt in 1998.

(2) Reflects the adoption of Emerging Issues Task Force ("EITF") Consensus No. 97-13, "Accounting for Costs in Connection with a Consulting Contract or an Internal Process that Combines Processing Reeingineering and Information Technology Costs Transformation."

                                                                   Year Ended December 31,
                                                 --------------------------------------------------------
Balance Sheet Data:                               1997(1)     1998(2)      1999        2000        2001
        (in thousands)
Working capital .............................    $ 72,408    $ 39,124    $ 44,090    $ 34,372    $ 44,946
Intangible assets, net ......................      30,803      29,128      23,071      23,057      26,351
Total assets ................................     144,334     109,518      95,339      76,969      94,330
Long-term debt ..............................      37,546      19,376       4,059       1,673      13,313
Total shareholders' equity ..................      86,117      68,675      74,722      63,598      69,588

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         On March 31, 1999, the Company disposed of its former corporate headquarters in Norcross, Georgia. Effective May 31, 1999, the Company disposed of the stock of its former White Knight subsidiary, which manufactured and sold non-woven products primarily to healthcare markets. On July 12, 1999, the Company sold to Allegiance substantially all of the assets of the Company's MedSurg Industries subsidiary, which assembled and sold custom procedure trays to hospitals. On July 12, 1999, the Company also granted to Allegiance an exclusive worldwide license to the Company's proprietary technologies to manufacture, use and sell products made from its OREX material for healthcare applications. In October, 2000, Microtek acquired the urology drape product line of Lingeman Medical Products, a former customer of Microtek. During first quarter 2001, the Company acquired the drape and CleanOp product lines of Deka Medical and acquired the MICROBasix processor equipment and related technology. Also during 2001, the Company and Allegiance mutually agreed to discontinue efforts to commercialize the OREX products and technology in the healthcare market.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Net revenues in 2001 were $81.0 million, an increase of $24.6 million or 43.7 percent over the $56.4 million of net revenues reported in 2000. Excluding licensing revenues associated with the amortization of the $10.5 million payment by Allegiance allocated to the Company's Supply and License Agreement with Allegiance, net revenues in 2001 were $79.5 million as compared to $53.9 million in 2000, an increase of 47.4 percent. The increase in net revenues is due to Microtek's acquisition of the drape and CleanOp product lines of Deka Medical in the first quarter of 2001, internal growth in Microtek's core product revenues, and products newly introduced by Microtek.

         For 2001, Microtek's net revenues totaled $78.6 million, an increase of $26.5 million or 50.9 percent over net revenues of $52.1 million reported in 2000. Microtek's domestic revenues, which were $68.7 million or 87.3 percent of Microtek's total net revenues in 2001, increased by $22.3 million or 47.9 percent over 2000. Microtek's domestic revenues are generated through two primary channels or customer categories, hospital branded and contract manufacturing (commonly referred to as OEM). Hospital branded revenues were 55.3 percent and OEM revenues were 44.7 percent of total domestic revenues in 2001 as compared to 72.1 percent and 27.9 percent, respectively, in 2000. Hospital branded revenues in 2001 increased by $4.5 million to $38.0 million from $33.5 million in 2000. The single most significant contributor to the increase in hospital branded revenues was the CleanOp product line acquired from Deka Medical. Additionally, Microtek's core hospital branded revenues demonstrated internal growth in 2001 of greater than 10 percent. OEM revenues in 2001 increased by $17.8 million to $30.7 million from $12.9 million in 2000. The significant contributors to the increase in OEM revenues in 2001 were sales of the angiography drape products acquired from Deka Medical and internal growth of greater than 10 percent.

         Microtek's international revenues, which accounted for the remaining
12.7 percent of its 2001 net revenues, strengthened in the latter half of the year to reach $9.9 million for the year, an increase of $4.2 million or 74.3 percent over 2000. The improvements in 2001 are attributable to international revenues stemming from the Deka Medical acquisition and internal growth in excess of 10 percent.

         OTI's net revenues were $2.2 million in 2001, approximately $1.9 million less than 2000. Licensing revenues in 2001 were $1.5 million as compared to $2.4 million in 2000. The reduction in OTI's net revenues in 2001 is due to this non-cash reduction in licensing revenues in 2001 of $900,000 and lower healthcare and automotive product sales. OTI will cease to recognize the non-cash licensing revenues in December 2002. The declines in OTI's product sales reflect in part the Company's increased focus on the more profitable Microtek business and the cessation of marketing efforts with respect to OTI's products and services in the healthcare and automotive industries. Slightly offsetting the above noted declines were OTI's first significant revenues in the nuclear power industry of approximately $200,000 during 2001. The Company's commercialization efforts and relationships within the nuclear power industry continue to strengthen with continued favorable customer response to product usage of the OREXTM protective clothing.

         Gross margins in 2001 were 40.1 percent, as compared with 36.2 percent for 2000. The 2000 margins were negatively impacted by a $3.5 million OTI inventory impairment charge recorded in the fourth quarter of 2000. Excluding the impact of this impairment charge, the 2000 gross margins would have been
42.4 percent. Microtek's gross margin declined slightly from 41.9 percent in 2000 to 39.3 percent in 2001 as a result of relatively higher OEM product revenues which have slightly lower margins than branded products, costs incurred in the first three quarters of the year related to transitioning production from Microtek's former plant in Mexico to its facility in the Dominican Republic, and costs to integrate the product lines acquired from Deka Medical.

         Operating expenses as a percentage of net revenues in 2001 were 35.0 percent, down from 50.8 percent in 2000. Included in operating expenses for 2000 are $1.6 million of restructuring charges recorded in 2000.

         Selling, general and administrative expenses were $25.2 million or 31.1 percent of net revenues in 2001, versus $21.2 million or 37.7 percent of net revenues for 2000. The overall increase in the absolute dollar amount of selling, general and administrative expenses is due in part to product lines acquired from Deka Medical and increases in variable selling costs resulting from increased net revenues in 2001. The improvements in selling, general and administrative expenses as a percentage of net revenues in 2001 result from increased revenues in 2001 and cost control and expense reduction efforts, particularly in corporate overhead expenses, begun in the fourth quarter of 2000.

         Microtek's operating expenses, which include corporate administrative expenses, as a percentage of net revenues decreased to 31.5 percent for 2001 from 39.3 percent in 2000. This improvement as a percentage of net revenues is directly attributable to increased revenues and corporate cost reductions implemented during 2001 and to the impact of a fourth quarter 2000 charge of $711,000 for plant closures and severance packages. OTI's operating expenses in 2001 decreased by $4.7 million or 59.0 percent from 2000. Included in OTI's operating expenses for 2000 was approximately $844,000 in restructuring and impairment charges. The improvements in operating expenses result from the impact of the 2000 restructuring and impairment charges, together with OTI's focus during 2001 on cost reductions.

         Research and development expenses were $1.6 million in 2001 as compared to $4.1 million in 2000. Significant reductions in product development costs in 2001 have resulted in savings of $2.5 million in research and development expenses as compared to 2000. This reduction in research and development expenses reflects the Company's more narrow focus on new market opportunities, for example the nuclear power industry for its OREX Degradable products.

         Amortization of intangibles in 2001 was $1.5 million, a decrease of $260,000 from amortization expenses in 2000. This decrease results from the effect of the write-off in 2000 of intangible assets related to operations that were disposed of which was partially offset by increased amortization in 2001 with respect to intangible assets acquired in the Deka and MICROBasixTM acquisitions during the first quarter of 2001.

         Income from operations for 2001 was $4.1 million, versus a loss from operations of $8.2 million in 2000. For 2001, Microtek's operating profit in 2001 was $6.2 million, a 361.5 percent increase over the operating profit of $1.3 million recorded in 2000. The operating losses recorded by the Company's OTI division in 2001 were $1.8 million, which represents an 80.5 percent improvement over the $9.4 million in operating losses recorded in 2000.

         Interest expense, net of interest income, was $489,000 in 2001 as compared to interest income, net of interest expense, of $349,000 in 2000. The increase in net interest expense is the result of higher interest expense in 2001 and lower interest income on cash and cash equivalents which are attributable to borrowings on the Company's line of credit facility in 2001 and lower cash balances as a result of the 2001 acquisitions.

         The Company's provision for income taxes in 2001 reflects a net income tax benefit of approximately $1.1 million which is comprised of a $1.5 million benefit related to the decrease in the Company's valuation allowance with respect to certain of its deferred tax assets, principally its net operating loss carryforwards, and the offsetting state and foreign income tax provision for 2001 of approximately $413,000.

         The resulting net income for 2001 was $4.8 million, or $0.11 per basic and diluted share. This result reflect significant improvement over the net losses of $12.1 million, or $.29 per basic and diluted share reported for 2000, which included impairment and restructuring charges totaling $9.1 million.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net revenues in 2000 were $56.4 million compared to $99.1 million for 1999, a decline of 43.1%. Excluding sales of businesses sold during 1999, net revenues in 2000 decreased 6.7 percent from net revenues in 1999.

         Included in 2000 revenues are $2.4 million of licensing revenues associated with the amortization of the $10.5 million payment by Allegiance Healthcare allocated to the Company's Supply and License Agreement with Allegiance Healthcare. During 2000, the license fee amortization was reduced proportionately by the settlement of indemnification claims by Allegiance and other adjustments totaling $3.5 million, of which $2.5 million was satisfied by the application of funds in escrow. License revenues in 1999 were $1.5 million.

         Sales of Microtek products decreased 9.7 percent to $52.1 million during 2000 as compared to $57.7 million during 1999. This decease was primarily a result of increased sales in 1999 from a short-term manufacturing contract arrangement with Allegiance as well as continuing reductions in purchases of safety products by Allegiance Healthcare during 2000. Excluding the non-recurring business with Allegiance Healthcare in 1999, Microtek sales increased 0.8 percent from $51.7 million in 1999 to $52.1 million in 2000.

         In 2000, Microtek's domestic revenues totaled $46.4 million, or 89.1 percent of Microtek's total net revenues for the year, a decrease of $4.5 million or 8.8 percent from the $50.9 million recorded in 1999. Microtek's 2000 domestic revenues were generated through two primary channels or customer categories, hospital branded and contract manufacturing (commonly referred to as OEM). Hospital branded revenues were 72.1 percent and OEM revenues were 27.9 percent of total domestic revenues in 2000, as compared to 63.5 percent and 36.5 percent, respectively, in 1999. Hospital branded revenues in 2000 increased by approximately $1.2 million to $33.5 million from $32.3 million in 1999. This increase is due primarily to the net effect of higher hospital sales and lower safety product sales in 2000. During 2000, sales of the Company's safety products continued to be materially adversely affected by the substantial reduction in purchases of LTS products by Allegiance Healthcare, the largest distributor of such products, and adverse regulatory developments related to the change in policy by the EPA requiring registration of the new LTS-Plus product prior to its introduction into the market. This policy change by EPA also forced the withdrawal of all landfill approvals for conventional LTS products in mid-1998. LTS-Plus, the new generation treatment product, has now been registered by the EPA as a treatment for liquid medical waste and subsequent approvals for direct landfill disposal have been issued by many states. The Company introduced LTS-Plus into the market during the first quarter of 2001. OEM revenues decreased by $5.7 million in 2000 to $12.9 million from $18.6 million in 1999 primarily due to the one-time manufacturing contract arrangement with Allegiance Healthcare in 1999 described above. Microtek's acquisition of the urology drape product line of Lingeman Medical Products in 2000 did not have a material impact on Microtek's operating results because Lingeman Medical Products was formerly an OEM private label customer of Microtek.

         Microtek's international revenues, which accounted for the remaining
10.9 percent of its 2000 net revenues, totaled $5.7 million, as compared to $6.8 million or 11.8 percent of its 1999 net revenues. The decline in international revenues in 2000 is attributable to weakening market conditions, a change in international sales channels and increased competitive and pricing pressures abroad which adversely impacted Microtek's net revenues.

         OTI's net revenues totaled $4.0 million in 2000 as compared to $2.7 million in 1999, an increase of 50.9 percent. Excluding license revenues, OTI's net revenues in 2000 and 1999 were $1.6 million and $1.2 million, respectively, an increase of 36.6 percent. Sales of OREX Degradables in 2000 did not contribute any gross profit to the Company's operating results.

         Gross profit in 2000 was $20.4 million or 36.2 percent of net revenues compared to $37.1 million or 37.4 percent of net revenues in 1999. Excluding gross profits from the amortization of licensing revenues, gross margin was 33.4 percent in 2000 as compared to 36.5 percent in 1999. Included in cost of goods sold in 2000 was a charge of $3.5 million related to increased reserves for excess and obsolete OREX inventories, with no similar expense in 1999. Microtek's gross margins declined from 46.0 percent in 1999 to 41.9 percent in 2000. This decline was primarily attributable to reduced efficiencies resulting from the termination of a short-term manufacturing contract arrangement with Allegiance Healthcare in 1999.

         Operating expenses as a percentage of net revenues in 2000 were 50.8 percent as compared to 32.2 percent in 1999. The Company recorded operating expense restructuring charges during 2000 of $1.6 million compared to $769,000 of impairment charges in 1999. Included in the 2000 charges were severance payments to former officers and employees, write-offs related to consulting arrangements, write-off of lease payments for closed offices and the impairment of equipment. The 1999 impairment charges were attributed to the disposition of the Company's interests in its White Knight subsidiary of $1.6 million partially offset by a $821,000 adjustment of a previous impairment charge associated with the 1998 sale of its White Knight industrial business.

         Selling, general and administrative expenses were $21.2 million or 37.7 percent of net sales in 2000 as compared to $26.6 million or 26.8% of net sales in 1999. The decrease in the absolute dollar amount of selling, general and administrative expenses is due to operations sold during 1999, partially offset by a $3.2 million increase in these expenses incurred with respect to the Company's continuing operations. Expense categories with significant increases included legal, audit and tax services, consulting and investor relations. Additionally, the Company incurred higher distribution freight expense due to rising fuel costs.

         Microtek's operating expenses, which include corporate administrative expenses, totaled $20.5 million, or 39.3 percent of Microtek's net revenues in 2000, as compared to $16.5 million in 1999, or 30.1 percent of Microtek's net revenues. The increases in the absolute dollar amount of operating expenses and in operating expenses as a percentage of net revenues are attributable to higher corporate administrative costs in 2000, the fourth quarter 2000 charge of $711,000 related to plant closures and severance packages and lower net revenues in 2000. OTI's operating expenses in 2000 totaled $8.0 million, a $3.0 million increase over the $5.0 million recorded in 1999. The increase in 2000 was comprised of $1.3 million in additional selling, general and administrative costs, $609,000 in additional amortization of intangibles related to operations that were disposed of, and $330,000 in additional research and development costs. Also included in the 2000 amount were restructuring and impairment charges of $844,000.

         Research and development expenses were $4.1 million in 2000 as compared to $3.7 million in 1999. Included in the increased research and development expenditures were costs for accelerated development of manufacturing fabrication technologies for the Company's line of Enviroguard products for healthcare. The Company also experienced unplanned expenditures for the design and development of its OREX processing units following the default of a vendor for the fabrication of such units.

         Amortization of intangibles was $1.8 million or 3.2 percent of net sales in 2000. This compares to $1.4 million or 1.5 percent of net sales in 1999. The increase in 2000 is primarily due to the write-off of intangibles that related to operations that were disposed of.

         Loss from operations in 2000 of $8.2 million compares with income from operations in 1999 of $5.2 million. Without the restructuring charges and provision for excess and obsolete OREX inventories described above, the Company would have reported a loss from operations in 2000 of $3.2 million.

         Interest income, net of interest expense, in 2000 was $349,000 as compared to net interest expense of $1.2 million in 1999. The decline in net interest expense was primarily attributable to the elimination of the Company's outstanding balance in its revolver and term loan facility from proceeds of divestitures coupled with higher interest income on the Company's cash and cash equivalents.

         During 2000, the Company decided to discontinue additional investment in Thantex Specialties and concluded that the recovery of the investment was unlikely. Accordingly, the investment was written off in 2000. The write-off of this investment amounted to $4.1 million, which included a $500,000 note receivable from Thantex.

         The Company's provision for income taxes was $155,000 for 2000 compared to $1.3 million in 1999. Due to the Company's federal net operating loss carryforwards, the Company's 2000 income tax provision is comprised primarily of state and foreign income taxes.

         The resulting net loss for 2000 was $12.1 million, or $0.29 per basic and diluted share as compared to net income of $2.7 million, or $.07 per basic and diluted share, in 1999.

Liquidity and Capital Resources

         As of December 31, 2001, the Company's cash and cash equivalents totaled $10.6 million compared to $14.4 million at December 31, 2000.

         During 2001, the Company utilized cash to finance the purchase of the drape and CleanOp product lines from Deka Medical and certain OREXTM processing equipment and related technology from MICROBasix LLC, to purchase other property and equipment, to make scheduled debt repayments related to previous acquisitions of businesses, to make payments under equipment and capital leases, and to fund working capital requirements. For 2001, net cash used in operating activities was $2.5 million; net cash used in investing activities was $13.4 million and net cash provided by financing activities was $12.1 million. The $2.5 million used in operating activities in 2001 results principally from the Company's significant increases in inventories and accounts receivable resulting from increased sales and the Deka Medical transaction. Also contributing to the use of cash in operating activities in 2001 were the decreases in accounts payable and the increases in prepaid expenses and other assets, which were partially offset by increases in accrued compensation and other liabilities. During 2001, cash used in investing activities included acquisition costs of $11.6 million for the drape and CleanOp product lines from Deka Medical and $675,000 for certain OREXTM processing equipment and related technology from MICROBasix LLC. Also during 2001, the Company invested $1.1 million in capital property and equipment, an amount comparable to the $1.1 million expended in 2000. The 2001 expenditures were primarily associated with the Company's expanded manufacturing operations in the Dominican Republic following the Deka Medical acquisition and investments to improve the Company's internal management information systems. During 2000, the Company purchased a portion of the assets of Lingeman Medical Products, Inc. for $1.8 million, consisting of $1.1 million in cash and a $675,000 note, and invested $249,000 in Consolidated EcoProgress and $44,000 in Global Resources, Inc. Cash provided by financing activities in 2001 was $12.1 million as compared to cash used in financing activities of $1.3 million in 2000. In 2001, borrowings under the Company's credit agreement provided $12.4 million, and proceeds from the exercise of stock options provided $820,000. Repayments of notes payable in 2001 totaled $778,000, and the Company repurchased 213,500 shares of common stock in 2001 for an aggregate amount of $343,000. In 2000, the Company repaid notes payable totaling $3.1 million, repurchased 496,000 shares of common stock for an aggregate of $898,000, and generated $2.0 million in proceeds from the exercise of stock options.

         The Company maintains a credit agreement (as amended to date, the "Credit Agreement") with The Chase Manhattan Bank (the "Bank"), consisting of a $17.5 million revolving credit facility, maturing on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Current borrowing availability under the revolving facility at December 31, 2001 was $1.9 million. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin (5.25% at December 31, 2001) or LIBOR plus an interest margin (4.16% at December 31, 2001). There was $12.4 million of outstanding borrowings under the revolving credit facility at December 31, 2001, and no outstanding borrowings under the revolving credit facility at December 31, 2000. On March 15, 2002, outstanding borrowings under the revolving credit facility were $9.7 million and borrowing availability was $4.4 million. The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at December 31, 2001 or 2000. The Credit Agreement provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000, and an outstanding letter of credit fee of 2.0% per annum. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, equipment, Isolyser's stock of its subsidiaries and certain of the Company's plants and offices. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and earnings, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. The Company also is not permitted to pay any dividends. At December 31, 2001, the Company was in compliance with all of its financial covenants under the Credit Agreement.

         The Company has entered into a contract requiring that it purchase certain minimum quantities of PVA fiber at a fixed price over a four year period expiring in August 2002. The Company prepaid its remaining purchase obligation under this contract is at a discounted amount in first quarter 2002.

         During 2001, the Company had adequate cash and cash equivalents to fund its working capital requirements. If such requirements increase in the future, the Company anticipates seeking an increase to its revolving line of credit to the extent such requirements are not otherwise satisfied out of available cash flow or borrowings under the Company's existing line of credit. There can be no assurances that such an increase to the Company's revolving credit facility will be available to the Company.

         Based on its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company's existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 2002. However, currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuances of common stock in 2002 and subsequent years.

         Inflation and Foreign Currency Translation. Inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

         The assets and liabilities of the Company's United Kingdom subsidiary are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates. The effect of foreign currency transactions was not material to the Company's results of operations for the year ended December 31, 2001. Export sales by the Company during 2001 were $9.9 million. Currency translations on export sales could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies. In the future, the Company may import significant amounts of products from foreign manufacturers, exposing the Company to risks on fluctuations in currency exchange rates.

Critical Accounting Policies.

            While the listing below is not inclusive of all of the Company's accounting policies, the Company's management believes that the following policies are those which are most critical and embody the most significant management judgments and the uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical policies are:

            Revenue Recognition. The Company's revenues are derived from the sale of its products and are recognized at the time of shipment (i) when persuasive evidence of a sale arrangement exists, (ii) delivery has occurred,
(iii) the price is fixed and determinable, and (iv) collectibility of the associated receivable is reasonably assured. As discussed below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of the Company's revenues for any period if management made different judgments or utilized different estimates.

            All sales of the Company's products are evidenced by a binding purchase order as evidence of a sale arrangement. Sales through the Company's distributors are evidenced by a master agreement which governs the relationship together with a binding purchase order on a transaction by transaction basis. Delivery generally occurs when the Company's products are delivered to a common carrier.

            At the time of a sale transaction, the Company assesses whether the related sales price is fixed and determinable based on the payment terms associated with the transaction. Sales prices due within the Company's normal payment terms, which are 30 to 60 days from the invoice date for its domestic customers and 90 to 120 days from the invoice date for international customers, are considered fixed and determinable. The Company does not generally extend payment terms outside its normal guidelines. The Company also assesses whether collection is reasonably assured at the time of the sale transaction based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.

            Sales Returns and Other Allowances and Allowance for Doubtful Accounts. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of potential future product returns related to current period product revenues. The Company's sales arrangements do not generally include acceptance provisions or clauses. Additionally, the Company does not typically grant its distributors or other customers price protection rights or rights to return products bought, other than normal and customary rights of return for defects in materials or workmanship, and is not obligated to accept product returns for any other reason. Actual returns have not historically been significant. Management analyzes historical returns, current economic trends and changes in customer demand when evaluating the adequacy of its sales returns and other allowances.

            Similarly, the Company's management must make estimates of the uncollectibility of its accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers' payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company's accounts receivables at December 31, 2001 totaled $16.1 million, net of the allowance for doubtful accounts of $894,000.

            Inventory Valuation. The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances. Such amount is presented as a current asset in the Company's balance sheet and is a direct determinant of cost of goods sold in the statement of operations and therefore has a significant impact on the amount of net income reported in an accounting period. The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to bring the inventory quantities to their existing condition and location. The Company's inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are manufactured or purchased. The Company utilizes standard costs as a management tool. The Company's standard cost valuation of its inventories is adjusted at regular intervals to reflect the approximate cost of the inventory under FIFO. The determination of the indirect charges and their allocation to the Company's work-in-process and finished goods inventories is complex and requires significant management judgment and estimates. Material differences may result in the valuation of the Company's inventories and in the amount and timing of the Company's cost of goods sold and resulting net income for any period if management made different judgments or utilized different estimates.

            On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be used or sold within the normal operating cycles of the Company's operations. To the extent that any of these conditions are believed to exist or the utility of the inventory quantities in the ordinary course of business is no longer as great as their carrying value, a reserve against the inventory valuation is established. To the extent that this reserve is established or increased during an accounting period, an expense is recorded in the Company's statement of operations, generally in cost of good sold. Significant management judgment is required in determining the amount and adequacy of this reserve. In the event that actual results differ from management's estimates or these estimates and judgments are revised in future periods, the Company may need to establish additional reserves which could materially impact the Company's financial position and results of operation.

            As of December 31, 2001, the Company's inventories totaled $27.0 million, net of reserves for slow moving and obsolete inventories of $2.0 million. Management believes that the Company's inventory valuation, together with the recorded reserves for slow moving and obsolete inventories, results in carrying the inventory at the lower of cost or market.

            Accounting for Income Taxes. In conjunction with preparing the Company's consolidated financial statements, management is required to estimate the Company's income tax liability in each of the jurisdictions in which the Company operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as goodwill amortization, for tax and accounting purposes. These differences result in deferred tax assets or liabilities which are reflected in the Company's consolidated balance sheet. Management must also assess the likelihood that the Company's deferred tax assets will be recovered from future taxable income. To the extent that management believes that recovery is not likely, a valuation allowance must be established and reviewed in each accounting period. Increases in the valuation allowance in an accounting period requires that the Company record an expense within its tax provision in its consolidated statement of operations.

            Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. At December 31, 2001, the Company's net deferred tax assets totaled $2.0 million. The Company has recorded a valuation allowance of $40.4 million as of December 31, 2001, due to uncertainties related to the Company's ability to utilize some of its deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. The valuation allowance is based on management's estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust this valuation allowance which could materially impact the Company's financial position and results of operation.

            Valuation of Long-Lived and Intangible Assets and Goodwill. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimates of future undiscounted cash flows. Factors that are considered by management in performing this assessment include, but are not limited to, the following:

         . The Company's performance relative to historical or projected future operating results;

         . The Company's intended use of acquired assets or the Company's strategy for its overall business; and

         .        Industry or economic trends.

            In the event that the carrying value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairment is measured using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. Net intangible assets, long-lived assets and goodwill, including property and equipment, amounted to $33.9 million as of December 31, 2001.

         As discussed below, on January 1, 2002, the Company implemented Statement of Financial Account Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, and as a result, will cease to amortize approximately $22.5 million of goodwill but will continue to amortize other intangible assets. Goodwill amortization expense recorded during 2001 amounted to approximately $1.1 million. In lieu of amortization, the Company will be required to perform an initial impairment review of its goodwill in 2002 and an impairment review thereafter at least annually. The Company expects to complete its initial impairment review prior to reporting its operating results for the first quarter of 2002 and currently does not expect to record an impairment charge upon completion of this review. However, there can be no assurance that a material impairment charge will not be recorded at the time that this review is completed.

Newly Issued Accounting Standards.

         In July 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the use of the pooling-of-interests method. The application of SFAS 141 did not affect any of the Company's previously reported amounts included in goodwill or other intangible assets. SFAS 142 requires that the amortization of goodwill cease prospectively upon adoption and instead, the carrying value of goodwill be evaluated using an impairment approach. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and was implemented by the Company on January 1, 2002. Beginning in 2002, the Company expects to discontinue amortizing goodwill but will continue to amortize other long-lived intangible assets. At December 31, 2001, goodwill approximated $22.5 million and other intangible assets approximated $3.9 million. Goodwill amortization in 2001 was approximately $1.1 million, or $.02 per share. The Company is currently evaluating the impact of the adoption of SFAS 142 on its consolidated financial statements.

         Additionally, in August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Although SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed (i.e., the depreciable life should be revised until the asset is actually abandoned or exchanged. Also, SFAS 144 includes the basic provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can by clearly distinguished from the rest of the entity. The provisions of SFAS 144 generally are to be applied prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is currently evaluating the impact of the adoption of SFAS 144 on the Company's consolidated financial statements.

Forward Looking Statements.

         Statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's capital expenditure requirements, cash and working capital requirements, the Company's expectations regarding the adequacy of current financing arrangements, the likelihood of future impairment charges and other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that the Company's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect the Company's business including, without limitation, risks associated with the commercialization of the Company's OREX Degradables products, manufacturing and supply risks, risks concerning the protection of the Company's technologies, risks of technological obsolescence, reliance upon distributors, regulatory risks, product liability and other risks described in this Annual Report on Form 10-K. See "Business - Risk Factors".

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

         The assets and liabilities of the Company's United Kingdom subsidiary are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates. The effect of foreign currency translations was not material to the Company's results of operations for the year ended December 31, 2001. Currency translations on export sales or import purchases could be adversely effected in the future by the relationship of the U.S. dollar with foreign currencies.

         The Company's greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At December 31, 2001, the Company had long-term debt totaling $12.9 million that bears interest at (i) a floating rate approximating the Prime Rate or (ii) LIBOR. Because these rates are variable, an increase in interest rates would result in additional interest expense and a reduction in interest rates would result in reduced interest expense.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         The current directors and executive officers of the Company are as follows:

           Name                  Position
           ----                  --------

           Gene R. McGrevin      Chairman of the Board of Directors

           Dan R. Lee            President and Chief Executive Officer, Director

           J. Michael Mabry      Executive Vice President and Secretary

           Donald E. McLemore    Executive Vice President

           Roger G. Wilson       Chief Financial Officer and Assistant Secretary

           Rosdon Hendrix        Director

           Kenneth F. Davis      Director

           John E. McKinley      Director

           Ronald L. Smorada     Director

         Gene R. McGrevin (age 59) was elected Chairman of the Board of Directors and acting President of the Company in April 1997, and currently serves as Chairman of Isolyser. Mr. McGrevin served as chairman of P.E.T.Net Pharmaceutical Services, LLC, a manufacturer and distributor of radiopharmaceuticals, from May 1997 until January 2001 and is currently a consultant for P.E.T.Net. Mr. McGrevin previously served as Vice Chairman and Chief Executive Officer of Syncor International Corp., a public company in the nuclear medicine industry, with which Mr. McGrevin was associated since 1989. Prior to managing Syncor, Mr. McGrevin served in executive positions with various healthcare businesses including President of the Healthcare Products Group of Kimberly-Clark Corporation, founder and President of a consulting firm specializing in the healthcare industry and an executive officer of VHA Enterprises, Inc.

         Dan R. Lee (age 54) was elected to serve as President and Chief Executive Officer of the Company in December 2000, in addition to continuing his role as the President of Microtek Medical, Inc., a subsidiary of Isolyser. He became an executive officer of the Company following the conclusion of the acquisition of Microtek, and became a director of the Company in December 1996. Prior to accepting such positions with the Company, Mr. Lee had served as the Vice President and Chief Operating and Financial Officer of Microtek since 1987. Previous to that time, he was engaged in the public accounting practice, including more than five years with KPMG Peat Marwick.

         Roger G. "Jerry" Wilson (age 57) was elected Chief Financial Officer, Treasurer and Assistant Secretary of the Company in December 2000 in addition to serving since December 1999 in the position of Vice President and Chief Financial Officer of Microtek. Mr. Wilson served as Vice President of Finance for the White Knight Healthcare subsidiary after its acquisition by Isolyser in 1995. Prior to accepting such positions, Mr. Wilson had served as corporate controller of White Knight Healthcare, Inc. since 1987. Mr. Wilson was also employed by Akzo America, Inc. for twelve years in various accounting and income tax management positions. Prior to that, Mr. Wilson, who is a Certified Public Accountant, practiced public accounting for seven years.

         J. Michael Mabry (age 39) was elected Executive Vice President in October 1998 after serving as Vice President of Operations of the Company since May 1997. Additionally, he serves as President and Chief Executive Officer, as Chief Operating Officer of Microtek, as Chairman of MindHarbor, a technology services provider, and as President and Chief Executive Officer of Global Resources, Inc. ("GRI"), a material sourcing company. Prior to accepting the position of Executive Vice President, Mr. Mabry served in various positions with the Company (including Chief Information Officer) since his joining the Company in September 1995. From 1984 to 1995, Mr. Mabry was employed by DeRoyal Industries where his career advanced from software engineer to vice president of information systems and operations. He also serves as Secretary of the Company.

         Donald "Don" E. McLemore, Ph.D. (age 51) was elected Executive Vice President in December 2000 and President of OREX Technology International, a division of Isolyser, in April 2000. Dr. McLemore served as Vice President of Research and Development for the Company from September 1999 until April 2000. Dr. McLemore joined Isolyser from Raychem Corporation, where was Director of Technology and Business Development for the OEM Electronics Division. Previously, Dr. McLemore was with Dow Chemical Company ("Dow") for 21 years, holding positions with increasing levels of responsibility for Research and Development management, including Director of Technology and Business Development in Dow's New Business unit.

         Rosdon Hendrix (age 62) was elected a Director of the Company in December 1994. Until he retired in June 1992, Mr. Hendrix served for approximately 30 years in various financial positions for General Motors Corporation, including serving as Resident Comptroller from 1975 until his retirement. Since June 1992, Mr. Hendrix has engaged in efficiency consulting studies with various governmental authorities and businesses in Georgia.

         Kenneth F. Davis (age 50) was elected a Director of the Company in January 1996. Dr. Davis has been a practicing surgeon on the staff of the Harbin Clinic and Redmond Regional Medical Center, Rome, Georgia since 1986. In addition, Dr. Davis serves on the Board of AmSouth Bank of Georgia, a publicly owned bank, as well as various other companies, including a privately held hospital consulting firm.

         John E. McKinley (age 58) was elected a Director of the Company in May 1998. Between 1991 and 1996, Mr. McKinley was the principal operating officer of BankSouth Corporation, Atlanta, Georgia, where he was a Board member and Chairman of the Credit Policy Committee. Mr. McKinley also headed the Management Committee of Bank South, which included direct responsibility for credit policy, business banking and mortgage banking. From 1969 to 1991, Mr. McKinley worked with Citizens and Southern National Bank and C&S/Sovran where he was the chief credit officer of C&S Georgia Corporation and a senior vice president. Additionally, Mr. McKinley has taught in numerous banking schools and has authored or co-authored numerous books and articles on banking. Since 1996, Mr. McKinley has been engaged in private consulting services. Mr. McKinley also serves as a director of Inficorp Holdings, Inc.

         Ronald L. Smorada (age 55) was elected a Director of the Company in May 1999. During the past five years, Dr. Smorada has been an active participant in the nonwovens industry holding senior management positions at Reemay, Fiberweb and BBA US Holdings, the latter being the parent of the former two, with nonwoven sales in excess of $800 million. Dr. Smorada worked in the development, acquisition and integration of new and existing businesses, both domestic and international. A major focus for him has been the application and conversion of science and technical concepts into meaningful businesses.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, Isolyser's executive officers and directors and any persons holding more than ten percent of the Company's common stock are required to file with the Securities and Exchange Commission and The Nasdaq Stock Market reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific due dates have been established and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to Isolyser. Based solely on its review of the copies of such reports furnished to Isolyser, or written representations that no reports were required, Isolyser believes that, during 2001, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10% of its common stock complied with the Section 16(a) requirements, except Mr. Wilson filed a report on a purchase of shares of the Company's common stock late.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation paid by the Company to the Company's chief executive officer and each of the other executive officers of the Company serving at December 31, 2001 other than such chief executive officer (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                     Annual Compensation                 Long-Term
                                          ---------------------------------------       Compensation
                                                                     Other Annual          Awards          All Other
Name and Principal Position       Year     Salary          Bonus     Compensation       Options (#)      Compensation
---------------------------       ----     ------          -----     ------------       -----------      ------------
Dan R. Lee                        2001    $248,558       $209,156          -                250,000       $18,116(1)
President and Chief Executive     2000    $174,634       $ 53,813          -                 50,000       $11,894(2)
Officer                           1999    $162,000       $127,044          -                 35,081       $ 7,319(3)


J. Michael Mabry                  2001    $150,000       $ 83,663          -                 50,000       $ 5,877(4)
Executive Vice President and      2000    $162,500       $  8,250          -                      -       $ 6,554(5)
Secretary                         1999    $152,885       $130,800          -                150,000       $ 5,968(6)

                                  2001    $156,346              -          -                      -       $ 6,339(7)
Donald E. McLemore                2000    $146,538       $  8,250          -                145,000       $24,804(8)
Executive Vice President          1999    $ 39,000(9)           -          -                 25,000       $2,251(10)

                                  2001    $149,519       $ 83,663          -                125,000       $6,239(11)
Roger G. Wilson                   2000    $121,539       $ 25,625          -                 25,000       $5,120(12)
Chief Financial Officer           1999    $102,809       $ 44,167          -                  5,000       $4,104(13)

(1) This amount represents $9,942 in contributions to a 401(k) plan, $2,036 for a $250,000 term life insurance policy, $138 for $100,000 of term life insurance and a $6,000 automobile allowance.

(2) This amount represents $6,985 in contributions to a 401(k) plan, $2,036 for a $250,000 term life insurance policy, $138 for $100,000 of term life insurance and a $6,000 automobile allowance.

(3) This amount represents $5,070 in contributions to a 401(k) plan, $2,036 for a $250,000 term life insurance policy and $213 for a $50,000 term life insurance policy.

(4) This amount represents $5,769 in contributions to a 401(k) plan and $108 for a $100,000 term life insurance policy.

(5) This amount represents $6,500 in contributions to a 401(k) plan and $54 for a $100,000 term life insurance policy.

(6) This amount represents $5,908 in contributions to a 401(k) plan and $60 for a $100,000 term life insurance policy.

(7) This amount represents $6,042 in contributions to a 401(k) plan and $297 for a $100,000 term life insurance policy.

(8) This amount represents $18,804 in reimbursements paid for relocation of residence, $5,862 in contributions to a 401(k) plan and $138 for a $100,000 term life insurance policy.

(9) This amount represents compensation paid from September 8, 1999, the date Dr. McLemore became an employee of the Company.

(10) This amount represents $2,251 in reimbursements paid for relocation of residence.

(11) This amount represents $5,981 in contributions to a 401(k) plan and $258 for a $100,000 term life insurance policy.

(12) This amount represents $4,862 in contributions to a 401(k) plan and $258 for a $100,000 term life insurance policy.

(13)     This amount represents $4,104 in contributions to a 401(k) plan.

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

         As of March 15, 2002, options to purchase 1,953,320 shares of common stock were outstanding under the 1992 Stock Option Plan and approximately 314,198 shares of common stock were available for future awards under that Plan prior to its expiration on April 27, 2002. The expiration of the 1992 Stock Option Plan does not affect options outstanding under that Plan.

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

         As of March 15, 2002, options to purchase 1,153,000 shares of common stock were outstanding under the 1999 Stock Option Plan and approximately 47,000 shares of common stock were available for future awards under the 1999 Stock Option Plan.

         Employee Stock Purchase Plan. In March 1999 the Board approved and in May 1999 the Company's shareholders ratified, the adoption of the Company's Employee Stock Purchase Plan for employees of the Company and its subsidiaries (the "1999 Stock Purchase Plan"). The 1999 Stock Purchase Plan was established pursuant to the provisions of Section 423 of the Code to provide a method whereby all eligible employees of the Company may acquire a proprietary interest in the Company through the purchase of common stock. Under the 1999 Stock Purchase Plan payroll deductions are used to purchase the Company's common stock. An aggregate of 700,000 shares of common stock of the Company were reserved for issuance under the 1999 Stock Purchase Plan. Through December 31, 2001, a total of 274,079 shares of common stock had been purchased under such plan, leaving 425,921 shares of common stock available for issuance under such plan in the future.

Stock Options

         The Company granted options to its Named Executive Officers in 2001 as set forth in the following table. The Company has no stock appreciation rights ("SARs") outstanding.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                          Individual Grants
                      ----------------------------------------------------------
                                       Percent of                                  Potential Realizable Value at
                       Number of          Total                                    Assumed Annual rates of Stock
                       Securities     Options/SARs                                  Price Appreciation for Option
                       Underlying      Granted to      Exercise                               Term(1)
                      Options/SARs    Employees in      Price       Expiration    --------------------------------
       Name           Granted (#)      Fiscal Year      ($/Sh)         Date           5% ($)          10% ($)
--------------------  -------------   --------------   -----------  ------------  ---------------  ---------------
Dan R. Lee              250,000           19.5%            $1.66     05/16/11         $260,991         $661,403

J. Michael Mabry         50,000           3.9%             $1.66     05/16/11         $ 52,198         $132,281

Roger G. Wilson         125,000           9.8%             $1.66     05/16/11         $130,496         $330,702

------------------

         (1) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions.



         The following table sets forth the value of options exercised during 2001 and of unexercised options held by the Company's Named Executive Officers at December 31, 2001.

             AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                              Number of
                                                                             Securities           Value of
                                                                             Underlying          Unexercised
                                                                             Unexercised        in-the-Money
                                                                           Options/SARs at     Options/SARs at
                                                                             FY-End (#)          FY-End ($)
                                    Shares Acquired          Value          Exercisable/        Exercisable/
Name                                On Exercise (#)      Realized ($)       Unexercisable       Unexercisable
----                                ---------------      ------------       -------------       -------------
Dan R. Lee                                 -                   -           156,820/305,041    $ 52,116/$496,806(1)
J. Michael Mabry                           -                   -           176,084/144,441    $259,347/$275,700(2)
Donald E. McLemore                         -                   -            48,750/121,250    $ 75,938/$227,813(3)
Roger G. Wilson                            -                   -            18,750/151,250    $ 35,547/$246,485(4)
------------------

      (1) The indicated value is based on exercise prices ranging from $1.1875 to $3.49 per share on 165,591 exercisable options and exercise prices ranging from $1.1875 to $2.125 on 296,270 unexercisable options, and a value per share on December 31, 2001 of $2.55.

      (2) The indicated value is based on exercise prices ranging from $1.25 to $3.375 per share on 213,584 exercisable options and exercise prices ranging from $1.25 to $2.2813 on 106,941 unexercisable options, and a value per share on December 31, 2001 of $2.55.

      (3) The indicated value is based on exercise prices ranging from $2.25 to $4.188 per share on 48,750 exercisable options and exercise prices ranging from $2.25 to $4.188 on 121,250 unexercisable options, and a value per share on December 31, 2001 of $2.55.

      (4) The indicated value is based on exercise prices ranging from $1.1875 to $2.2813 per share on 20,000 exercisable options and exercise prices ranging from $1.1875 to $2.2813 on 150,000 unexercisable options, and a value per share on December 31, 2001 of $2.55.

Director Compensation

         In consideration of Mr. McGrevin's agreement to serve as Chairman effective upon the immediately preceding Chairman's resignation, the Chairman received a retainer at the rate of $100,000 for the period beginning December 1, 2000 through June 30, 2001. Beginning July 1, 2001, such retainer adjusted to the rate of $48,000 per year. In December 2001, the Board authorized the increase in Mr. McGrevin's retainer to $75,000 per year, beginning on January 1, 2002.

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

               Name                Number of Shares          Exercise Price
               ----                ----------------          --------------

         Rosdon Hendrix                 20,000                   $0.7188

         Kenneth F. Davis               10,000                   $0.7188

         Ronald L. Smorada              10,000                   $0.7188


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 18, 2002, certain information regarding the beneficial ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock, (ii) each director and Named Executive Officer identified under "Executive Compensation" above, and (iii) all directors and executive officers as a group.

                                                                                          Percentage of Common
                                                                 Shares Beneficially       Stock Beneficially
Name of Beneficial Owner                                                Owned                    Owned
------------------------                                                -----                    -----
Gene R. McGrevin (1)                                                   445,000                     1%
Dan R. Lee (2)                                                         278,152                     *
Rosdon Hendrix (3)                                                     147,000                     *
Kenneth Davis (4)                                                      120,243                     *
John E. McKinley (5)                                                   180,000                     *
Ronald L. Smorada (6)                                                   65,000                     *
J. Michael Mabry (7)                                                   243,908                     *
Donald E. McLemore (8)                                                  64,250                     *
Roger G. Wilson (9)                                                     85,549                     *
Dimensional Fund Advisors, Inc. (10)                                 2,690,170                     6%

All directors and executive officers as a group (9 persons) (11)     1,629,102                     3%

------------------

  *      Represents less than 1% of the common stock

(1)      Includes options to acquire 405,000 shares exercisable within 60 days.
(2)      Includes options to acquire 228,087 shares exercisable within 60 days.
(3)      Includes options to acquire 117,000 shares exercisable within 60 days.
(4)      Includes options to acquire 87,000 shares exercisable within 60 days.
(5)      Includes options to acquire 60,000 shares exercisable within 60 days.
(6)      Includes options to acquire 65,000 shares exercisable within 60 days.
(7)      Includes options to acquire 226,084 shares exercisable within 60 days.
(8)      Includes options to acquire 51,250 shares exercisable within 60 days.
(9)      Includes options to acquire 56,250 shares exercisable within 60 days.
(10) As reported by Dimensional Fund Advisors, Inc. in a Statement on Form 13G filed with the Securities and Exchange Commission. Dimensional Fund Advisors, Inc. address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.
(11) Includes options to acquire 1,295,671 shares exercisable within 60 days.



ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May, 2000, the Company and certain of its affiliates and employees organized Global Resources, Inc. Global Resources provides supply-chain management and material sourcing services for product in China. Isolyser and J. Michael Mabry (an executive officer of Isolyser) own 19.5% and 30%, respectively, of Global Resources, and Mr. Mabry is the President and Chief Executive Officer of Global Resources. Prior to December 31, 2001, Gene McGrevin (the Chairman of Isolyser) owned 10% of Global Resources which he transferred to Isolyser effective December 31, 2001. In accordance with a Services Agreement dated June 1, 2000, between Isolyser and Global Resources, Global Resources agreed to provide Isolyser with supply-chain management services addressing the sourcing of PVA fiber and manufacturing and shipping of products by contract manufacturers of Isolyser located in China, and agreed to protect Isolyser's confidential information and to certain other covenants protecting Isolyser against competition. For these services, Isolyser agreed to pay an annual fee of $338,000 (plus certain salary and benefits of certain employees) for the first year of the Agreement and $250,000 for each of the second and third year of the Agreement. In addition, Isolyser loaned $200,000 to Global Resources to finance startup costs. The loan accrues interest at 6% (with all accrued and unpaid interest added to principal at the end of year one), and thereafter the loan is repayable in equal quarterly installments of principal plus accrued and unpaid interest, and matures on May 31, 2003. The loan is secured by guarantees from each of the other stockholders of Global Resources and pledges of such other stockholders shares in Global Resources. The Board of Directors of Isolyser, with Mr. McGrevin abstaining, approved these various agreements with Global Resources after full consideration of the terms and provisions of these agreements. During 2001, Microtek began sourcing manufacturing of various of its products through Global Resources where such supply arrangements were advantageous to Microtek based on favorable pricing and other considerations. During 2001, the Company paid a total of $927,482 for products supplied, services rendered and expenses incurred by Global Resources for the benefit of the Company.

         In August 2000, Isolyser entered into an agreement with VersaCore Industrial Corporation to purchase from VersaCore certain equipment used for novel applications of nonwoven materials. Ron Smorada, one of the directors of the Company, is an owner and the president of VersaCore. The purchase price for such equipment was to be $350,000, and the equipment was to be custom manufactured by a third party at a cost to VersaCore which VersaCore has estimated at approximately $280,000. In accordance with the terms of the agreement, Isolyser advanced to VersaCore $225,000 in connection with and following the ordering of such equipment. By agreement with VersaCore, such order was subsequently cancelled, and it was agreed that Isolyser would not be required to make further payments for such equipment and would not receive delivery of such equipment. In addition, Isolyser would be repaid its advance for the equipment at the time of VersaCore's sale of the equipment to a third party.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1) and (2) - Financial Statements and Schedules


The following financial statements and schedules are filed as part of this annual report.

    Consolidated Financial Statements and Independent Auditors' Report:
    Independent Auditors' Report
    Consolidated Balance Sheets as of December 31, 2001 and 2000
    Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999
    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999 Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 Notes to the Consolidated Financial Statements

Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

Other schedules are omitted because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(3)(a)   Exhibits

2.1 PVA Agreement dated August 11, 1998, between Isolyser Company, Inc. and Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.5 filed with the Company's Current Report on Form 8-K dated August 11, 1998).
2.2 Stock Purchase Agreement dated June 10, 1999, between Premier Products LLC and Isolyser Company, Inc. (incorporated by reference to Exhibit
         2.1 to the Company's Current Report on Form 8-K filed July 13, 1999).
2.3 Asset Purchase Agreement dated as of May 25, 1999, among Allegiance Healthcare Corporation ("Allegiance"), Isolyser and MedSurg (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K filed July 27, 1999).
2.4 First Amendment to Asset Purchase Agreement dated as of July 12, 1999, among Allegiance, Isolyser and MedSurg (incorporated by reference to Exhibit 2.2 in the Company's Current Report on Form 8-K filed July 27,
         1999).

2.5 Supply and License Agreement dated as of July 12, 1999,between Isolyser and Allegiance (incorporated by reference to Exhibit 2.3 in the Company's Current Report on Form 8-K filed July 27, 1999).
2.6 Escrow Agreement dated as of July 12, 1999, among Allegiance, First National Bank of Chicago and Isolyser (incorporated by reference to Exhibit 2.5 in the Company's Current Report on Form 8-K filed July 27,
         1999).
2.7 Letter Agreement dated January ____, 2001, between Allegiance Healthcare Corporation and the Company (incorporated by reference to Exhibit 10.20 of the Company Annual Report on Form 10-K for the year ended December 31, 2000).
2.8* Termination and Settlement Agreement dated September ___, 2001 between Allegiance and Isolyser.
3.1 Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).
3.2 Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the period ending December 31, 1996).
3.3 Amended and Restated Bylaws of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).
3.4 First Amendment to Amended and Restated Bylaws of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 29, 1996).
3.5 Second Amendment of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 20, 1996).
4.1      Specimen Certificate of Common Stock (incorporated by reference to
         Exhibit 4.1 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).
4.2 Shareholder Protection Rights Agreement dated as of December 20, 1996 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 20, 1996).
4.3 First Amendment to Shareholder Protection Rights Agreement dated as of October 14, 1997 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K/A filed on October 14, 1997).
4.4 Amended and Restated Credit Agreement dated as of May 14, 2001, between the Company and The Chase Manhattan Bank, as Agent (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q filed August 14, 2001).
10.1 Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
10.2     Second Amendment to Stock Option Plan (incorporated by reference to
         Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
10.3 Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994).
10.4 Form of Fourth Amendment to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1995).
10.5 Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996).
10.6 Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
10.7 Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
10.8 Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).
10.9 1995 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.39 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994).
10.10 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Schedule 14A filed on April 19, 1999).
10.11 Employment Agreement dated as of December 17, 1998, between the Company and Jerry Wilson (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31,
         2000).

10.12 Employment Agreement dated as of July 1, 2000, between the Company and Michael Mabry (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31,
         2000).
10.13 Services Agreement dated January ____, 2000, between the Company and MindHarbor, Inc (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31,
         2000).
10.14 Services Agreement dated as of June 1, 2000, between the Company and Global Resources, Inc (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.15* Stock Purchase Agreement dated December 31, 2001, among Gene McGrevin, the Company, Global Resources, Inc. and others.
21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
23.1*    Consent of Deloitte & Touche LLP

------------------------------
* Filed herewith.

(b)      Reports on Form 8-K:

No reports on Form 8-K were filed for the quarter ending December 31, 2001.

3(b) Executive Compensation Plans and Arrangements.

1. Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
2.       Second Amendment to Stock Option Plan (incorporated by reference to
         Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
3. Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994).
4. Form of Fourth Amendments to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1995).
5. Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996).
6. Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
7. Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
8. Form of Option for employees of the Company outside of Stock Option Plan (incorporated by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).
9. Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).
10. 1995 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.39 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994).
11. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Schedule 14A filed on April 19, 1999).
12. Employment Agreement dated as of December 17, 1998, between the Company and Jerry Wilson.
13. Employment Agreement dated as of July 1, 2000, between the Company and Michael Mabry.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                          ISOLYSER COMPANY, INC.


                          By: /s/ Dan R. Lee
                              -------------------------------------------------
                              Dan R. Lee, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 29, 2002.


SIGNATURE                       TITLE
---------                       -----


/s/ Dan R. Lee                  President, Chief Executive Officer and Director
---------------------------     (principal executive officer)
Dan R. Lee

/s/ Roger G. Wilson             Chief Financial Officer and Treasurer (principal
---------------------------     financial and accounting officer)
Roger G. Wilson

/s/ Gene R. McGrevin            Chairman of the Board of Directors
---------------------------
Gene R. McGrevin

/s/ Rosdon Hendrix              Director
---------------------------
Rosdon Hendrix

/s/ Kenneth F. Davis            Director
---------------------------
Kenneth F. Davis

/s/ John E. McKinley            Director
---------------------------
John E. McKinley

/s/ Ronald L. Smorada           Director
---------------------------
Ronald L. Smorada

--------------------------------------------------------------------------------
Isolyser Company, Inc.
and Subsidiaries

Consolidated Financial Statements
as of December 31, 2001 and 2000 and
for Each of the Three Years in the
Period Ended December 31, 2001
and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors of Isolyser Company, Inc.:
Norcross, Georgia

We have audited the accompanying consolidated balance sheets of Isolyser Company, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income
(loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Isolyser Company, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Atlanta, Georgia                                  Deloitte & Touche LLP
February 19, 2002

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                      In thousands, except share data
DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------

ASSETS                                                     2001          2000
                                                        ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents                             $  10,587     $  14,379
  Accounts receivable, net of allowance for doubtful
    accounts of $894 and $1,122, respectively              16,141        11,836
  Other receivables                                           587           433
  Inventory, net                                           27,022        16,160
  Prepaid expenses and other assets                         1,215         1,633
                                                        ---------     ---------
        Total current assets                               55,552        44,441


PROPERTY AND EQUIPMENT:
  Land                                                        245           245
  Building and leasehold improvements                       4,471         4,086
  Equipment                                                15,169        13,332
  Furniture and fixtures                                    1,849         1,804
  Other                                                       260           513
                                                        ---------     ---------
                                                           21,994        19,980
  Less accumulated depreciation                            14,455        12,948
                                                        ---------     ---------
        Property and equipment, net                         7,539         7,032


INTANGIBLE ASSETS:
  Goodwill                                                 29,953        26,691
  Customer lists                                              586           386
  Covenants not to compete                                    575            75
  Patent and license agreements                             3,847         3,869
  Other                                                       887            55
                                                        ---------     ---------
                                                           35,848        31,076
  Less accumulated amortization                             9,497         8,019
                                                        ---------     ---------
        Intangible assets, net                             26,351        23,057

Deferred income taxes                                       2,018             -
OTHER ASSETS, net                                           2,870         2,439
                                                        ---------     ---------

TOTAL ASSETS                                            $  94,330     $  76,969
                                                        =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY                       2001          2000
                                                        ---------     ---------

CURRENT LIABILITIES:
  Accounts payable                                      $   4,934     $   4,035
  Accrued compensation                                      1,871         1,164
  Other accrued liabilities                                 1,220         2,096
  Current portion of long-term debt                           260           256
  Current portion of deferred licensing revenue             1,427         1,508
  Current portion of accrued customer rebates                 490           490
  Current portion of product financing agreement              404           520
                                                        ---------     ---------
        Total current liabilities                          10,606        10,069

LONG-TERM LIABILITIES:
   Long-term debt                                          12,649           491
   Long-term portion of deferred licensing revenue              -         1,508
   Long-term portion of accrued customer rebates                -           490
   Long-term portion of product financing agreement             -           406
   Other long-term liabilities                              1,487           407
                                                        ---------     ---------
        Total long-term liabilities                        14,136         3,302


SHAREHOLDERS' EQUITY:
  Participating preferred stock, no par; 500,000
    Shares authorized, none issued                              -             -
  Common stock, $.001 par; 100,000,000 shares
    Authorized; 42,558,733 and 41,687,155 shares
    Issued, respectively                                       43            42
  Additional paid-in capital                              210,251       208,613
  Accumulated deficit                                    (138,636)     (143,425)
  Unearned shares restricted to employee stock
    Ownership plan                                            (60)         (120)

  Unrealized loss on available for sale securities            (96)            -
  Cumulative translation adjustment                          (239)         (180)
                                                        ---------     ---------
                                                           71,263        64,930
  Treasury shares, at cost; 756,794 and
     543,294 shares, respectively                          (1,675)       (1,332)
                                                        ---------     ---------
        Total shareholders' equity                         69,588        63,598
                                                        ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  94,330     $  76,969
                                                        =========     =========

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
----------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
----------------------------------------------------------------------------------------------------
             In thousands, except per share data                    2001         2000         1999
                                                                  --------     --------     --------
NET SALES                                                         $ 79,470     $ 53,931     $ 97,554
LICENSING REVENUES                                                   1,497        2,433        1,500
                                                                  --------     --------     --------
        Net revenues                                                80,967       56,364       99,054
COST OF GOODS SOLD                                                  48,497       35,938       61,970
                                                                  --------     --------     --------
        Gross profit                                                32,470       20,426       37,084
OPERATING EXPENSES:
  Selling, general, and administrative                              25,166       21,246       26,596
  Amortization of intangibles                                        1,520        1,780        1,440
  Research and development                                           1,644        4,098        3,724
  Impairment charge                                                      -            -          769
  Gain on dispositions                                                   -          (21)        (628)
  Restructuring charge                                                   -        1,555            -
                                                                  --------     --------     --------
        Total operating expenses                                    28,330       28,658       31,901
                                                                  --------     --------     --------
INCOME (LOSS) FROM OPERATIONS                                        4,140       (8,232)       5,183
INTEREST INCOME                                                        321          823          450
INTEREST EXPENSE                                                      (810)        (474)      (1,645)
LOSS FROM MINORITY EQUITY POSITION                                       -       (4,104)           -
                                                                  --------     --------     --------
INCOME (LOSS) BEFORE INCOME TAX PROVISION                            3,651      (11,987)       3,988
INCOME TAX (BENEFIT) EXPENSE                                        (1,138)         155        1,291
                                                                  --------     --------     --------
NET INCOME (LOSS)                                                 $  4,789     $(12,142)    $  2,697
                                                                  --------     --------     --------
OTHER COMPREHENSIVE (LOSS) INCOME:
  Unrealized loss on available for sale securities                     (96)         (13)           -
  Foreign currency translation (loss) gain                             (59)        (158)          53
                                                                  --------     --------     --------
COMPREHENSIVE INCOME (LOSS)                                       $  4,634     $(12,313)    $  2,750
                                                                  ========     ========     ========
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted            $   0.11     $  (0.29)    $   0.07
                                                                  --------     --------     --------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic        41,651       41,269       40,318
                                                                  --------     --------     --------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Diluted      41,842       43,221       41,158
                                                                  --------     --------     --------

See notes to consolidated financial statements.

ISOLYSER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
                                  In Thousands



                                                                       Common Stock                 Treasury Stock
                                                                ---------------------------   --------------------------
                                                                   Shares        Amount         Shares        Amount
                                                                   ------        ------         ------        ------

BALANCE - December 31, 1998                                        39,804     $     40              47    $     (434)

Issuance of 110 shares of common stock pursuant to ESPP               110
Issuance of 251 shares of common stock pursuant to 401 (k) plan       251
Release of 17 shares reserved for ESOP
Stock option compensation expense
Tax benefits related to stock options
Exercise of stock options and warrants                                565            1
Currency translation gain
Net income
                                                                --------------------------------------------------------

BALANCE - December 31, 1999                                        40,730           41              47          (434)

Issuance of 38 shares of common stock pursuant to ESPP                 38
Issuance of 119 shares of common stock pursuant to 401 (k) plan       119
Release of 17 shares reserved for ESOP
Stock option compensation expense
Purchase of 496 shares of treasury stock                                                           496          (898)
Exercise of stock options and warrants                                800            1
Currency translation loss
Net loss
                                                                --------------------------------------------------------

BALANCE - December 31, 2000                                        41,687           42             543        (1,332)

Issuance of 119 shares of common stock pursuant to ESPP               119
Issuance of 284 shares of common stock pursuant to 401 (k) plan       284            1
Issuance of 250 shares of common stock for MICROBasix LLC             250
acquisition
Release of 17 shares reserved for ESOP
Stock option compensation expense
Tax benefits related to stock options
Purchase of 214 shares of treasury stock                                                           214          (343)
Exercise of stock options and warrants                                219
Unrealized loss on available for sale securities
Currency translation loss
Net income
                                                                --------------------------------------------------------

BALANCE - December 31, 2001                                        42,559     $     43             757     $  (1,675)
                                                                ========================================================



                                                                     Additional
                                                                      Paid in    Accumulated   Translation
                                                                      Capital      Deficit     Adjustment
                                                                      -------      -------     ----------

BALANCE - December 31, 1998                                        $  203,364   $ (133,980)     $     (75)

Issuance of 110 shares of common stock pursuant to ESPP                   117
Issuance of 251 shares of common stock pursuant to 401 (k) plan           582
Release of 17 shares reserved for ESOP                                    (11)
Stock option compensation expense                                         568
Tax benefits related to stock options                                     217
Exercise of stock options and warrants                                  1,763
Currency translation gain                                                                             53
Net income                                                                           2,697
                                                                ------------------------------------------

BALANCE - December 31, 1999                                           206,600     (131,283)          (22)

Issuance of 38 shares of common stock pursuant to ESPP                    111
Issuance of 119 shares of common stock pursuant to 401 (k) plan           366
Release of 17 shares reserved for ESOP                                    (44)
Stock option compensation expense                                          73
Purchase of 496 shares of treasury stock
Exercise of stock options and warrants                                  1,507
Currency translation loss                                                                           (158)
Net loss                                                                           (12,142)
                                                                ------------------------------------------

BALANCE - December 31, 2000                                           208,613     (143,425)         (180)

Issuance of 119 shares of common stock pursuant to ESPP                   119
Issuance of 284 shares of common stock pursuant to 401 (k) plan           333
Issuance of 250 shares of common stock for MICROBasix LLC                 265
acquisition
Release of 17 shares reserved for ESOP                                    (18)
Stock option compensation expense                                         106
Tax benefits related to stock options                                     467
Purchase of 214 shares of treasury stock
Exercise of stock options and warrants                                    366
Unrealized loss on available for sale securities
Currency translation loss                                                                            (59)
Net income                                                                           4,789
                                                                ------------------------------------------

BALANCE - December 31, 2001                                        $  210,251   $    (138,636)  $   (239)
                                                                ==========================================
                                                                    Unrealized
                                                                     Loss on
                                                                    Available
                                                                       for
                                                                      Sale             ESOP        Shareholders'
                                                                    Securities        Shares         Equiity
                                                                    ----------        ------         -------

BALANCE - December 31, 1998                                        $      -       $     (240)     $    68,675

Issuance of 110 shares of common stock pursuant to ESPP                                                   117
Issuance of 251 shares of common stock pursuant to 401 (k) plan                                           582
Release of 17 shares reserved for ESOP                                                    60               49
Stock option compensation expense                                                                         568
Tax benefits related to stock options                                                                     217
Exercise of stock options and warrants                                                                  1,764
Currency translation gain                                                                                  53
Net income                                                                                              2,697
                                                                ------------------------------------------------

BALANCE - December 31, 1999                                               -             (180)          74,722

Issuance of 38 shares of common stock pursuant to ESPP                                                    111
Issuance of 119 shares of common stock pursuant to 401 (k) plan                                           366
Release of 17 shares reserved for ESOP                                                    60               16
Stock option compensation expense                                                                          73
Purchase of 496 shares of treasury stock                                                                 (898)
Exercise of stock options and warrants                                                                   1,508
Currency translation loss                                                                                (158)
Net loss                                                                                              (12,142)
                                                                ------------------------------------------------

BALANCE - December 31, 2000                                               -             (120)          63,598

Issuance of 119 shares of common stock pursuant to ESPP                                                   119
Issuance of 284 shares of common stock pursuant to 401 (k) plan                                           334
Issuance of 250 shares of common stock for MICROBasix LLC                                                 265
acquisition
Release of 17 shares reserved for ESOP                                                    60               42
Stock option compensation expense                                                                         106
Tax benefits related to stock options                                                                     467
Purchase of 214 shares of treasury stock                                                                 (343)
Exercise of stock options and warrants                                                                    366
Unrealized loss on available for sale securities                        (96)                              (96)
Currency translation loss                                                                                 (59)
Net income                                                                                              4,789
                                                                ------------------------------------------------

BALANCE - December 31, 2001                                        $    (96)      $      (60)     $    69,588
                                                                ================================================

See notes to consolidated financial statements.

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------

                      In thousands                                   2001         2000         1999
                                                                   --------     --------     --------
OPERATING ACTIVITIES:
  Net income (loss)                                                $  4,789     $(12,142)    $  2,697
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation                                                    2,520        2,529        2,604
      Amortization of intangibles                                     1,520        1,780        1,277
      Licensing revenue                                              (1,497)      (2,433)      (1,500)
      Deferred income taxes                                          (2,018)           -            -
      Provision for doubtful accounts                                   165          507          143
      Provision for (recovery of) obsolete and slow moving              256        3,522       (1,394)
        inventory
      Impairment loss                                                     -            -          769
      Gain on dispositions                                                -          (21)        (628)
      Compensation expense related to ESOP                               42           16           49
      Stock option compensation expense                                 106           73          568
      Tax benefits related to stock options                             467            -          217
      Changes in assets and liabilities, net of effects of
        acquisitions and disposed businesses:
          Accounts receivable                                          (895)        (463)      (1,916)
          Inventories                                                (7,036)       4,412       (1,145)
          Prepaid expenses and other assets                            (322)       2,937       (1,827)
          Accounts payable                                           (1,488)        (870)       1,474
          Accrued compensation                                          707         (639)         109
          Other accrued liabilities                                   1,080        2,451       (2,829)
          Other liabilities                                            (876)      (3,370)         (48)
                                                                   --------     --------     --------

            Net cash used in operating activities                    (2,480)      (1,711)      (1,380)
                                                                   --------     --------     --------

INVESTING ACTIVITIES:
  Purchase of and deposits for property and equipment                (1,055)      (1,116)      (1,306)
  Investment in available for sale securities                             -         (249)           -
  Investment in Global Resources                                          -          (44)           -
  Loss on minority equity position in Thantex                             -        3,604            -
  Acquisition of Lingeman Medical                                         -       (1,822)           -
  Acquisition of Deka Medical                                       (11,640)           -            -
  Acquisition of MICROBasix LLC                                        (675)           -            -
  Proceeds from sales of property and equipment                           -          168            -
  Disposition proceeds                                                    -            -       35,600
                                                                   --------     --------     --------

            Net cash (used in) provided by investing activities     (13,370)         541       34,294
                                                                   --------     --------     --------

FINANCING ACTIVITIES:
  Borrowings under line of credit agreements                         12,418            -       35,967
  Repayments under line of credit agreements                              -            -      (59,086)
  Proceeds from notes payable                                             -          675            -

(continued)

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------

                      In thousands                                   2001         2000         1999
                                                                   --------     --------     --------
  Repayment of notes payable                                           (778)      (3,060)      (2,630)
  Proceeds from issuance of common stock                                454          477          699
  Repurchase of treasury stock                                         (343)        (898)           -
  Proceeds from exercise of stock options                               366        1,507        1,764
                                                                   --------     --------     --------

            Net cash provided by (used in) financing activities      12,117       (1,299)     (23,286)
                                                                   --------     --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (59)        (158)          53
                                                                   --------     --------     --------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                   (3,792)      (2,627)       9,681

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  14,379       17,006        7,325
                                                                   --------     --------     --------

  End of year                                                      $ 10,587     $ 14,379     $ 17,006
                                                                   ========     ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest                                                       $    602     $    238     $  1,345
                                                                   ========     ========     ========

    Income taxes                                                   $    483     $    356     $    928
                                                                   ========     ========     ========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Disposition escrow account (Note 2)                              $      -     $      -     $  3,130
                                                                   ========     ========     ========

  Common stock issued for acquisition of MICROBasix
  (Note 2)                                                         $    265     $      -     $      -
                                                                   ========     ========     ========

                                                                                          (concluded)

See notes to consolidated financial statements.

ISOLYSER COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000 AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Isolyser Company, Inc. and subsidiaries (the "Company") develop, manufacture, and market proprietary and other products and services for patient care, occupational safety and management of potentially infectious and hazardous waste primarily for the domestic healthcare market, which represents one business segment. The Company markets its products to hospitals and other end users through a broad distribution system consisting of multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. The Company also markets certain of its products through customer procedure tray companies. The Company's revenues are generated through two operating units, Microtek Medical, Inc. ("Microtek"), a subsidiary of the Company, and OREX Technologies International ("OTI"), an operating division. Microtek is the core business of the Company. OTI is seeking to commercialize its patented technology in the nuclear industry. To date, revenues in the nuclear industry have not been material.

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

      Revenue Recognition - Revenues from the sale of the Company's products are recognized at the time of shipment when persuasive evidence of a sale arrangement exists, delivery has occurred, the price is fixed and collectibility of the associated receivable is reasonably assured. The Company does not grant its distributors or other customers price protection rights or rights to return products bought, other than normal and customary rights of return for defects in materials or workmanship. The Company is not obligated to accept product returns for any other reason. Actual returns have not historically been significant.

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

      Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight-line method over the lease life or estimated useful lives of the related assets, whichever is shorter. At December 31, 2001, the Company had property and equipment with the following estimated lives:

             Property and Equipment                        Estimated Life
             ----------------------                        --------------
      Building and leasehold improvements                   3 to 20 years
      Equipment                                             3 to 10 years
      Furniture and fixtures                                3 to 5 years
      Other                                                 3 to 7 years

      Intangible Assets - Intangible assets consist primarily of goodwill, customer lists and patent and license agreements and are amortized using the straight-line method over the following estimated useful lives:

                 Intangible Asset                       Estimated Useful Life
                 ----------------                       ---------------------
      Goodwill                                              15 to 40 years
      Customer lists                                         5 to 15 years
      Covenants not to compete                                  5 years
      Patent and license agreements                         13 to 17 years
      Other intangibles                                         5 years

      Portions of these intangibles were sold in conjunction with the 1999 dispositions (Note 2).

      Investment in Available for Sale Securities - The Company holds approximately 7.5% interest in Consolidated Ecoprogress Technology, Inc., a Canadian technology marketing company trading on the Vancouver Securities Exchange.

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

      Foreign Currency Translation - The assets and liabilities of the Company's United Kingdom subsidiary are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates. The effect of foreign currency transactions was not material to the Company's results of operations for the years ended December 31, 2001, 2000 and 1999.

      Impairment of Long-Lived Assets - The Company reviews long-lived assets, certain intangibles and goodwill for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable based on estimates of future undiscounted cash flows. Impairment of goodwill and the need for the related impairment writedown, if any, is measured based on estimates of future undiscounted cash flows including interest charges. In the event of impairment, the asset is written down to its fair market value. In addition, management periodically reviews the appropriateness of the assets' amortization lives. Assets held for disposal, if any, are carried at the lower of carrying amount or fair value, less estimated cost to sell such assets. The Company discontinues depreciating or amortizing assets held for sale effective with the decision to sell the assets (Note 2).

      Earnings Per Share - Earnings per share is calculated in accordance SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic and diluted weighted-average share differences result solely from dilutive common stock options. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. Options to purchase 3.3 million, 1.2 million and 2.9 million shares were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted net income (loss) per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

      Derivative Instruments and Hedging Activities - The Company accounts for derivative and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company on January 1, 2001. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At December 31, 2001 and 2000 the Company had no derivative instruments.

      Newly Issued Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the use of the pooling-of-interests method. The application of SFAS 141 did not affect any of the Company's previously reported amounts included in goodwill or other intangible assets. SFAS 142 requires that the amortization of goodwill will cease prospectively upon adoption and instead, the carrying value of goodwill will be evaluated using an impairment approach. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (however, see below). SFAS 142 is effective for fiscal years beginning after December 15, 2001, and was implemented by the Company on January 1, 2002. Subsequently, the Company expects to discontinue amortizing goodwill but will continue to amortize other intangible assets. At December 31, 2001, the net book value of goodwill approximated $22.5 million and the net book value of other intangible assets approximated $3.9 million. Goodwill amortization in 2001 was approximately $1.1 million, or $.02 per share. The Company is currently evaluating other impacts of the adoption of SFAS 142 on its consolidated financial statements.

      Additionally, in August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Although SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed (i.e., the depreciable life should be revised until the asset is actually abandoned or exchanged). Also, SFAS 144 includes the basic provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can by clearly distinguished from the rest of the entity. The provisions of SFAS 144 generally are to be applied prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is currently evaluating the impact of the adoption of SFAS 144 on its consolidated financial statements.

      Reclassifications - Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation.

2.    ACQUISTIONS AND DISPOSITIONS

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

      On July 12, 1999, the Company disposed of substantially all of the assets of its MedSurg subsidiary and entered into a license agreement with Allegiance Healthcare Corporation ("Allegiance") (Note 10), for net proceeds of $28.6 million, consisting of $25.5 million in cash and a $3.1 million escrow receivable. The escrow was settled in July 2000. In conjunction with the sale, the Company recorded a gain of $628,000. A portion of the proceeds was used to repay the then remaining outstanding borrowings under the Company's Credit Agreement (Note 5).

      On January 31, 2000, the Company transferred title of the remaining net assets held-for-sale to Allegiance. The effect of not depreciating net assets held for sale was $272,000 in 1999.

      The following represents the results of operations (including impairment charges) of the entities that were disposed of for the year ended December 31, 1999:

                  (in thousands, except per share data)

        Net revenues                                           $    38,673

        Net loss                                                     (509)

        Net loss per share - Basic and Diluted                      (0.01)


      On October 19, 2000, Microtek acquired certain assets and assumed certain liabilities of Lingeman Medical Products, Inc. ("Lingeman"). In conjunction with the closing, Microtek issued a Promissory Note in the principal amount of $675,000, which is payable in equal annual installments through October 2003 and bears interest at the Prime Rate, as adjusted at the beginning of each calendar quarter (6.0% at December 31, 2001).

      Effective February 2, 2001, Microtek entered into a definitive agreement to acquire substantially all of the assets of Deka Medical, Inc. ("Deka") for cash. Similar to Microtek, Deka previously manufactured and marketed specialty equipment drapes for use in various surgical procedures to prevent infection. Concurrently with the signing of the definitive agreement, Microtek acquired Deka's post-surgical clean-up product line. Effective March 2, 2001, Microtek concluded the acquisition by acquiring substantially all of the assets of Deka used in Deka's patient and medical equipment drape product line. The purchase price of approximately $11.6 million was allocated as follows (in thousands):

         Purchase price paid as:
              Cash                                                    $ 3,000
              Long-term debt
                                                                        8,640
                                                                      -------
                   Total purchase consideration                        11,640

         Allocated to:
              Accounts receivable, net                   $ 4,109
              Inventories, net
                                                           4,082
              Property and equipment
                                                           1,773
              Identifiable intangible assets
                                                             600
              Accounts payable                            (2,185)
                                                         -------
                   Total allocation
                                                                        8,379
                                                                      -------

         Goodwill                                                     $ 3,261
                                                                      =======

      Concurrent with the Deka acquisition, Microtek entered into deferred compensation arrangements with certain of Deka's key employees to gain their assistance with the integration of the Microtek and Deka organizations immediately following the acquisition and their support toward the continued success of the acquired product lines under Microtek's management. These arrangements provide for lump-sum payments at the end of a four-year employment period and are automatically forfeited if employment is terminated during this period. The aggregate current obligation under these arrangements at December 31, 2001 was $726,000 and is included in other long-term liabilities in the accompanying consolidated balance sheets. The corresponding deferred charge totaled $522,000 at December 31, 2001 and is included in other assets in the accompanying consolidated balance sheets. The deferred asset is being amortized to compensation expense over the four-year term of the arrangements. Total compensation expense recorded in 2001 with respect to these arrangements was $204,000.

      On February 16, 2001, the Company acquired the assets of MICROBasix LLC ("MICROBasix") for approximately $675,000 in cash and the issuance of 250,000 shares of the Company's common stock, having a market value of approximately $265,000. The acquisition follows the development of a cooperative alliance relationship with MICROBasix in 2000 for the purpose of sharing technologies, products and services that provide significant volume reduction of low-level radioactive waste for the nuclear industry. The purchase price was allocated as follows (in thousands):

         Purchase price paid as:
              Cash                                                     $  675
              Common stock
                                                                          265
                                                                       ------
                   Total purchase consideration
                                                                          940

         Allocated to:
              Property and equipment                      $  200
              Identifiable intangible assets
                                                             740
                                                          ------
                   Total allocation
                                                                          940
                                                                       ------

         Goodwill                                                      $    -
                                                                       ======

      Each of the above described acquisitions in 2001 was accounted for under the purchase method, and accordingly, the results of operations related to the acquired assets have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The following unaudited pro forma financial information for the years ended December 31, 2001 and 2000, reflects the Company's results of operations as if the Deka acquisition had been completed on January 1, 2000:

                  (in thousands, except per share data)
                                                           2001        2000
                                                           ----        ----

      Net revenues                                       $ 84,717    $ 79,113

      Net income (loss)                                     4,798     (15,217)

      Net income loss per share - Basic and Diluted          0.12       (0.36)

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

3.    RESTRUCTURING AND IMPAIRMENT LOSS

      In conjunction with the May 31, 1999 disposition of White Knight (Note 2), the Company recorded an impairment charge of $769,000 to adjust the carrying values of the related net assets to their fair market values based upon actual consideration received.

      In December 2000, the Company recorded restructuring and impairment charges of $9.1 million, comprised of the following:

                                       (in thousands)
      Impairment of investment in Thantex (3)                                           $ 4,104
      Write-down of inventory due to obsolesence (1)                                      3,477
      Severance and consulting arrangements with former officers and employees (2)          885
      Write-down of property and equipment due to impairment (2)                            389
      Closed office lease liabilities (2)                                                   281
                                                                                        -------
                                                                                        $ 9,136
                                                                                        =======

     (1) Included in cost of goods sold
     (2) Included in selling, general and administrative expenses
     (3) Includes write-off of a $500,000 note receivable from Thantex

      In conjunction with the Company's 1998 disposition of certain of its OREX manufacturing facilities at Arden, North Carolina and Abbeville, South Carolina, the Company received a 19.5% ownership interest in Thantex Specialties, Inc. ("Thantex"), a company formed to own and operate these facilities following the disposition. In 2000, after reevaluating the Company's intentions with respect to Thantex, and considering its financial position, the Company wrote-off this investment and a related note receivable in its entirety.

      The severance arrangements and closed office lease liabilities were recorded in conjunction with a restructuring plan that included the consolidation of Isolyser's Norcross, Georgia corporate functions into Microtek's corporate functions in Columbus, Mississippi, the consolidation of Microtek's Mexico manufacturing facilities into Microtek's Dominican Republic facilities and the closing of a sales office in New York, New York. Severance benefits for 99 employees totaling $636,000 were accrued at December 31, 2000. Additional severance benefits for 54 employees totaling $143,000 were accrued during 2001. The Company terminated five of these employees in 2000. The remaining 148 were terminated in 2001. Severance benefits totaling $779,000 were paid to these 153 employees during 2001.

      During 2001, the Company's reserve for obsolete inventory was reduced in conjunction with the non-cash write-off of the inventory and related reserve. The Company's closed office lease liability was reduced through a $45,000 cash payment which settled the Company's outstanding lease obligations and a non-cash reversal to selling, general and administrative expenses of the $236,000 remaining obligation subsequent to the settlement.

4.    INVENTORIES

Inventories are summarized by major classification at December 31, 2001 and 2000 as follows:

                   (in thousands)                           2001       2000
                                                          -------    -------
Raw materials                                             $13,504    $ 7,449
Work-in-process                                               890        984
Finished goods                                             14,634      8,909
                                                          -------    -------
                                                           29,028     17,342
Less reserves for slow moving and obsolete inventories      2,006      1,182
                                                          -------    -------
     Inventory, net                                       $27,022    $16,160
                                                          =======    =======

        At December 31, 2001 and 2000, net OREX inventory is approximately $2.6 million.

5.    LONG-TERM DEBT

The Credit Agreement

The Company maintains a credit agreement between the Company and a Bank (the "Credit Agreement"). As amended through December 31, 2001, the Credit Agreement provides for a $17.5 million revolving credit facility, which matures on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or
(ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Borrowing availability under the revolving facility at December 31, 2001 was $1.9 million. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin (5.25% at December 31, 2001) or LIBOR plus an interest margin (4.16% at December 31, 2001). There were no outstanding borrowings under the revolving credit facility at December 31, 2000 and $12.4 million of borrowings at December 31, 2001. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, equipment, Isolyser's stock of its subsidiaries and certain of the Company's plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization ("EBITDA") and net worth, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At December 31, 2001, the Company was in compliance with all of its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at December 31, 2001 and 2000. The Credit Agreement also provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt

The Company is obligated under certain long-term leases and notes payable, which aggregated $491,000 and $747,000 at December 31, 2001 and 2000, respectively. These obligations bear interest at rates ranging from 6.0% to 11.9% and mature on various dates through October 2003. The acquisition notes payable aggregating $450,000 and $675,000 million at December 31, 2001 and 2000, respectively, are subordinated to the Credit Agreement.

The carrying value of long-term debt at December 31, 2001 and 2000 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

6.    LEASES

The Company leases office, manufacturing and warehouse space and equipment under operating lease agreements expiring through 2007. Rent expense was $1.8 million, $1.9 million and $2.1 million in 2001, 2000 and 1999, respectively. At December 31, 2001, minimum future rental payments under these leases are as follows:

                                 (in thousands)
      2002                                                          $ 1,774
      2003                                                            1,067
      2004                                                              628
      2005                                                              390
      2006                                                              218
      Thereafter                                                        122
                                                                    -------
            Total minimum payments                                  $ 4,199
                                                                    =======

The Company may, at its option, extend certain of its office, manufacturing and warehouse space lease terms through various dates.

7.    INCOME TAXES

The income tax provision is summarized as follows:

                    (in thousands)                           2001        2000        1999
                                                             ----        ----        ----
Current:
  Federal                                                  $   130     $   (20)    $   466
  State                                                        269          50         454
  Foreign                                                       14         125         154
                                                           -------     -------     -------
                                                               413         155       1,074
                                                           -------     -------     -------
Deferred:
  Federal                                                   (1,699)          -           -
  State                                                       (319)          -           -
                                                           -------     -------     -------
                                                            (2,018)          -           -
                                                           -------     -------     -------
Tax expense resulting from allocating employee
stock option tax benefits to additional paid-in-capital        467           -         217
                                                           -------     -------     -------

      Total income tax (benefit) expense                   $(1,138)    $   155     $ 1,291
                                                           =======     =======     =======

During 2001 and 1999, the Company recognized $467,000 and $217,000 in income tax benefits associated with the exercise of employee stock options. The benefits recognized related to compensation expense deductions generated during 1996. These income tax benefits were recorded in the accompanying consolidated financial statements as additional paid-in-capital.

The income tax (benefit) provision allocated to continuing operations using the federal statutory tax rate differs from the actual income tax (benefit) provision as follows:

                             ----------------------------------------------------------------------
                                    2001                     2000                     1999
                             ----------------------------------------------------------------------
Federal statutory rate       $ 1,241          34%     $(4,075)        (34)%    $ 1,356          34%
State taxes, net of
  Federal benefit                 15           -         (605)         (5)         300           8
Items not deductible for
  tax purposes, primarily
  goodwill                       145           4          136           1        3,045          76
Other, net                        66           2          (25)          -         (124)         (3)
Valuation allowance           (2,605)        (71)       4,724          39       (3,286)        (83)
                             -------     -------      -------     -------      -------     -------

Total                        $(1,138)        (31)%    $   155           1%     $ 1,291          32%
                             =======     =======      =======     =======      =======     =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred income taxes as of December 31, 2001 and 2000 are as follows:

                                                       December 31,
                (in thousands)                       2001        2000
                                                     ----        ----
Deferred income tax assets (liabilities):
  Allowance for doubtful accounts                  $     99    $    312
  Inventory                                           1,991       2,118
  Accrued expenses                                       29        (479)
  Other                                                (210)        (90)
  Valuation allowance                                (1,909)     (1,861)
                                                   --------    --------
      Net deferred income taxes - current                 -           -
                                                   --------    --------

Operating loss carryforward                          33,870      35,159
Capital loss carryforward                             4,030       4,030
Intangible assets                                      (515)       (659)
Property and equipment                                  185        (439)
Tax credit carryforwards                                471         244
Deferred license revenue                                767       1,207
Investment write-off                                  1,642       1,640
State income taxes                                     (108)          -
Other                                                   205           -
Valuation allowance                                 (38,529)    (41,182)
                                                   --------    --------
      Net deferred income taxes - noncurrent          2,018           -
                                                   --------    --------

      Total deferred income taxes                  $  2,018           -
                                                   ========    ========

Gross deferred income tax assets and (liabilities) equaled $43.3 million and ($800,000), respectively, at December 31, 2001, and $44.3 million and ($1.3 million), respectively, at December 31, 2000.

During 1999, the Company decreased its valuation allowance by $3.3 million to $38.3 million. During 2000, the Company increased its valuation allowance by $4.7 million to $43.0 million. During 2001, the Company decreased its valuation allowance by $2.6 million to $40.4 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the net operating loss carryforwards can be utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

At December 31, 2000, the Company had federal and state net operating loss carryforwards of $87.6 million and $89.4 million, respectively, of which $5.2 million related to compensation expense associated with the exercise of employee stock options. At December 31, 2001, the Company had federal and state net operating loss carryforwards of $86.7 million and $72.9 million, respectively, of which $2.2 million relates to compensation expense associated with the exercise of employee stock options. These operating loss carryforwards expire on various dates beginning in 2011 through 2020.

At December 31, 2001, the Company has tax credit carryforwards of $471,000, which expire in 2019 and 2020.

8.    COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company's financial position or results of operations.

9.    PRODUCT FINANCING AGREEMENT

In conjunction with the August 11, 1998 disposition of its Arden manufacturing facility, the Company entered into a product financing arrangement with Thantex Holdings, Inc. ("Thantex") whereby the Company agreed to repurchase 2.6 million pounds of OREX fiber originally sold to Thantex for $0.45 per pound, either as fiber or converted product, for $0.80 per pound ratably over a four year period. At the inception of this arrangement, the Company recorded a liability of $2.1 million, which represented the Company's total repurchase obligation to Thantex. As the risks and rewards with respect to the inventory to be repurchased remain with the Company, the Company continues to carry the inventory at historical cost in the accompanying consolidated financial statements. The repurchase obligation is being reduced as quantities are repurchased from Thantex. Through December 31, 2001, the Company had paid approximately $1.7 million in satisfaction of its repurchase obligation, reducing the Company's remaining repurchase obligation to $404,000. The difference between the repurchase price and the original sale price represents deferred interest expense, which is being recognized on a straight line basis over a four-year period. Through December 31, 2001, interest expense of approximately $446,000 had been recorded, reducing the remaining deferred interest to be recognized to approximately $149,000. The Company's remaining repurchase obligation will be paid in full and the remaining deferred interest expense will be recognized in 2002.

10.   LICENSE AGREEMENT

In conjunction with the July 12, 1999 disposition of MedSurg (Note 2), the Company entered into a 42-month license and supply agreement, which provides Allegiance with the exclusive right to market the Company's Enviroguard products in the global healthcare market. The payment of $10.5 million allocated to the agreement is being recognized as license revenue over the life of the agreement. In July 2000, the Company and Allegiance resolved claims for indemnification made by Allegiance in conjunction with the sale of MedSurg and the license grant. As part of the settlement, Allegiance received a payment of $2.5 million from the Disposition Escrow account. The Company also agreed to pay a rebate to Allegiance over the next two years, payable in equal installments in July 2001 and July 2002. These settlements were recorded as adjustments to deferred licensing revenues. In addition to the license fee, Allegiance agreed to purchase a minimum amount of fabric over the life of the agreement for a pre-determined price. As part of the agreement, Allegiance and the Company agreed to develop a new generation of processing systems to compliment the Enviroguard fabric life cycle cost performance. The processing systems were to be produced and supported by the Company and Allegiance, and Allegiance agreed to pay the Company a royalty if the products were disposed of via a publicly owned water treatment facility. In 2001, the Company completed the assessment of the market viability of its OREX healthcare technology and mutually agreed with Allegiance to discontinue commercialization efforts in the healthcare marketplace.

Deferred licensing revenues at December 31, 2001 were $1.4 million, which will be amortized into revenues over the remaining 12 months of the agreement with Allegiance at a rate of $119,000 per month. A summary of deferred licensing revenue at December 31, 2001 is as follows:

                                 (in thousands)
Original payment allocated to license revenue                                  $ 10,500
Amortization in 1999                                                             (1,500)
Amortization in 2000                                                             (2,433)
Amortization in 2001                                                             (1,497)
Settlement with Allegiance and write-off of receivables in 2000 and 2001         (3,643)
                                                                               --------
Remaining deferred license revenue to be amortized in 2002                     $  1,427
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

Stock Options - On April 28, 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan") which, as amended, authorizes the issuance of up to 4.8 million shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options and/or alternate rights. An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company's common stock from the alternate right grant date to the exercise date. The 1992 Plan Committee may grant alternate rights in tandem with an option, but the grantee may only exercise either the right or the option. Options and/or rights under the 1992 Plan may be granted through April 27, 2002 at prices not less than 100% of the market value at the date of grant. Options and/or rights become exercisable based upon a vesting schedule determined by the 1992 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the 1992 Plan Committee. At December 31, 2001, currently exercisable options for 1.4 million shares were outstanding under the 1992 Plan. Through December 31, 2001, no alternate rights had been issued. The expiration of the 1992 Plan on April 27, 2002 does not affect options outstanding under the 1992 Plan.

The Company also granted nonqualified stock options to certain employees, non-employees, consultants and directors to purchase shares of the Company's common stock outside of the 1992 Plan. All such options granted expired in 2001.

In April 1995, the Company adopted a Director Stock Option Plan, which authorizes the issuance of up to 30,000 shares of common stock. At December 31, 2001, currently exercisable options for 12,000 shares were outstanding under this plan.

In March 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"), which was approved by the shareholders on May 27, 1999. The 1999 Plan authorizes the issuance of up to 1.2 million shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options, stock appreciation rights ("SARs") and other stock awards (collectively, "Stock Awards"). Stock Awards under the 1999 Plan may be granted at prices not less than 100% of the market value at the date of grant. Options and/or SARs become exercisable based upon a vesting schedule determined by the 1999 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and SARs and other stock awards expire at the discretion of the 1999 Plan Committee. The 1999 Plan is unlimited in duration. At December 31, 2001, currently exercisable options for 498,000 shares were outstanding under the 1999 Plan.

A summary of option activity during the three years ended December 31, 2001 is as follows:

                                                         Weighted Average
                                                Shares    Exercise Price
                                                ------    --------------

Outstanding - December 31, 1998               3,880,167     $   3.13
    Granted                                   1,115,346         2.51
    Exercised                                  (555,250)        3.17
    Canceled                                   (648,919)        4.28
                                              ---------

Outstanding - December 31, 1999               3,791,344         2.76
    Granted                                     597,276         2.06
    Exercised                                  (800,369)        1.88
    Canceled                                   (453,723)        2.32
                                              ---------

Outstanding - December 31, 2000               3,134,528         2.91
    Granted                                   1,280,000         1.44
    Exercised                                  (218,550)        1.67
    Canceled                                   (724,708)        3.92
                                              ---------

Outstanding - December 31, 2001               3,471,270     $   2.23
                                              =========

In connection with the MedSurg disposition (Note 2), the Company, on various dates during 1999, canceled options for 8,106 common shares and granted new options for 9,811 common shares at market value. FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, effective July 1, 2000, required the Company to prospectively account for these 9,811 options and any other options repriced after December 15, 1998 using variable plan accounting. Additionally, in 1999 the Company accelerated the vesting and extended the expiration dates of options for 663,697 common shares and, accordingly, recorded $568,000 in compensation expense in the accompanying consolidated financial statements. Of these options, 300,000, with $215,000 in related compensation expense, were owned by the Company's former Chief Financial Officer. In 2000, the Company accelerated the vesting for 181,447 common shares and recorded $73,000 in compensation expense. Of these options, 112,500 and 25,000 were owned by the Company's former Chief Executive and Chief Financial Officer, respectively. Due to the option exercise price exceeding the average market price, there was no related compensation expense recorded.

The following table summarizes information pertaining to options outstanding and exercisable at December 31, 2001:

                                                 Average         Weighted                            Weighted
                                                Remaining         Average                            Average
        Range of                Number           Contractual     Exercise           Number           Exercise
     Exercise Prices         Outstanding        Life (Years)       Price          Exercisable         Price
------------------------  -------------------  -------------   --------------  ------------------  -------------
     $ 0.72 - $ 1.25                 623,220         5.9           $ 1.03             364,529         $ 1.16
     $ 1.49 - $ 1.79               1,041,250         9.2             1.58             161,250           1.57
     $ 2.13 - $ 2.73                 811,081         5.1             2.21             521,790           2.21
     $ 2.81 - $ 3.49                 603,069         2.3             3.26             550,740           3.29
     $ 3.69 - $ 4.13                 167,650         5.1             3.76             126,150           3.79
     $ 4.19 - $ 6.38                 225,000         1.2             4.85             206,000           4.87
                          -------------------  -------------   --------------  ------------------  -------------
                                   3,471,270         5.7           $ 2.23           1,930,459         $ 2.65
                          ===================  =============   ==============  ==================  =============

At December 31, 2001, 2000 and 1999, exercisable options were 1,930,459, 2,115,769 and 1,889,946, respectively, at weighted average exercise prices of $2.65, $3.21 and $3.17, respectively.

The weighted average fair value of options granted in 2001, 2000 and 1999 was $1.37, $1.78 and $1.35, respectively, using the Black Scholes option pricing model with the following assumptions:

                                             2001        2000        1999
                                             ----        ----        ----

Dividend yield                                0.0%        0.0%        0.0%
Expected volatility                         114.9%      103.6%       40.3%
Risk free interest rate                       5.0%        5.8%        5.4%
Forfeiture rate                               1.4%       21.8%        3.8%
Expected life, in years                       10.0        7.7         7.2

The volatility rate calculated in 1999 used data from peer companies since the Company's trading history did not provide the requisite five years of trading data. Beginning in 2000, the volatility rate was calculated using only the Company's trading history.

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

In March 1999, the Company adopted a new Employee Stock Purchase Plan (the "1999 ESPP") which authorizes the issuance of up to 700,000 shares of common stock. Under the 1999 ESPP, eligible employees may contribute up to 10% of their compensation toward the purchase of common stock at each year-end. The employee purchase price is derived from a formula based on fair market value of the Company's common stock. During 2000, the Company granted rights to purchase 118,879 shares, which were issued in January 2001. During 2001, the Company granted rights to purchase 120,980 shares, which were issued in January 2002. Pro forma compensation cost associated with the rights granted under the 1999 ESPP is estimated based on fair market value.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The Company also applies the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's pro forma net income (loss) and basic and diluted net income (loss) per share for 2001, 2000 and 1999 would have been as follows:

      (in thousands, except per share data)           2001          2000          1999
                                                      ----          ----          ----
Net income (loss)                                  $   4,174    $  (12,528)    $   1,808
                                                   =========    ==========     =========

Net income (loss) per share - Basic and Diluted    $    0.10    $    (0.30)    $    0.04
                                                   =========    ==========     =========

At December 31, 2001 and 2000, shares available for future grants are 682,025 and 1,623,937 under the Company option plans and the 1999 ESPP.

Employee Stock Ownership Plan - Effective December 1, 1992, Microtek adopted an Employee Stock Ownership Plan ("ESOP") to which the Company has the option to contribute cash or shares of the Company's common stock. During 1993, the Company contributed 16,500 common shares to the ESOP. On November 29, 1993, the Company reserved an additional 148,500 common shares at $3.64 per share for issuance to the ESOP. As consideration for the 148,500 reserved shares, the ESOP issued a $540,000 purchase loan (the "ESOP Loan") to the Company, payable in equal annual installments of $79,000, including interest at 6% commencing November 29, 1994. During each of 2001, 2000 and 1999, 16,500 reserved shares have been released, resulting in compensation expense of $42,000, $16,500, and $49,000, respectively. At December 31, 2001, 16,500 common shares with a market value of $42,000 remain unearned under the ESOP.

The Company's contributions to the ESOP each plan year will be determined by the Board of Directors, provided that for any year in which the ESOP Loan remains outstanding the contributions by the Company are not less than the amount needed to provide the ESOP with sufficient cash to pay installments under the ESOP Loan. The Company contributed $79,392 to the ESOP during each of 2001, 2000 and 1999.

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

Stock Purchase Assistance Plan - During 2001, the Company adopted a stock purchase assistance plan whereby the Company may extend financing to certain officers and key employees for the purchase of up to an aggregate of $199,999 of the Company's stock on the open market. These loans are secured by the shares acquired and are repayable under full recourse promissory notes. The notes bear interest at an annual rate of 7.0 percent and mature upon the earlier to occur of (i) second anniversary of the note, (ii) sale of any of the Company's shares by the borrower other than in connection with a cashless option exercise, or
(iii) termination of the borrower's employment. Amounts payable to the Company under these note payable arrangements at December 31, 2001 totaled $147,000 and are included in other assets in the accompanying consolidated balance sheets.

Stock Repurchase Program - Effective February 22, 2000 and until December 31, 2000, the Board of Directors authorized the repurchase of up to 5.0% of the Company's outstanding common stock from time to time in open market or private transactions. During 2001, this program was extended through December 2001 to authorize the repurchase of an additional 1.0 million shares. As of December 31, 2001, the Company had repurchased 709,795 shares for an aggregate repurchase price of $1.2 million. In December 2001, the Board of Directors authorized the extension of this program through November 30, 2002.

12.   SIGNIFICANT CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

The Company generated 17%, 17% and 15% of its sales from a single customer in 2001, 2000 and 1999, respectively. The related accounts receivable from this customer were $2.3 million, $3.1 million and $2.1 million at December 31, 2001, 2000 and 1999, respectively.

Included in the Company's consolidated balance sheet at December 31, 2001 are the net assets of the Company's manufacturing and distribution facilities located in the United Kingdom and the Dominican Republic which total $12.2 million. Only the facility in the United Kingdom sells products to external customers. Sales from the United Kingdom were $3.5 million, $3.1 million and $4.4 million in 2001, 2000 and 1999, respectively. Export sales by the Company were $9.9 million, $5.7 million and $7.0 million in 2001, 2000 and 1999, respectively.

13.   RETIREMENT PLANS

The Company maintains a 401(k) retirement plan covering employees who meet certain age and length of service requirements, as defined in the plan agreement. The Company matches a portion of employee contributions to the plans in shares of the Company's common stock. Vesting in the Company's matching contributions is based on years of continuous service. The Company contributed stock with a fair value of $333,000, $366,000 and $582,000 to the plan during 2001, 2000 and 1999, respectively.

14.   UNAUDITED QUARTERLY FINANCIAL INFORMATION
      (in thousands, except per share data)

Year Ended                                                                   Quarter
December 31,                                     First             Second              Third              Fourth
                                            ----------------- ------------------ ------------------ -------------------

2001
   Net sales                                    $    16,256       $    21,716       $    21,869         $    21,126
   Gross profit                                       6,663             8,470             9,053               8,284
   Net income                                           427               845             1,423               2,094

   Income per common share -
     Basic & Diluted                            $      0.01       $      0.02       $      0.03         $      0.05

2000
   Net sales                                    $    14,015       $    14,428       $    14,168         $    13,753
   Gross profit                                       6,113             6,658             6,186               1,469 (1)
   Net income (loss)                                      2               111                92             (12,347)(1)

   Income (loss) per common share -
     Basic & Diluted                            $      0.00       $      0.00       $      0.00         $   (0.29)


1     Includes restructuring and impairment charges (Note 3)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
=====================================================================================================================

                                         Beginning of     Charged to                      Deductions      Balance at
             Description                    Period         Expense          Other (1)         (2)       End of Period
Year ended December 31, 1999:
Allowance for doubtful trade accounts
   receivable                             $   1,039       $     249         $              $   (459)      $     829
                                          =========       =========         ========       =========      =========

Reserve for obsolete and slow-moving
   inventories                            $   2,182       $     134         $              $   (708)      $   1,608
                                          =========       =========         ========       =========      =========

Year ended December 31, 2000:
Allowance for doubtful trade accounts
   receivable                             $     829       $     507         $              $   (214)      $   1,122
                                          =========       =========         ========       =========      =========

Reserve for obsolete and slow-moving
   inventories                            $   1,608       $   3,522         $              $ (3,948)      $   1,182
                                          =========       =========         ========       =========      =========

Reserve for restructuring expenses        $               $   1,165         $              $              $   1,165
                                          =========       =========         ========       =========      =========

Year ended December 31, 2001:
Allowance for doubtful trade accounts
   receivable                             $   1,122       $     165         $    430       $   (823)      $     894
                                          =========       =========         ========       =========      =========

Reserve for obsolete and slow-moving
   inventories                            $   1,182       $     256         $  1,015       $   (447)      $    2006
                                          =========       =========         ========       =========      =========

Reserve for restructuring expenses        $   1,165       $     143         $              $ (1,282)      $      26
                                          =========       =========         ========       =========      =========

(1) Other amounts in 2001 represent the allowance for doubtful trade accounts receivable and reserve for obsolete and slow-moving inventories acquired in conjunction with the Deka acquisition.

(2) Deductions related to the allowance for doubtful trade accounts receivable or the reserve for obsolete and slow-moving inventories represent amounts written off during the period less recoveries of amounts previously written off. In the case of the reserve for restructuring expenses, deductions represent adjustments or payment of expenses charged to the reserves. (Note
     3)