Form 10-Q
period 2002-03-31
ISOLYSER CO INC /GA/
filed 2002-05-14
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended          March 31, 2002    Commission File No.  0-24866
                           --------------                         -------


                             ISOLYSER COMPANY, INC.
             (Exact name of Registrant as specified in its charter)


                Georgia                                     58-1746149
----------------------------------                      -----------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

                                512 LEHMBERG ROAD
                           COLUMBUS, MISSISSIPPI 39702
                    (Address of principal executive offices)

                                 (662) 327-1863
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding at May 10, 2002
-----------------------------                   ---------------------------
Common Stock, $.001 par value                           43,042,184

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ISOLYSER COMPANY, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                      (unaudited)
                            ASSETS                                  MARCH 31, 2002             DECEMBER 31, 2001
                                                                ----------------------------------------------------
Current assets
        Cash and cash equivalents                                $           8,800                  $     10,587
        Accounts receivable, net                                            17,043                        16,141
        Other receivables                                                      600                           587
        Inventory, net                                                      26,600                        27,022
        Prepaid expenses and other assets                                      750                         1,215
                                                                ----------------------------------------------------
                    Total current assets                                    53,793                        55,552
                                                                ----------------------------------------------------

Property and equipment                                                      22,237                        21,994
        Less accumulated depreciation                                      (15,061)                      (14,455)
                                                                ----------------------------------------------------
                    Property and equipment, net                              7,176                         7,539
                                                                ----------------------------------------------------

Intangible assets, net                                                      26,268                        26,351
Deferred income taxes                                                        2,018                         2,018
Other assets, net                                                            2,979                         2,870
                                                                ----------------------------------------------------
                    Total assets                                 $          92,234                  $     94,330
                                                                ====================================================

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
        Accounts payable                                         $           5,006                  $      4,934
        Accrued expenses                                                     2,402                         3,091
        Accrued customer rebates                                               490                           490
        Current portion of long-term debt                                      258                           260
        Deferred licensing revenue                                           1,070                         1,427
        Product financing agreement                                              -                           404
                                                                ----------------------------------------------------
                    Total current liabilities                                9,226                        10,606
                                                                ----------------------------------------------------

Long-term debt                                                               9,849                        12,649
Other long-term liabilities                                                  1,660                         1,487
                                                                ----------------------------------------------------
                    Total liabilities                                       20,735                        24,742
                                                                ----------------------------------------------------

Shareholders' equity
        Common stock                                                            43                            43
        Additional paid-in capital                                         210,940                       210,251
        Accumulated deficit                                               (137,308)                     (138,636)
        Cumulative translation adjustment                                     (292)                         (239)
        Unrealized loss on available for sale securities                      (103)                          (96)
        Unearned shares restricted to employee stock ownership
                  Plan                                                         (60)                          (60)
                                                                ----------------------------------------------------
                                                                            73,220                        71,263
Treasury shares, at cost                                                    (1,721)                       (1,675)
                                                                ----------------------------------------------------
        Total shareholders' equity                                          71,499                        69,588
                                                                ----------------------------------------------------
                    Total liabilities and shareholders' equity   $          92,234                  $     94,330
                                                                ====================================================

See notes to condensed consolidated financial statements.

                             ISOLYSER COMPANY, INC.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                THREE MONTHS ENDED        THREE MONTHS ENDED
                                                                  MARCH 31, 2002            MARCH 31, 2001
                                                              -----------------------    ----------------------

Net sales                                                             $       20,824            $       15,877
Licensing revenues                                                               357                       379
                                                              -----------------------    ----------------------
                Net revenues                                                  21,181                    16,256

Cost of goods sold                                                            12,585                     9,593
                                                              -----------------------    ----------------------
                Gross profit                                                   8,596                     6,663

Operating expenses:
       Selling, general and administrative                                     6,744                     5,379
       Research and development                                                  163                       453
       Amortization of intangibles                                               114                       320
                                                              -----------------------    ----------------------
                Total operating expenses                                       7,021                     6,152
                                                              -----------------------    ----------------------

Income from operations                                                         1,575                       511

Interest income                                                                   37                       113
Interest expense                                                                (195)                     (107)
                                                              -----------------------    ----------------------
Income before income tax provision                                             1,417                       517

Income tax provision                                                              89                        90
                                                              -----------------------    ----------------------

Net income                                                             $       1,328              $        427
                                                              =======================    ======================

Other comprehensive loss:
         Foreign currency translation loss                                       (53)                      (85)
         Unrealized loss on available for sale securities                         (7)                      (14)
                                                              -----------------------    ----------------------

Comprehensive income                                                   $       1,268              $        328
                                                              =======================    ======================

Net income per common share  - basic
   and diluted                                                         $        0.03             $        0.01
                                                              =======================    ======================

Basic weighted average number of common
  shares outstanding                                                          42,074                    41,408
                                                              =======================    ======================

Diluted weighted average number of common
  shares outstanding                                                          42,938                    41,578
                                                              =======================    ======================


See notes to condensed consolidated financial statements.

                             ISOLYSER COMPANY, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                       THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                         MARCH 31, 2002          MARCH 31, 2001
                                                                    -------------------------------------------------

Cash flows from operating activities:
      Net income                                                     $         1,328            $          427

Adjustments to reconcile  net income to net cash provided by
     (used in) operating activities:
      Depreciation                                                               623                       558
      Amortization of intangibles                                                114                       320
      Provision for doubtful accounts                                             65                        10
      Licensing revenues                                                        (357)                     (379)
      Provision for obsolete and slow moving inventory                            43                       177
      Stock option compensation expense                                           18                         -
      Changes in assets and liabilities, net of effects of
        acquisitions                                                            (950)                   (1,394)
                                                                    -------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              884                      (281)
                                                                    -------------------------------------------------

Cash flows from investing activities:
      Purchase of and deposits for property and equipment                       (260)                     (345)
      Acquisitions                                                                 -                   (11,983)
                                                                    -------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                           (260)                  (12,328)
                                                                    -------------------------------------------------

Cash flows from financing activities:
      Net (repayments) borrowings under credit agreements                     (2,793)                    6,663
      Changes in bank overdraft                                                  223                       875
      Net repayments under notes payable                                        (413)                     (155)
      Proceeds from exercise of stock options                                    452                         -
      Repurchase of treasury stock                                               (46)                       (8)
      Proceeds from issuance of common stock                                     219                       201
                                                                    -------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (2,358)                    7,576
                                                                    -------------------------------------------------
Effect of exchange rate changes on cash                                          (53)                      (85)
                                                                    -------------------------------------------------
Net decrease in cash and cash equivalents                                     (1,787)                   (5,118)
Cash and cash equivalents at beginning of period                              10,587                    14,379
                                                                    -------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $         8,800            $        9,261
                                                                    =================================================



See notes to condensed consolidated financial statements.

                             ISOLYSER COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1) In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for the interim periods are not necessarily indicative of results to be expected for the full year. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Annual Report").

2) Inventories are stated at the lower of cost or market and are summarized as follows:

                  (in thousands)                  MARCH 31, 2002                     DECEMBER 31, 2001
                                             -----------------------------        -------------------------

Raw materials and supplies                   $           13,011                   $         13,504
Work in process                                             709                                890
Finished goods                                           14,996                             14,634
                                             -----------------------------        -------------------------
                                                         28,716                             29,028
Reserves for slow moving and
     obsolete inventories                                (2,116)                            (2,006)
                                             -----------------------------        -------------------------
         Inventory, net                      $           26,600                   $         27,022
                                             =============================        =========================

     At March 31, 2002 and December 31, 2001, the net OREX inventory was approximately $2.6 million.

3) Effective February 2, 2001, Microtek Medical, Inc. ("Microtek"), a subsidiary of the Company, entered into a definitive agreement to acquire substantially all of the assets of Deka Medical, Inc. ("Deka") for cash. Microtek and Deka manufacture and sell specialty equipment drapes used in various surgical procedures to prevent infection. Concurrently with the signing of the definitive agreement, Microtek acquired Deka's post-surgical clean-up product line. Effective March 2, 2001, Microtek concluded the acquisition by acquiring substantially all of the assets of Deka used in Deka's patient and medical equipment drape product line. The allocation of the total purchase price of approximately $11.6 million resulted in an excess of purchase price over the fair value of the net assets acquired (goodwill) of approximately $3.3 million.

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

     Each of the above described acquisitions were accounted for under the purchase method, and accordingly, the results of operations related to the acquired assets have been included in the accompanying condensed consolidated financial statements from their respective dates of acquisition. The following unaudited pro forma financial information reflects the Company's results of operations as if the Deka acquisition had been completed on January 1, 2001:

                                                                          THREE MONTHS ENDED
          (in thousands, except per share data)                MARCH 30, 2002            MARCH 31, 2001
                                                               --------------            --------------

 Net revenues                                                    $21,181                     $20,006
 Net income                                                        1,328                         436
 Net income per common share -
           Basic and diluted                                     $  0.03                     $  0.01

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

4) The Company maintains a $17.5 million credit agreement (as amended to date, the "Credit Agreement") with the Chase Manhattan Bank (the "Bank"), consisting of a revolving credit facility maturing on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin (5.25% at March 31, 2002) or LIBOR plus an interest margin (4.16% at March 31, 2002). There were outstanding borrowings under the revolving credit facility of $9.6 million at March 31, 2002 and $12.4 million at December 31, 2001. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, equipment, Isolyser's stock of its subsidiaries and certain of the Company's plants and offices. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and earnings, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At March 31, 2002, the Company was in compliance with its financial covenants under the Credit Agreement.

5) Basic per share income is computed using the weighted average number of common shares outstanding for the period. Diluted per share income is computed including the dilutive effect of all contingently issuable shares. The difference between basic and diluted weighted average shares is attributable to 864,000 and 170,000 dilutive stock options outstanding for the three months ended March 31, 2002 and March 31, 2001, respectively. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options.

6) On February 11, 2000, the Company paid $249,000 for approximately 7.5% interest in Consolidated Ecoprogress Technology, Inc. ("CES"). CES is a Canadian environmental technology company focused on being a leader in developing and selling biodegradable and disposable absorbent products such as diapers, feminine hygiene, adult incontinence and other products. This investment is classified in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities as available for sale securities and is stated at market value. Any change in market value between periods is included as a component of shareholders' equity. The value of this investment as of March 31, 2002 was $146,000.

7) At December 31, 2001, the Company had restructuring reserves of $101,000. Additions to and charges against the reserves totaled $54,000 and $9,000, respectively, during the three months ended March 31, 2002, leaving a balance of $146,000 in the reserves at March 31, 2002. The activity is shown below:

                                               DECEMBER 31,                                     MARCH 31,
             (in thousands)                        2001                                           2002
DESCRIPTION                                      BALANCE         ADDITIONS     DEDUCTIONS       BALANCE
-----------                                    ------------     -----------   ------------    ------------
Severance and consulting
   arrangements                                      $   26          $  54       $     (9)       $      71
Impaired equipment reserve                               75              -              -               75
                                               ------------     -----------   ------------    ------------
Total                                                $  101          $  54       $     (9)       $     146
                                               ============     ===========   ============    ============

     Severance and vacation benefits for 19 employees totaling $54,000 were accrued during the quarter ending March 31, 2002.

8) Due to the Company's federal net operating loss carryforwards, the Company's income tax provision for the three months ended March 31, 2002 and 2001 consists primarily of state and foreign income taxes. At March 31, 2002, the Company had federal and state net operating loss carryforwards of $86.7 million and $72.9 million, respectively, of which $2.2 million relates to compensation expense associated with the exercise of employee stock options. The operating loss carryforwards expire on various dates beginning in 2011 through 2020.

9) In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interest method. The application of SFAS No. 141 did not affect any of the Company's previously reported amounts in goodwill or other intangible assets. SFAS No. 142 requires that the amortization of goodwill cease prospectively upon adoption and instead, the carrying value of goodwill be evaluated using an impairment approach. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see below). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and was implemented by the Company on January 1, 2002. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle for the quarter ended June 30, 2002. Subsequent impairment losses will be reflected in operating income in the consolidated statements of operations. Management does not believe that a material adjustment will be necessary upon completion of its initial assessment. The information presented below could be adjusted based on the results of this initial assessment.

     The Company's goodwill and intangible assets as of March 31, 2002 and December 31, 2001 are summarized as follows:


                                               MARCH 31, 2002                    DECEMBER 31, 2001
                                       -----------------------------       ----------------------------
                                          GROSS                              GROSS
                                        CARRYING        ACCUMULATED         CARRYING        ACCUMULATED
            (in thousands)               AMOUNT         AMORTIZATION         AMOUNT        AMORTIZATION
            --------------             ----------       ------------       -------------   ------------

Goodwill                                $ 29,953              $7,488        $ 29,953             $7,488
Customer lists                               586                  68             586                 62
Covenants not to compete                     575                 159             575                124
Patent and license agreements              3,877               1,753           3,847              1,701
Other                                        887                 142             887                122
                                         -------              ------         -------             ------
Total                                   $ 35,878              $9,610        $ 35,848             $9,497
                                        ========              ======        ========             ======


     The following financial information is presented as if SFAS No. 142 was adopted at the beginning of the quarter ended March 31, 2001:

                                                           THREE MONTHS ENDED
      (in thousands, except per share data)                  MARCH 31, 2001
                                                             --------------

Net  income, as reported                                          $ 427
Goodwill amortization                                               240
                                                                  -----
Adjusted net income                                               $ 667
                                                                  =====

Net income per common share - basic and diluted:
     As reported                                                 $ 0.01
     Goodwill amortization                                         0.01
                                                                 ------
     As adjusted                                                 $ 0.02
                                                                 ======

     Amortization expense related to intangible assets was $114,000 and $76,000 for the three months ended March 31, 2002 and 2001, respectively. Following is the estimated annual amortization expense subsequent to December 31, 2001:

                                       AMORTIZATION
                    YEAR                 EXPENSE
                    ----                 -------
                  2002-2004             $ 454,000
                    2005                  431,000
                    2006                  287,500
                  2007-2011               281,000
                    2012                  161,500
                    2013                   75,000
                  2014-2015                70,000
                    2016                   24,000

10) In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Although SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains most of the concepts of that standard, except that it eliminates the requirement to allocate goodwill to long-lived assets for impairment testing purposes and it requires that a long-lived asset to be abandoned or exchanged for a similar asset be considered held and used until it is disposed (i.e., the depreciable life should be revised until the asset is actually abandoned or exchanged). Also, SFAS No. 144 includes the basic provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for a presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business, where that component can be clearly distinguished from the rest of the entity. The provisions of SFAS No. 144 generally are to be applied prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company's adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for the three months ended March 31, 2002 (the "2002 Quarter") were $21.2 million, an increase of $4.9 million or 30.3 percent over the $16.3 million of net revenues reported for the three months ended March 31, 2001 (the "2001 Quarter"). Excluding licensing revenues associated with the amortization of the $10.5 million payment by Allegiance allocated to the Company's Supply and License Agreement with Allegiance, net revenues in the 2002 Quarter were $20.8 million as compared to $15.9 million in the 2001 Quarter, an increase of 31.2 percent. The increase in net revenues is attributable to Microtek's acquisition of the drape and CleanOp product lines of Deka in the 2001 Quarter, internal growth in Microtek's core product revenues and expansion of Microtek's product offerings.

For the 2002 Quarter, Microtek's net revenues totaled $20.5 million, an increase of $4.9 million or 31.5 percent over net revenues of $15.6 million reported in the 2001 Quarter. Microtek's domestic revenues, which were $17.7 million or 86.4 percent of Microtek's total net revenues in the 2002 Quarter, increased by $3.8 million or 27.6 percent over the 2001 Quarter. Microtek's domestic revenues are generated through two primary channels or customer categories, hospital branded and contract manufacturing (commonly referred to as OEM). Included in the Company's OEM revenues are sales of products to custom procedure tray companies and other "non-branded" or private label customers. Hospital branded revenues were 53.3 percent and OEM revenues were 46.7 percent of total domestic revenues in the 2002 Quarter as compared to 63.4 percent and 36.6 percent, respectively, in the 2001 Quarter. Hospital branded revenues in the 2002 Quarter increased by approximately $635,000 to $9.4 million from $8.8 million in the 2001 Quarter. The most significant contributor to the increase in hospital branded revenues was the CleanOp product line acquired from Deka. Additionally, Microtek's core hospital branded revenues demonstrated moderate internal growth in the 2002 Quarter as compared to the 2001 Quarter. Slightly offsetting these increases was a decline in safety product revenues in the 2002 Quarter which resulted primarily from increased competitive pressures. OEM revenues in the 2002 Quarter increased by $3.2 million to $8.3 million from $5.1 million in the 2001 Quarter, an increase of 62.8 percent. The significant contributors to the increase in OEM revenues in the 2002 Quarter were sales of the angiography drape and equipment drape products acquired from Deka along with internal growth of greater than 10 percent.

Microtek's international revenues, which accounted for the remaining 13.6 percent of its 2002 Quarter net revenues, were $2.8 million for the 2002 Quarter, an increase of $1.1 million or 63.5 percent over the 2001 Quarter. The improvements in the 2002 Quarter are attributable to international revenues stemming from the Deka acquisition and internal growth in excess of 20 percent.

OTI's net revenues were $599,000 in the 2002 Quarter versus $593,000 in the 2001 Quarter. Licensing revenues in the 2002 Quarter were $357,000 as compared to $379,000 in the 2001 Quarter. The Company will cease to recognize the non-cash licensing revenues in December 2002. Included in OTI's net revenues for the 2002 Quarter was approximately $89,000 related to its nuclear operations. The Company's commercialization efforts and relationships within the nuclear power industry continue to strengthen with continued favorable customer response to product usage of the OREXTM protective clothing.

Gross margins in the 2002 Quarter were 40.6 percent and are consistent with the margins of 41.0 percent recorded in the 2001 Quarter.

Operating expenses as a percentage of net revenues in the 2002 Quarter were 33.1 percent, down from 37.8 percent in the 2001 Quarter. Selling, general and administrative expenses were $6.7 million or 31.8 percent of net revenues in the 2002 Quarter, versus $5.4 million or 33.1 percent of net revenues in the 2001 Quarter. The overall increase in the absolute dollar amount of selling, general and administrative expenses is due in part to fixed selling expenses related to product lines acquired from Deka and increases in variable selling costs resulting from increased net revenues in the 2002 Quarter. The improvements in selling, general and administrative expenses as a percentage of net revenues in 2002 result from increased revenues and cost control and expense reduction efforts, particularly in corporate overhead expenses.

The Company has begun the process of transferring most of the sales and marketing responsibilities for its OREX nuclear product line to Eastern
Technologies, Inc. ("ETI"). ETI serves as the exclusive licensee of OREX LaunderableTM products and non-exclusive licensee of Certified SolubleTM products in the United States and Canada. ETI also serves as the exclusive operator of processing services to the nuclear power industry for these products in that territory. This transition of the management of the sales and marketing portion of the OREX nuclear power business to ETI is intended to reduce the Company's operating expenses and better align expenses with expected revenues for this business opportunity. The Company intends to continue to support ETI in developing this business opportunity.

Research and development expenses decreased by $290,000 to $163,000 in the 2002 Quarter as compared to the 2001 Quarter due to significant reductions in product development costs. The reduction in research and development expenses reflects the Company's more narrow focus on new market opportunities in the nuclear power industry for its OREX Degradable products.

Amortization of intangibles in the 2002 Quarter was $114,000, a decrease of $206,000 from the 2001 Quarter. This decrease results primarily from the Company's adoption of SFAS No. 142 on January 1, 2002, at which time the Company ceased to amortize goodwill and instead will evaluate the carrying value of its goodwill using an impairment approach. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment on a periodic basis. Had the provisions of SFAS No. 142 been in effect for the 2001 Quarter, amortization of intangibles in the 2001 Quarter would have decreased by approximately $240,000. The decrease attributable to non-amortization of goodwill in the 2002 Quarter was offset slightly by the amortization of identifiable intangible assets acquired in the Deka and MICROBasix acquisitions that were completed in the 2001 Quarter.

Income from operations for the 2002 Quarter was $1.6 million, versus $511,000 in the 2001 Quarter. For the 2002 Quarter, Microtek's operating profit was $1.8 million, a 45.0 percent increase over the operating profit of $1.2 million recorded in the 2001 Quarter. The operating losses recorded by the Company's OTI division in the 2002 Quarter were $147,000, which represents a 76.3 percent improvement over the $622,000 in operating losses recorded in the 2001 Quarter.

Interest expense, net of interest income, was $158,000 in the 2002 Quarter as compared to interest income, net of interest expense, of $6,000 in the 2001 Quarter. The increase in net interest expense is the result of higher interest expense in 2002 and lower interest income on cash and cash equivalents which are attributable to borrowings on the Company's line of credit facility and lower cash balances during the 2002 Quarter.

The Company's provision for income taxes in the 2002 Quarter reflects an expense of $89,000. Due to the Company's federal net operating loss carryforwards, this expense consists primarily of state and foreign income taxes.

The resulting net income for the 2002 Quarter was $1.3 million, or $0.03 per basic and diluted share. These results reflect significant improvement over the $427,000, or $0.01 per basic and diluted share, for the 2001 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company's cash and cash equivalents totaled $8.8 million as compared to $10.6 million at December 31, 2001.

During the 2002 Quarter, the Company's operating activities provided cash of $884,000 as compared to cash used in operating activities of $281,000 in the 2001 Quarter. The increase in cash provided by operating activities in the 2002 Quarter is attributable to the Company's increased profitability in the 2002 Quarter and working capital management. Cash used in investing activities in the 2002 Quarter was $260,000, as compared to $12.3 million in the 2001 Quarter. Investing activities in the 2002 Quarter consisted of the purchase of property and equipment. Investing activities in the 2001 Quarter included the Deka and MICROBasix acquisitions which consumed approximately $12.0 million in cash and purchases of property and equipment of $345,000. During the 2002 Quarter, cash used in financing activities was $2.4 million. Repayments under the Company's Credit Agreement and other long-term debt agreements in the 2002 Quarter totaled $3.2 million. Included in this amount was a lump sum payment to Thantex of $341,000 under the product financing agreement described in the Company's Annual Report. This payment satisfied in full the Company's remaining obligation under this agreement. During the 2002 Quarter, the Company received $671,000 in proceeds from the exercise of stock options and issuance of stock. Cash provided by financing activities in the 2001 Quarter was $7.6 million which consisted primarily of borrowings under the Company's Credit Agreement of $6.7 million.

The Company maintains a $17.5 million credit agreement (as amended to date, the "Credit Agreement") with the Chase Manhattan Bank (the "Bank"), consisting of a revolving credit facility maturing on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Outstanding borrowings under the revolving credit facility were $9.6 million and $12.4 million at March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002, the Company had additional borrowing availability under the revolving facility of $5.6 million. As of May 10, 2002, the Company's borrowing availability under the revolving facility was $15.2 million, of which the Company had borrowed $8.9 million. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin (5.25% at May 10, 2002) or LIBOR plus an interest margin (4.16% at May 10, 2002). At March 31, 2002, the Company was in compliance with its financial covenants under the Credit Agreement.

Based on its current business plan, the Company expects that cash equivalents and short term investments on hand, the Company's credit facility, as amended, and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. Currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuance of common stock in 2002 and subsequent years.

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

Similarly, the Company's management must make estimates of the uncollectibility of its accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers' payment terms when evaluating the adequacy of its allowance for doubtful accounts.

The Company's accounts receivables at March 31, 2002 totaled $17.0 million, net of the allowance for doubtful accounts of $957,000.

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

As of March 31, 2002, the Company's inventories totaled $26.6 million, net of reserves for slow moving and obsolete inventories of $2.1 million. Management believes that the Company's inventory valuation, together with the recorded reserves for slow moving and obsolete inventories, results in carrying the inventory at the lower of cost or market.

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

Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. At March 31, 2002, the Company's net deferred tax assets totaled $2.0 million. The Company has recorded a valuation allowance of $40.4 million as of March 31, 2002, due to uncertainties related to the Company's ability to utilize some of its deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. The valuation allowance is based on management's estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust this valuation allowance which could materially impact the Company's financial position and results of operation.

Valuation of Long-Lived and Intangible Assets and Goodwill. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered by management in performing this assessment include, but are not limited to, the following:

     - The Company's performance relative to historical or projected future operating results;

     - The Company's intended use of acquired assets or the Company's strategy for its overall business; and

     -    Industry or economic trends.

In the event that the carrying value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairment is measured using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. At March 31, 2002, the net book value of goodwill approximated $22.5 million and the net book value of other intangible assets approximated $3.8 million.

As discussed in the footnotes to the condensed consolidated financial statements, on January 1, 2002, the Company implemented Statement of Financial Account Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, and as a result, will cease to amortize approximately $22.5 million of goodwill but will continue to amortize other intangible assets. Goodwill amortization for the full year of 2001 and the 2001 Quarter amounted to approximately $1.1 million, or $0.026 per share, and $240,000, or $0.006 per share, respectively. In lieu of amortization, the Company will be required to perform an initial impairment review of its goodwill in 2002 and an impairment review thereafter at least annually. The Company expects to complete its initial impairment review in the second quarter of 2002 and currently does not expect to record an impairment charge upon completion of this review. However, there can be no assurance that a material impairment charge will not be recorded at the time that this review is completed.

FORWARD LOOKING STATEMENTS

Statements made in this Quarterly Report include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, expected adjustments to the Company's financial statements upon completion of the transitional impairment tests under SFAS No. 142, expected amortization expenses in 2002 and future periods, forecasted reductions to operating expenses associated with the transition of sales and marketing responsibilities of the OTI nuclear business to Eastern Technologies, Inc., the ability of the Company to meet its liquidity and capital requirements, and management judgments about future events in the application of its critical accounting policies as described under "Critical Accounting Policies" above. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's Annual Report including, without limitation, those described under "Risk Factors -History of Net Losses", "-Reliance upon Microtek", "-Competition", "-Product Liability", "-Stock Price Volatility", "-Dependence on Key Personnel", "-Anti-takeover Provisions", "-Low Barriers to Entry for Competitive Products", "-Potential Erosion of Profit Margins", "-Risks of Completing Acquisitions", "-Small Sales and Marketing Force", "-Reliance upon Distributors", "-Microtek Regulatory Risks", "-Risks of Obsolescence", "-Reduced OREX Market Potential", "-OREX Commercialization Risks", "-OREX Manufacturing and Supply Risks", "-Risks Affecting Protection of Technology", "-Risks of Technological Obsolescence" and "-OTI Regulatory Risks". We do not undertake to update our forward-looking statements to reflect future events or circumstances.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At March 31, 2002, the Company had $10.1 million long-term or short-term debt bearing interest at floating rates. Because these rates are variable, a 1% increase in interest rates would result in additional interest expense of approximately $30,000 per quarter and a 1% reduction in interest rates would result in reduced interest expense of approximately $30,000 per quarter.

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

On January 18, 2002, the Company issued 50,000 shares of its common stock for consideration consisting of $50,000 in cash plus services provided and to be provided under a consulting agreement for investor relations services. The securities were purchased by two principals of the Company's investor relations advisor in a private transaction. Exemption from the registration provisions of the Securities Act for this transaction was claimed under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transaction did not involve any public offering, the purchasers were sophisticated with access to the kind of information registration would provide and that such purchasers acquired such securities without a view to distribution thereof.

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

3.3(3)         Amended and Restated Bylaws of Isolyser Company, Inc.

4.1(1)         Specimen Certificate of Common Stock





------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83474).

(2) Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 23, 2002.




(b) The Company filed a Current Report on Form 8-K on April 23, 2002 reporting under Item 5 thereof an amendment to the Company's Amended and Restated Bylaws.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2002.


                        ISOLYSER COMPANY, INC.



                                 By:      /s/ Dan R. Lee
                                          ---------------------------------
                                          Dan R. Lee
                                          President & CEO
                                          (principal executive officer)


                                 By:      /s/ R. G. Wilson
                                          --------------------------------
                                          R. G. Wilson
                                          Chief Financial Officer
                                          (principal financial officer)

1469850v2