Form 10-Q
period 2002-06-30
ISOLYSER CO INC /GA/
filed 2002-08-13
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended             June 30, 2002        Commission File No.  0-24866
                              -------------                             -------


                         MICROTEK MEDICAL HOLDINGS, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)


                Georgia                                       58-1746149
-------------------------------                            -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification No.)

                                512 LEHMBERG ROAD
                           COLUMBUS, MISSISSIPPI 39702
                           ---------------------------
                    (Address of principal executive offices)

                                 (662) 327-1863
                                 --------------
              (Registrant's telephone number, including area code)


                             ISOLYSER COMPANY, INC.
                            Former name of Registrant

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                        Outstanding at August 2, 2002
-----                                        -----------------------------

Common Stock, $.001 par value                            43,085,733

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MICROTEK MEDICAL HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                                                    (unaudited)
                                ASSETS                             JUNE 30, 2002          DECEMBER 31, 2001
                                ------                         -----------------------------------------------
Current assets
        Cash and cash equivalents                                  $    9,885              $    10,587
        Accounts receivable, net                                       15,318                   16,141
        Other receivables                                                 320                      587
        Inventory, net                                                 26,509                   27,022
        Prepaid expenses and other assets                                 805                    1,215
                                                               -----------------------------------------------
                    Total current assets                               52,837                   55,552
                                                               -----------------------------------------------

Property and equipment                                                 22,799                   21,994
        Less accumulated depreciation                                 (15,593)                 (14,455)
                                                               -----------------------------------------------
                    Property and equipment, net                         7,206                    7,539
                                                               -----------------------------------------------

Intangible assets, net                                                 26,164                   26,351
Deferred income taxes                                                   2,018                    2,018
Other assets, net                                                       3,366                    2,870
                                                               -----------------------------------------------
                    Total assets                                $      91,591              $    94,330
                                                               ===============================================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
Current liabilities
        Accounts payable                                        $       4,867                    4,934
        Accrued expenses                                                2,665                    3,091
        Accrued customer rebates                                          490                      490
        Current portion of long-term debt                                 250                      260
        Deferred licensing revenue                                        714                    1,427
        Product financing agreement                                         -                      404
                                                               -----------------------------------------------
                    Total current liabilities                           8,986                   10,606
                                                               -----------------------------------------------

Long-term debt                                                          8,087                   12,649
Other long-term liabilities                                             1,905                    1,487
                                                               -----------------------------------------------
                    Total liabilities                                  18,978                   24,742
                                                               -----------------------------------------------

Shareholders' equity
        Common stock                                                       43                       43
        Additional paid-in capital                                    211,184                  210,251
        Accumulated deficit                                          (136,518)                (138,636)
        Cumulative translation adjustment                                (130)                    (239)
        Unrealized loss on available for sale securities                 (119)                     (96)
        Unearned shares restricted to employee stock
           ownership plan                                                 (60)                     (60)
                                                               -----------------------------------------------
                                                                       74,400                   71,263
Treasury shares, at cost                                               (1,787)                  (1,675)
                                                               -----------------------------------------------
        Total shareholders' equity                                     72,613                   69,588
                                                               -----------------------------------------------
            Total liabilities and shareholders' equity          $      91,591              $    94,330
                                                               ===============================================

See notes to condensed consolidated financial statements.

                         MICROTEK MEDICAL HOLDINGS, INC.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                THREE MONTHS ENDED  THREE MONTHS ENDED     SIX MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30, 2002       JUNE 30, 2001         JUNE 30, 2002        JUNE 30, 2001
                                                ------------------  ------------------     ----------------     ----------------

Net sales                                       $    20,816         $     21,339             $   41,640         $     37,216
Licensing revenues                                      356                  377                    713                  756
                                                ------------------  ------------------     ----------------     ----------------
           Net revenues                              21,172               21,716                 42,353               37,972

Cost of goods sold                                   12,707               13,246                 25,292               22,839
                                                ------------------  ------------------     ----------------     ----------------
           Gross profit                               8,465                8,470                 17,061               15,133

Operating expenses:
     Selling, general and administrative              7,173                6,559                 13,917               11,938
     Research and development                           254                  445                    417                  898
     Amortization of intangibles                        114                  378                    228                  698
                                                ------------------  ------------------     ----------------     ----------------
           Total operating expenses                   7,541                7,382                 14,562               13,534
                                                ------------------  ------------------     ----------------     ----------------

Income from operations                                  924                1,088                  2,499                1,599

Interest income                                          38                   76                     75                  189
Interest expense                                       (175)                (236)                  (370)                (343)
Equity in earnings of investee                           17                    -                     17                    -
Other income                                             47                    -                     47                    -
                                                ------------------  ------------------     ----------------     ----------------
Income before income taxes                              851                  928                  2,268                1,445

Income tax provision                                     61                   83                    150                  173
                                                ------------------  ------------------     ----------------     ----------------
Net income                                      $       790         $        845             $    2,118           $    1,272
                                                ==================  ==================     ================     ================

Other comprehensive income (loss):
     Foreign currency translation gain (loss)           162                  (46)                   109                 (131)
      Unrealized loss on available for sale
         securities                                     (16)                  (5)                   (23)                 (19)
                                                ------------------  ------------------     ----------------     ----------------
Comprehensive income                                $    936             $   794             $    2,204              $ 1,122
                                                ==================  ==================     ================     ================

Net income per common share  - basic
   and diluted                                      $   0.02              $ 0.02             $     0.05               $  0.03
                                                ==================  ==================     ================     ================

Basic weighted average number of common
  shares outstanding                                  42,252              41,680                 42,184                41,545
                                                ==================  ==================     ================     ================

 Diluted weighted average number of  common
  shares outstanding                                  43,184              42,024                 43,058                 41,759
                                                ==================  ==================     ================     ================


See notes to condensed consolidated financial statements.


                                          MICROTEK MEDICAL HOLDINGS, INC.
                                  Condensed Consolidated Statements of Cash Flows
                                                   (in thousands)
                                                    (unaudited)

                                                                        SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                         JUNE 30, 2002            JUNE 30, 2001
                                                                        ----------------------------------------

Cash flows from operating activities:
      Net income                                                         $       2,118            $      1,272

Adjustments to reconcile  net income to net cash
     provided by (used in) operating activities:
      Depreciation                                                               1,229                   1,233
      Amortization of intangibles                                                  228                     698
      Provision for doubtful accounts                                              113                      10
      Licensing revenues                                                          (713)                   (756)
      Provision for obsolete and slow moving inventory                              64                     177
      Stock option compensation expense                                             90                       -
      Loss on disposal of property and equipment                                    56                       -
      Equity in earnings of investee                                               (17)                      -
      Other                                                                        (71)                      -
      Changes in assets and liabilities, net of effects of acquisitions          1,401                  (6,164)
                                                                        ----------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              4,498                  (3,530)
                                                                        ----------------------------------------

Cash flows from investing activities:
      Purchase of and deposits for property and equipment                         (981)                   (562)
      Acquisitions                                                                   -                 (11,983)
                                                                        ----------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                             (981)                (12,545)
                                                                        ----------------------------------------

Cash flows from financing activities:
      Net (repayments) borrowings under credit agreements                       (4,556)                 10,665
      Changes in bank overdraft                                                    (83)                    540
      Net repayments under notes payable                                          (420)                   (278)
      Proceeds from exercise of stock options                                      483                     125
      Repurchase of treasury stock                                                (112)                   (131)
      Proceeds from issuance of common stock                                       360                     277
                                                                        ----------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (4,328)                 11,198
                                                                        ----------------------------------------
Effect of exchange rate changes on cash                                            109                    (131)
                                                                        ----------------------------------------
Net decrease in cash and cash equivalents                                         (702)                 (5,008)
Cash and cash equivalents at beginning of period                                10,587                  14,379
                                                                        ----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     9,885              $    9,371
                                                                        ========================================




See notes to condensed consolidated financial statements.

                         MICROTEK MEDICAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2) On May 22, 2002, the Board of Directors of the Company adopted a resolution to change the Company's name from Isolyser Company, Inc. to Microtek Medical Holdings, Inc. Shareholder approval of the name change was not required. This name change was effective as of July 1, 2002. The name change did not change the Company's existing structure or ownership.

3) Inventories are stated at the lower of cost or market and are summarized as follows:

                  (in thousands)          JUNE 30, 2002               DECEMBER 31, 2001
                                          ----------------            -----------------

Raw materials and supplies                $      12,579               $        13,504
Work in process                                     597                           890
Finished goods                                   15,275                        14,634
                                         -----------------           ------------------
                                                  28,451                       29,028
Reserves for slow moving and
     obsolete inventories                         (1,942)                      (2,006)
                                         -----------------           ------------------
         Inventory, net                   $       26,509              $        27,022
                                         =================           ==================

     At June 30, 2002 and December 31, 2001, the net OREX inventory was approximately $2.6 million.

4) Effective February 2, 2001, Microtek Medical, Inc. ("Microtek"), a subsidiary of the Company, entered into a definitive agreement to acquire substantially all of the assets of Deka Medical, Inc. ("Deka") for cash. Concurrently with the signing of the definitive agreement, Microtek acquired Deka's post-surgical clean-up product line. Effective March 2, 2001, Microtek concluded the acquisition by acquiring substantially all of the assets of Deka used in Deka's patient and medical equipment drape product line. The allocation of the total purchase price of approximately $11.6 million resulted in an excess of purchase price over the fair value of the net assets acquired (goodwill) of approximately $3.3 million.

     The above described acquisition was accounted for under the purchase method, and accordingly, the results of operations related to the acquired assets have been included in the accompanying condensed consolidated financial statements from the date of acquisition. The following unaudited pro forma financial information reflects the Company's results of operations as if the Deka acquisition had been completed on January 1, 2001:

                                             SIX MONTHS ENDED
 (in thousands, except per share data)         JUNE 30, 2001
                                               -------------

 Net revenues                                    $  41,722
 Net income                                          1,290
 Net income per common share -
        basic and diluted                           $ 0.03

     The pro forma financial information is based on estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the operating results that would have occurred had the Deka acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

5) The Company maintains a $17.5 million credit agreement (as amended to date, the "Credit Agreement") with the Chase Manhattan Bank (the "Bank"), consisting of a revolving credit facility maturing on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin (5.25% at June 30, 2002) or LIBOR plus an interest margin (4.16% at June 30, 2002). There were outstanding borrowings under the revolving credit facility of $7.9 million at June 30, 2002 and $12.4 million at December 31, 2001. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, equipment, the Company's stock of its subsidiaries and certain of the Company's plants and offices. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and earnings, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At June 30, 2002, the Company was in compliance with its financial covenants under the Credit Agreement.

6) Basic per share income is computed using the weighted average number of common shares outstanding for the period. Diluted per share income is computed including the dilutive effect of all contingently issuable shares. The difference between basic and diluted weighted average shares is attributable to 932,000 and 874,000 dilutive stock options outstanding for the three months and six months ended June 30, 2002, respectively. There were 344,000 and 214,000 dilutive stock options outstanding for the three months and six months ended June 30, 2001, respectively.

7) On February 11, 2000, the Company paid $249,000 for approximately 7.5% interest in Consolidated Ecoprogress Technology, Inc. ("CES"). CES is a Canadian environmental technology company focused on being a leader in developing and selling biodegradable and disposable absorbent products such as diapers, feminine hygiene, adult incontinence and other products. This investment is classified in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, as available for sale securities and is stated at market value. Any change in market value between periods is included as a component of shareholders' equity. The value of this investment as of June 30, 2002 was $130,000.

8) At December 31, 2001, the Company had restructuring reserves of $101,000. Additions and charges against the reserves totaled $145,000 and $162,000, respectively, during the six months ended June 30, 2002, leaving a balance of $84,000 in the reserves at June 30, 2002. The activity is shown below:

         (in thousands)                    DECEMBER 31, 2001                                         JUNE 30, 2002
DESCRIPTION                                     BALANCE             ADDITIONS       DEDUCTIONS          BALANCE
-----------                                     -------             ---------       ----------          -------

Severance and consulting
     arrangements                                 $   26             $  145        $     (162)         $      9
Impaired equipment reserve                            75                  -               -                  75
                                                 ---------          ---------     -------------       ----------
Total                                             $  101             $  145        $     (162)         $     84
                                                 =========          =========     =============       ==========

     During the six months ended June 30, 2002, severance and vacation benefits totaling $145,000 were accrued and paid with respect to the termination of 19 employees of Microtek's Waynesville, North Carolina facility and 4 employees of the Company's OTI division.

9) In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that the amortization of goodwill cease prospectively upon adoption and instead, the carrying value of goodwill be evaluated using an impairment approach. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and was implemented by the Company on January 1, 2002. The initial step of the Company's transitional impairment test was completed during the second quarter of 2002, and no impairment loss was indicated. The Company is required to complete the final step of the transitional impairment test by the end of the fiscal year. Management does not believe that a material adjustment will be necessary upon completion of its final assessment. The information presented below could be adjusted based on the results of this final assessment.

     The Company's goodwill and intangible assets as of June 30, 2002 and December 31, 2001 are summarized as follows:


            (in thousands)                             JUNE 30, 2002                            DECEMBER 31, 2001
                                                       -------------                            -----------------
                                         GROSS CARRYING         ACCUMULATED            GROSS CARRYING     ACCUMULATED
                                            AMOUNT              AMORTIZATION               AMOUNT         AMORTIZATION
                                            ------              ------------               ------         ------------

Goodwill                                  $   29,197            $    6,732               $   29,953         $    7,488
Customer lists                                   586                    75                      586                 62
Covenants not to compete                         575                   194                      575                124
Patent and license agreements                  3,888                 1,804                    3,847              1,701
Other                                            887                   164                      887                122
                                         ------------          ------------             ------------       ------------
Total                                     $   35,133            $    8,969               $   35,848         $    9,497
                                         ============          ============             ============       ============

     The following financial information is presented as if SFAS No. 142 was adopted at the beginning of the quarter ended June 30, 2001:


                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
      (in thousands, except per share data)                 JUNE 30, 2001                JUNE 30, 2001
                                                            -------------                -------------

Net  income as reported                                        $     845                   $   1,272
Goodwill amortization                                                264                         503
                                                              ------------                ------------
Adjusted net income                                            $   1,109                   $   1,775
                                                              ============                ============

Net income per common share - basic and diluted:
     As reported                                               $    0.02                   $    0.03
     Goodwill amortization                                          0.01                        0.01
                                                              ------------                ------------
     As adjusted                                               $    0.03                   $    0.04
                                                              ============                ============

     Amortization expense related to intangible assets was $114,000 for the three months ended June 30, 2002 and 2001, and was $228,000 and $195,000 for the six months ended June 30, 2002 and 2001, respectively. Following is the estimated annual amortization expense subsequent to December 31, 2001:

                                                    AMORTIZATION
                           YEAR                        EXPENSE
                           ----                        -------
                        2002 - 2004                 $  454,000
                            2005                       431,000
                            2006                       287,500
                         2007-2011                     281,000
                            2012                       161,500
                            2013                        75,000
                         2014-2015                      70,000
                            2016                        24,000

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for the three months ended June 30, 2002 (the "2002 Quarter") were $21.2 million, a decrease of $545,000 or 2.5 percent from the $21.7 million of net revenues reported for the three months ended June 30, 2001 (the "2001
Quarter"). Net revenues for the six months ended June 30, 2002 (the "2002 Period") were $42.4 million, an increase of $4.4 million or 11.5 percent over the $38.0 million of net revenues reported for the six months ended June 30, 2001 (the "2001 Period"). Excluding licensing revenues associated with the amortization of the $10.5 million payment by Allegiance allocated to the Company's Supply and License Agreement with Allegiance, net revenues in the 2002 Quarter and 2002 Period were $20.8 million and $41.6 million, respectively, as compared to $21.3 million in the 2001 Quarter and $37.2 million in the 2001 Period. The decrease in net revenues in the 2002 Quarter as compared to the 2001 Quarter is attributable to net revenues in the 2001 Quarter resulting from Microtek's fulfillment and elimination of backlog assumed in conjunction with Microtek's acquisition of the drape and CleanOp product lines of Deka in the first quarter of 2001. The net revenues increase in the 2002 Period as compared to the 2001 Period is primarily attributable to the drape and CleanOp product lines acquired from Deka and to substantial growth in Microtek's international net revenues. In addition, Microtek's CleanOp product line has shown significant growth since being acquired from Deka.

For the 2002 Quarter, Microtek's net revenues totaled $20.7 million, a decrease of $514,000 or 2.4 percent from net revenues of $21.3 million reported in the 2001 Quarter. Microtek's net revenues for the 2002 Period were $41.3 million, approximately $4.4 million more than the $36.9 million reported in the 2001 Period. The following tables depict Microtek's domestic and international revenues and the relative percentage of each to Microtek's total revenues for the 2002 Quarter and 2001 Quarter and for the 2002 Period and the 2001 Period:


                               THREE MONTHS ENDED JUNE 30, 2002              THREE MONTHS ENDED JUNE 30, 2001
                                    AMOUNT           % OF TOTAL                   AMOUNT          % OF TOTAL
      Domestic                    $   17.7               85.3%                   $   18.6             87.5%
      International                    3.0               14.7%                        2.7             12.5%
                                 ----------          ----------                -----------        ----------
      Total                       $   20.7              100.0%                   $   21.3            100.0%
                                 ==========          ==========                ===========        ==========


                                  SIX MONTHS ENDED JUNE 30, 2002               SIX MONTHS ENDED JUNE 30, 2001
                                    AMOUNT           % OF TOTAL                   AMOUNT          % OF TOTAL
      Domestic                    $   35.5               85.8%                   $   32.5             88.1%
      International                    5.8               14.2%                        4.4             11.9%
                                 ----------          ----------                -----------        ----------
      Total                       $   41.3              100.0%                   $   36.9            100.0%
                                 ==========          ==========                ===========        ==========

Microtek's domestic revenues are generated through two primary channels or customer categories, hospital branded and contract manufacturing (commonly referred to as OEM). Included in the Company's OEM revenues are sales of products to custom procedure tray companies and other "non-branded" or private label customers. Microtek's domestic revenues in the 2002 Quarter decreased by $900,000 from the 2001 Quarter. Of this amount, $788,000 was attributable to OEM revenue declines in the 2002 Quarter. As discussed above, OEM net revenues for the 2001 Quarter included a substantial amount of backlog assumed in conjunction with the Deka acquisition. Revenues from such backlog was not recurring in the 2002 Quarter. Hospital branded net revenues for the 2002 Quarter declined by $112,000 from the 2001 Quarter. This decline was due primarily to a $694,000 decrease in safety product revenues resulting from increased competitive pressures. Lower safety product revenues were partially offset by a $542,000 increase in revenues from the CleanOp product line acquired from Deka. Microtek's core hospital branded revenues in the 2002 Quarter were about the same as the corresponding revenue in the 2001 Quarter.

On a year-to-date basis, OEM revenues in the 2002 Period increased by $2.4 million or 17.5 percent from the 2001 Period due primarily to revenues from the angiography drape and equipment drape product lines acquired from Deka. Hospital branded net revenues in the 2002 Period were approximately $534,000 higher than in the 2001 Period due primarily to a $1.2 million increase in revenues from the CleanOp product line acquired from Deka and to modest growth in Microtek's core hospital branded product lines. These increases in hospital branded net revenues were offset by a decrease of $1.0 million in safety products revenues in the 2002 Period.

Microtek's international net revenues were $3.0 million for the 2002 Quarter, an increase of $300,000 or 14.5 percent over the 2001 Quarter. International revenues for the 2002 Period were $5.8 million, or $1.4 million more than the $4.4 million reported for the 2001 Period. The improvements in the 2002 Quarter and 2002 Period are attributable to international revenues stemming from the Deka acquisition and internal growth of approximately 18 percent.

OTI's net revenues were $417,000 in the 2002 Quarter versus $420,000 in the 2001 Quarter. OTI's net revenues were approximately $1.0 million in both the 2002 Period and 2001 Period. Licensing revenues in the 2002 Quarter and 2002 Period were $356,000 and $713,000, respectively, as compared to $377,000 and $756,000 in the 2001 Quarter and 2001 Period, respectively. The Company will cease to recognize the non-cash licensing revenues in December 2002. Included in OTI's net revenues for the 2002 Quarter and 2002 Period were revenues related to its nuclear operations of approximately $25,000 and $115,000, respectively. As announced in May 2002, the Company has entered into an agreement with Eastern Technologies, Inc. ("ETI") and has transferred most of the sales and marketing responsibilities for its OREX nuclear product line to ETI. Under this agreement, ETI serves as the exclusive licensee of OREX LaunderableTM products for sale in the United States and Canada and a nonexclusive licensee of OTI's Certified SolubleTM products in that territory. Additionally ETI serves as the exclusive operator of processing services to the nuclear power industry for these products in the United States and Canada.

Gross margins in the 2002 Quarter and 2002 Period were 40.0 percent and 40.3 percent, respectively, and are slightly higher than the margins of 39.0 percent recorded in the 2001 Quarter and 39.9 percent recorded in the 2001 Period.

Operating expenses as a percentage of net revenues in the 2002 Quarter were 35.6 percent versus 34.0 percent in the 2001 Quarter. For the 2002 Period, operating expenses as a percentage of net revenues were 34.4 percent as compared to 35.6 percent for the 2001 Period. Selling, general and administrative expenses were $7.2 million or 33.9 percent of net revenues in the 2002 Quarter, versus $6.6 million or 30.2 percent of net revenues in the 2001 Quarter. For the 2002 Period, selling, general and administrative expenses were $13.9 million or 32.9 percent of net revenues, as compared to $11.9 million or 31.4 percent of net revenues in the 2001 Period. During the second quarter of 2002, the Company recorded additional severance and reorganization costs related to the restructure of its OTI division and its alliance with ETI. The aggregate of these restructuring expenses was approximately $0.01 per basic and diluted share and increased selling, general and administrative expenses as a percentage of net revenues in the 2002 Quarter by approximately 1.4 percent. Additionally, the increases noted in the absolute dollar amount of selling, general and administrative expenses and in selling, general and administrative expenses as a percentage of net revenues in 2002 result from the Company's expansion of its marketing focus and allocation of additional resources to marketing its branded products.

Research and development expenses decreased by $191,000 and $481,000 in the 2002 Quarter and 2002 Period, respectively, as compared to the 2001 Quarter and 2001 Period, due to significant reductions in product development costs. The reduction in research and development expenses reflects the Company's more narrow focus on new market opportunities in the nuclear power industry for its OREX Degradable products and new healthcare market opportunities for Microtek.

Amortization of intangibles in the 2002 Quarter and 2002 Period was $114,000 and $228,000, respectively, a decrease of $264,000 from the 2001 Quarter and
$470,000 from the 2001 Period. These decreases result primarily from the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Upon adoption, the Company ceased to amortize goodwill and instead will evaluate the carrying value of its goodwill using an impairment approach. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment on a periodic basis. Had the provisions of SFAS No. 142 been in effect beginning on January 1, 2001, amortization of intangibles for the 2001 Quarter and 2001 Period would have decreased by approximately $264,000 and $503,000, respectively. The decrease attributable to non-amortization of goodwill in the 2002 Period was offset slightly by the amortization of identifiable intangible assets acquired in the Deka and MICROBasix acquisitions which were completed in the 2001 Period.

Income from operations for the 2002 Quarter and 2002 Period was $924,000 and $2.5 million, respectively, versus $1.1 million in the 2001 Quarter and $1.6 million in the 2001 Period. For the 2002 Quarter, Microtek's operating profit of $1.3 million declined by $400,000 from the $1.7 million recorded in the 2001 Quarter. For the 2002 Period, Microtek's operating profit was $3.1 million, a modest increase over the operating profit of $2.9 million recorded in the 2001 Period. The operating losses recorded by the Company's OTI division in the 2002 Quarter and 2002 Period were $369,000 and $516,000, respectively, which represent a 37.5 percent improvement over the $591,000 in operating losses recorded in the 2001 Quarter and a 57.4 percent improvement over the $1.2 million in operating losses recorded in the 2001 Period. As discussed above, the operating losses in the 2002 Quarter and 2002 Period would have been further reduced if not for the severance and restructuring charges which were recorded in the 2002 Quarter.

Interest expense, net of interest income, was $137,000 and $295,000 in the 2002 Quarter and 2002 Period, respectively, as compared to $160,000 and $154,000 in the 2001 Quarter and 2001 Period, respectively. The $23,000 decrease in net interest expense in the 2002 Quarter as compared to the 2001 Quarter is due to reduced borrowings on the Company's lines of credit facility and lower interest rates during the 2002 Quarter. The $141,000 increase in net interest expense in the 2002 Period as compared to the 2001 Period is the result of increased interest expense resulting from higher average borrowings and lower interest income on cash and cash equivalents due to lower average cash balances during 2002.

The Company's provision for income taxes in the 2002 Quarter reflects an expense of $61,000. Due to the Company's federal net operating loss carryforwards, this expense consists primarily of state and foreign income taxes.

The resulting net income for the 2002 Quarter was $790,000, or $0.02 per basic and diluted share, bringing the Company's net income for the 2002 Period to $2.1 million, or $0.05 per basic and diluted share. While the Company's net income for the 2002 Quarter is consistent with the $0.02 per basic and diluted share reported for the 2001 Quarter, the Company's earnings for the 2002 Period represent an increase of approximately $846,000, or $0.02 per basic and diluted share, over the net income reported for the 2001 Period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company's cash and cash equivalents totaled $9.9 million as compared to $10.6 million at December 31, 2001.

During the 2002 Period, the Company's operating activities provided cash of $4.5 million as compared to cash used in operating activities of $3.5 million in the 2001 Period. The increase in cash provided by operating activities in the 2002 Period is attributable to the Company's increased profitability in the 2002 Period and improved working capital management, particularly in accounts receivable and inventories. Cash used in investing activities in the 2002 Period was $981,000, as compared to $12.5 million in the 2001 Period. Investing activities in the 2002 Period consisted of the purchase of property and equipment. Investing activities in the 2001 Period included the Deka and MICROBasix acquisitions which consumed approximately $12.0 million in cash and purchases of property and equipment of $562,000. During the 2002 Period, cash used in financing activities was $4.3 million. Repayments under the Company's Credit Agreement and other long-term debt agreements in the 2002 Period totaled $5.0 million. Included in this amount was a lump sum payment to Thantex of $341,000 under the product financing agreement described in the Company's Annual Report. This payment satisfied in full the Company's remaining obligation under this agreement. During the 2002 Period, the Company received $843,000 in proceeds from the exercise of stock options and issuance of stock and purchased 45,000 shares of treasury stock for $112,000. Cash provided by financing activities in the 2001 Period was $11.2 million which consisted primarily of borrowings under the Company's Credit Agreement of $10.7 million.

The Company maintains a $17.5 million credit agreement (as amended to date, the "Credit Agreement") with the Chase Manhattan Bank (the "Bank"), consisting of a revolving credit facility maturing on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Outstanding borrowings under the revolving credit facility were $7.9 million and $12.4 million at June 30, 2002 and December 31, 2001, respectively. As of June 30, 2002, the Company had additional borrowing availability under the revolving facility of $6.3 million. As of August 2, 2002, the Company's borrowing availability under the revolving facility was $13.8 million, of which the Company had borrowed $7.6 million. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin (5.25% at August 2, 2002) or LIBOR plus an interest margin (4.16% at August 2, 2002). At June 30, 2002, the Company was in compliance with its financial covenants under the Credit Agreement.

Based on its current business plan, the Company expects that cash equivalents and short term investments on hand, the Company's credit facility, as amended, and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. The Company's liquidity is not dependent upon the use of off-balance sheet financing arrangements. There has been no significant change in the Company's contractual obligations since December 31, 2001. Currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuance of common stock in 2002 and subsequent years.

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

At the time of a sale transaction, the Company assesses whether the related sales price is fixed and determinable based on the payment terms associated with the transaction. Sales prices due within the Company's normal payment terms, which are 30 to 60 days from the invoice date for its domestic customers and 90 to 120 days from the invoice date for international customers, are considered fixed and determinable. The Company does not generally extend payment terms outside its normal guidelines. The Company also assesses whether collection is reasonably assured at the time of the sale transaction based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.

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

Similarly, the Company's management must make estimates of the uncollectibility of its accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers' payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company's accounts receivables at June 30, 2002 totaled $15.3 million, net of the allowance for doubtful accounts of $941,000.

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

As of June 30, 2002, the Company's inventories totaled $26.5 million, net of reserves for slow moving and obsolete inventories of $1.9 million. Management believes that the Company's inventory valuation, together with the recorded reserves for slow moving and obsolete inventories, results in carrying the inventory at the lower of cost or market.

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

Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. At June 30, 2002, the Company's net deferred tax assets totaled $2.0 million. The Company has recorded a valuation allowance of $40.4 million as of June 30, 2002, due to uncertainties related to the Company's ability to utilize some of its deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. The valuation allowance is based on management's estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust this valuation allowance which could materially impact the Company's financial position and results of operation.

Valuation of Long-Lived and Intangible Assets and Goodwill. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered by management in performing this assessment include, but are not limited to, the following:

     o The Company's performance relative to historical or projected future operating results;
     o The Company's intended use of acquired assets or the Company's strategy for its overall business; and
     o    Industry or economic trends.

In the event that the carrying value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairment is measured using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. At June 30, 2002, the net book value of goodwill approximated $22.5 million and the net book value of other intangible assets approximated $3.7 million.

As discussed in the footnotes to the condensed consolidated financial statements, on January 1, 2002, the Company implemented SFAS No. 142, and as a result, discontinued the periodic amortization of approximately $22.5 million of goodwill but will continue to amortize other intangible assets. Goodwill amortization for the full year of 2001 and the 2001 Period amounted to approximately $1.1 million, or $0.026 per share, and $503,000, or $0.012 per share, respectively. In lieu of amortization, the Company will be required to perform an initial impairment review of its goodwill in 2002 and an impairment review thereafter at least annually. The Company completed its initial impairment review in the 2002 Quarter and no impairment charge was indicated.

FORWARD LOOKING STATEMENTS

Statements made in this Quarterly Report include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, expected adjustments to the Company's financial statements upon completion of the transitional impairment tests under SFAS No. 142, expected amortization expenses in 2002 and future periods, the ability of the Company to meet its liquidity and capital requirements, and management judgments about future events in the application of its critical accounting policies as described under "Critical Accounting Policies" above. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's Annual Report including, without limitation, those described under "Risk Factors -History of Net Losses", "-Reliance upon Microtek", "-Competition", "-Product Liability", "-Stock Price Volatility", "-Dependence on Key Personnel", "-Anti-takeover Provisions", "-Low Barriers to Entry for Competitive Products", "-Potential Erosion of Profit Margins", "-Risks of Completing Acquisitions", "-Small Sales and Marketing Force", "-Reliance upon Distributors", "-Microtek Regulatory Risks", "-Risks of Obsolescence", "-Reduced OREX Market Potential", "-OREX Commercialization Risks", "-OREX Manufacturing and Supply Risks", "-Risks Affecting Protection of Technology", "-Risks of Technological Obsolescence" and "-OTI Regulatory Risks". We do not undertake to update our forward-looking statements to reflect future events or circumstances.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At June 30, 2002, the Company had $8.3 million long-term or short-term debt bearing interest at floating rates. Because these rates are variable, a 1% increase in interest rates would have resulted in additional interest expense of approximately $48,000 for the six months ended June 30, 2002 and a 1% reduction in interest rates would have resulted in reduced interest expense of approximately $48,000 for the six months ended June 30, 2002.


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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

During the period covered by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company's Proxy Statement for its Annual Meeting of Shareholders held May 23, 2002.

(a)  The Company's annual meeting of shareholders was held on May 23, 2002.
(b) The nominees for the Board of Directors of the Company are identified below.
(c) With respect to the election of directors, the inspector of election tabulated the following votes:

       Nominee for Office    Number of Votes       Number of Votes    Abstention
       ------------------    ---------------       ---------------    ----------
                                   For                Withheld
                                   ---                --------

       Gene R. McGrevin          39,350,680           1,015,612          -
       Dan R. Lee                40,022,090             344,202          -
       Rosdon Hendrix            40,186,520             179,772          -
       Kenneth F. Davis          40,195,076             171,216          -
       John E. McKinley          40,201,336             164,956          -
       Ronald L. Smorada         40,164,286             202,006          -

(d) With respect to the approval of the amendment to the Company's 1999 Long-Term Incentive Plan increasing the number of shares for the award stock options and other stock awards to 3,200,000 shares, the inspector of election tabulated the following votes:

       For               36,884,991

       Against            3,275,706
       Abstention           205,595

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

3.1(1)    Articles of Incorporation of Isolyser Company, Inc.

3.2(2) Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc.

3.3(3)    Amended and Restated Bylaws of Isolyser Company, Inc.

4.1(1)    Specimen Certificate of Common Stock

99.1 Certification of Periodic Financial Reports by the Chairman, Chief Executive Officer and President

99.2 Certification of Periodic Financial Reports by the Chief Financial Officer, Treasurer and Assistant Secretary

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2002.


                                            MICROTEK MEDICAL HOLDINGS, INC.



                                            By:  /s/ Dan R. Lee
                                               ---------------------------------
                                                Dan R. Lee
                                                President & CEO
                                                (principal executive officer)


                                            By:  /s/ R.G. Wilson
                                                --------------------------------
                                                 R. G. Wilson
                                                 Chief Financial Officer
                                                 (principal financial officer)

1498851