Form 10-Q
period 2002-09-30
MICROTEK MEDICAL HOLDINGS INC
filed 2002-11-13
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   September 30, 2002            Commission File No.  0-24866
                    ------------------                                 -------


                         MICROTEK MEDICAL HOLDINGS, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)


                Georgia                                        58-1746149
------------------------------------------                   -----------------
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

Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                 Outstanding at November 8, 2002
-----                                 -------------------------------

Common Stock, $.001 par value                  43,145,795

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                         MICROTEK MEDICAL HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                                                        (unaudited)
                                Assets                                September 30, 2002    December 31, 2001
                                ------                              -----------------------------------------
Current assets
        Cash and cash equivalents                                    $    10,112               $      10,587
        Accounts receivable, net                                          16,758                      16,141
        Other receivables                                                    408                         587
        Inventory, net                                                    25,290                      27,022
        Prepaid expenses and other assets                                  1,002                       1,215
                                                                    -----------------------------------------
                    Total current assets                                  53,570                      55,552
                                                                    -----------------------------------------

Property and equipment                                                    23,126                      21,994
        Less accumulated depreciation                                    (16,167)                    (14,455)
                                                                    -----------------------------------------
                    Property and equipment, net                            6,959                       7,539
                                                                    -----------------------------------------

Intangible assets, net                                                    26,060                      26,351
Deferred income taxes                                                      2,018                       2,018
Other assets, net                                                          3,225                       2,870
                                                                    -----------------------------------------
                    Total assets                                     $    91,832               $      94,330
                                                                    =========================================

                 Liabilities and Shareholders' Equity
                 ------------------------------------
Current liabilities
        Accounts payable                                             $     5,045               $       4,934
        Accrued expenses                                                   3,312                       3,091
        Accrued customer rebates                                               -                         490
        Current portion of long-term debt                                    241                         260
        Deferred licensing revenue                                           357                       1,427
        Product financing agreement                                            -                         404
                                                                    -----------------------------------------
                    Total current liabilities                              8,955                      10,606
                                                                    -----------------------------------------

Long-term debt                                                             7,151                      12,649
Other long-term liabilities                                                1,977                       1,487
                                                                    -----------------------------------------
                    Total liabilities                                     18,083                      24,742
                                                                    -----------------------------------------

Shareholders' equity
        Common stock                                                          43                          43
        Additional paid-in capital                                       211,318                     210,251
        Accumulated deficit                                             (135,036)                   (138,636)
        Cumulative translation adjustment                                    (81)                       (239)
        Unrealized loss on available for sale securities                    (113)                        (96)
        Unearned shares restricted to employee stock ownership plan          (60)                        (60)
                                                                    -----------------------------------------
                                                                          76,071                      71,263
Treasury shares, at cost                                                  (2,322)                     (1,675)
                                                                    -----------------------------------------
        Total shareholders' equity                                        73,749                      69,588
                                                                    -----------------------------------------
              Total liabilities and shareholders' equity             $    91,832               $      94,330
                                                                    =========================================


See notes to condensed consolidated financial statements.


                         MICROTEK MEDICAL HOLDINGS, INC.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                      (in thousands, except per share data)
                                   (unaudited)

                                        Three months ended   Three months ended   Nine months ended         Nine months ended
                                        September 30, 2002   September 30, 2001   September 30, 2002        September 30, 2001
                                        -------------------  -------------------  ---------------------  ----------------------

Net sales                                $     21,808          $       21,492        $        63,448          $       58,708
Licensing revenues                                357                     377                  1,070                   1,133
                                        -------------------  -------------------  ---------------------  ----------------------
         Net revenues                          22,165                  21,869                 64,518                  59,841

Cost of goods sold                             13,597                  12,816                 38,889                  35,655
                                        -------------------  -------------------  ---------------------  ----------------------
         Gross profit                           8,568                   9,053                 25,629                  24,186

Operating expenses:
    Selling, general and administrative         6,579                   6,525                 20,496                  18,463
    Research and development                      155                     382                    572                   1,280
    Amortization of intangibles                   114                     395                    342                   1,093
                                        -------------------  -------------------  ---------------------  ----------------------
         Total operating expenses               6,848                   7,302                 21,410                  20,836
                                        -------------------  -------------------  ---------------------  ----------------------

Income from operations                          1,720                   1,751                  4,219                   3,350
Interest income                                    35                      67                    110                     256
Interest expense                                 (148)                   (251)                  (518)                   (594)
Equity in earnings of investee                     10                       -                     27                       -
Other income                                        -                       -                     47                       -
                                        -------------------  -------------------  ---------------------  ----------------------
Income before income taxes                      1,617                   1,567                  3,885                   3,012

Income tax provision                              135                     144                    285                     317
                                        -------------------  -------------------  ---------------------  ----------------------

Net income                                      1,482          $        1,423        $         3,600          $        2,695
                                        ===================  ===================  =====================  ======================

Other comprehensive income (loss):
    Foreign currency translation
        (loss) gain                               (49)                   (104)                   109                    (235)
     Unrealized gain (loss) on
        available for sale securities               6                     (97)                   (23)                   (116)
                                        -------------------  -------------------  ---------------------  ----------------------
Comprehensive income                     $      1,439          $        1,222        $         2,204          $        2,344
                                        ===================  ===================  =====================  ======================

Net income per common share:
   Basic                                 $       0.04          $         0.03        $          0.09          $         0.06
                                        ===================  ===================  =====================  ======================
   Diluted                               $       0.03          $         0.03        $          0.08          $         0.06
                                        ===================  ===================  =====================  ======================

Weighted average number of common
   shares outstanding -
   Basic                                       42,205                  41,724                 42,175                  41,605
                                        ===================  ===================  =====================  ======================
   Diluted                                     42,546                  42,843                 42,964                  42,234
                                        ===================  ===================  =====================  ======================


See notes to condensed consolidated financial statements.

                                          MICROTEK MEDICAL HOLDINGS, INC.
                                  Condensed Consolidated Statements of Cash Flows
                                                   (in thousands)
                                                    (unaudited)

                                                                       Nine months ended        Nine months ended
                                                                       September 30, 2002      September 30, 2001
                                                                     ----------------------------------------------

Cash flows from operating activities:
      Net income                                                              $     3,600           $       2,695

Adjustments to reconcile net income to net cash provided
     by (used in) operating Activities:
      Depreciation                                                                  1,802                   1,848
      Amortization of intangibles                                                     342                   1,093
      Provision for doubtful accounts                                                 155                      10
      Licensing revenues                                                           (1,070)                 (1,133)
      Provision for obsolete and slow moving inventory                                 89                     177
      Stock option compensation expense                                               126                       -
      Loss on disposal of property and equipment                                       57                       -
      Equity in earnings of investee                                                  (27)                      -
      Other                                                                           (16)                      -
      Changes in assets and liabilities, net of effects of
        acquisition                                                                 1,104                  (8,814)
                                                                     ----------------------------------------------
Net cash provided by (used in) operating activities                                 6,162                  (4,124)
                                                                     ----------------------------------------------

Cash flows from investing activities:
      Purchase of and deposits for property and equipment                          (1,308)                   (758)
      Acquisitions                                                                      -                 (12,315)
                                                                     ----------------------------------------------
Net cash used in investing activities                                              (1,308)                (13,073)
                                                                     ----------------------------------------------

Cash flows from financing activities:
      Net (repayments) borrowings under credit agreements                          (5,492)                 12,541
      Changes in bank overdraft                                                       140                    (169)
      Net repayments under notes payable                                             (429)                   (416)
      Proceeds from exercise of stock options                                         487                     130
      Repurchase of treasury stock                                                   (647)                   (254)
      Proceeds from issuance of common stock                                          454                     366
                                                                     ----------------------------------------------
Net cash (used in) provided by financing activities                                (5,487)                 12,198
                                                                     ----------------------------------------------
Effect of exchange rate changes on cash                                               158                     (27)
                                                                     ----------------------------------------------
Net decrease in cash and cash equivalents                                            (475)                 (5,026)
Cash and cash equivalents at beginning of period                                   10,587                  14,379
                                                                     ----------------------------------------------
Cash and cash equivalents at end of period                                    $    10,112           $       9,353
                                                                     ==============================================




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

     3) Inventories are stated at the lower of cost or market and are summarized as follows:

         (in thousands)            September 30, 2002        December 31, 2001
                                   ------------------        -----------------

Raw materials and supplies          $       12,458           $          13,504
Work in process                                754
                                                                           890
Finished goods                              13,996                      14,634
                                   -----------------        --------------------
                                            27,208                      29,028
Reserves for slow moving and
     obsolete inventories                   (1,918)                     (2,006)
                                   -----------------        --------------------
         Inventory, net             $       25,290            $         27,022
                                   =================        ====================

     At September 30, 2002 and December 31, 2001, the net OREX inventory was approximately $2.4 million and $2.6 million, respectively. Included in the OREX inventories at September 30, 2002 were finished goods of $317,000 and raw materials of $2.1 million.

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

                                        Nine months ended (in
                                        September  30, 2001
                                        ---------------------
(thousands,  except per share data)
  Net revenues                              $ 63,591
  Net  income                                  2,704
  Net  income  per common  share -
     basic and diluted                        $ 0.06

     The pro forma financial information is based on estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the operating results that would have occurred had the Deka acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

     5) The Company maintains a $17.5 million credit agreement (as amended to date, the "Credit Agreement") with the Chase Manhattan Bank (the "Bank"), consisting of a revolving credit facility maturing on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin (5.25% at September 30, 2002) or LIBOR plus an interest margin (4.16% at September 30,
2002). There were outstanding borrowings under the revolving credit facility of $6.9 million at September 30, 2002 and $12.4 million at December 31, 2001. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventory, equipment, the Company's stock of its subsidiaries and certain of the Company's plants and offices. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and earnings, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends.

     6) Basic per share income is computed using the weighted average number of common shares outstanding for the period. Diluted per share income is computed including the dilutive effect of all contingently issuable shares. The difference between basic and diluted weighted average shares is attributable to 341,000 and 789,000 dilutive stock options outstanding for the three months and nine months ended September 30, 2002, respectively. There were 1.1 million and 629,000 dilutive stock options outstanding for the three months and nine months ended September 30, 2001, respectively.

     7) On February 11, 2000, the Company paid $249,000 for approximately 7.5% interest in Consolidated Ecoprogress Technology, Inc. ("CES"). CES is a Canadian environmental technology company focused on being a leader in developing and selling biodegradable and disposable absorbent products such as diapers, feminine hygiene, adult incontinence and other products. This investment is classified as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, and is carried at fair market value. Unrealized gains and losses in the investment's fair market value are recorded as a separate component of shareholders' equity, and unrealized losses that are other than temporary are recognized in net income. The value of this investment as of September 30, 2002 was $81,000. Losses recognized in the statement of operations during the three months ended September 30, 2002 amounted to $55,000.

     8) At  December  31,  2001,  the  Company  had  restructuring  reserves  of
$101,000. Additions and charges against the reserves totaled $265,000 and $291,000, respectively, during the nine months ended September 30, 2002, leaving a balance of $75,000 in the reserves at September 30, 2002. The activity is shown below:


            (in thousands)     December 31, 2001                                      September 30, 2002
Description                         Balance            Additions       Deductions           Balance
-----------                      ------------         -----------     ------------       ------------

Severance and consulting              $   26             $  265        $     (291)         $      -
     arrangements
Impaired equipment reserve                75                  -                 -                75
                                 ------------         -----------     ------------       ------------

Total                                 $  101             $  265        $     (291)         $     75
                                 ============         ===========     ============       ============

     During the nine months ended September 30, 2002, severance and vacation benefits totaling $265,000 were accrued and paid with respect to the termination of 29 employees of Microtek's Columbus, Mississippi facility, 19 employees of

Microtek's Waynesville, North Carolina facility, two employees of Microtek's Tyler, Texas facility and five employees of the Company's OTI division.

     9) In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that the amortization of goodwill cease prospectively upon adoption and instead, the carrying value of goodwill be evaluated using an impairment approach. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and was implemented by the Company on January 1, 2002. The Company has chosen June 30th as its annual impairment test date. The Company's transitional impairment test was performed as of June 30, 2002, and no impairment loss was indicated.

     The Company's goodwill and intangible assets as of September 30, 2002 and December 31, 2001 are summarized as follows:

            (in thousands)                     September 30, 2002                       December 31, 2001
                                               ------------------                       -----------------
                                         Gross Carrying   Accumulated            Gross Carrying     Accumulated
                                            Amount        Amortization               Amount         Amortization
                                          -------------    ------------             -------------     ------------
Goodwill                                  $    29,197      $    6,732               $    29,953       $    7,488
Customer lists                                    586              81                       586               62
Covenants not to compete                          575             230                       575              124
Patent and license agreements                   3,897           1,856                     3,847            1,701
Other                                             887             183                       887              122
                                          -------------    ------------             -------------     ------------
Total                                     $    35,142      $    9,082                $   35,848        $   9,497
                                          =============    ============             =============     ============

     The following financial information is presented as if SFAS No. 142 was adopted at the beginning of the quarter ended September 30, 2001:

                                                          Three months ended           Nine months ended
      (in thousands, except per share data)               September 30, 2001          September 30, 2001
                                                          ------------------          ------------------

Net  income as reported                                        $ 1,423                      $ 2,695
Goodwill amortization                                              278                          781
                                                              ---------                    ---------
Adjusted net income                                            $ 1,701                      $ 3,476
                                                              =========                    =========

Net income per common share - basic and diluted:
     As reported                                                $ 0.03                      $ 0.06
     Goodwill amortization                                        0.01                        0.02
                                                              ---------                    ---------
     As adjusted                                                $ 0.04                      $ 0.08
                                                              =========                    =========


     Amortization expense related to intangible assets was $114,000 and $117,000 for the three months ended September 30, 2002 and 2001, and was $342,000 and $312,000 for the nine months ended September 30, 2002 and 2001, respectively. Following is the estimated annual amortization expense subsequent to December 31, 2001:

                                                     Amortization
                         Year                           Expense
                         ----                           -------
                      2002 - 2004                     $454,000
                          2005                         431,000
                          2006                         287,500
                       2007-2011                       281,000
                          2012                         161,500
                          2013                          75,000
                       2014-2015                        70,000
                          2016                          24,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net revenues for the three months ended September 30, 2002 (the "2002 Quarter") were $22.2 million, an increase of $296,000 or 1.4 percent from the $21.9 million of net revenues reported for the three months ended September 30, 2001 (the "2001 Quarter"). Net revenues for the nine months ended September 30, 2002 (the "2002 Period") were $64.5 million, an increase of $4.7 million or 7.8 percent over the $59.8 million of net revenues reported for the nine months ended September 30, 2001 (the "2001 Period"). Excluding licensing revenues associated with the amortization of the $10.5 million payment by Allegiance allocated to the Company's Supply and License Agreement with Allegiance, net revenues in the 2002 Quarter and 2002 Period were $21.8 million and $63.4 million, respectively, as compared to $21.5 million in the 2001 Quarter and $58.7 million in the 2001 Period. The increase in net revenues in the 2002 Quarter as compared to the 2001 Quarter is primarily attributable to increased revenues from the Company's CleanOp product line and international business. These increases were substantially offset by the substantial amount of non-recurring order backlog in 2001 assumed in conjunction with the Deka acquisition which occurred in the first quarter of 2001. The increase in net revenues in the 2002 Period as compared to the 2001 Period is primarily attributable to the drape and CleanOp product lines acquired from Deka, substantial international net revenue growth, and growth of CleanOp product line revenues since being acquired from Deka.

For the 2002 Quarter, Microtek's net revenues totaled $21.2 million, substantially equal to those reported for the 2001 Quarter. Microtek's net revenues for the 2002 Period were $62.5 million, approximately $4.5 million more than the $58.0 million reported in the 2001 Period. The following tables depict Microtek's domestic and international revenues and the relative percentage of each to Microtek's total revenues for the 2002 Quarter and 2001 Quarter and for the 2002 Period and the 2001 Period:

                                       Three months ended                        Three months ended
                                       September 30, 2002                        September 30, 2001
                                       ------------------                        ------------------
                                    Amount           % of Total              Amount         % of Total
                                ------------        -----------           -----------       ----------
Domestic                         $   17.8              84.0%               $   18.1             85.5%
International                         3.4              16.0%                    3.1             14.5%
                                ------------        -----------           -----------       ----------
Total                            $   21.2             100.0%               $   21.2            100.0%
                                ============        ===========           ===========       ==========

                                       Nine months ended                         Nine months ended
                                       September 30, 2002                        September 30, 2001
                                       ------------------                        ------------------
                                   Amount          % of Total              Amount          % of Total
                                ------------        -----------           -----------       ----------
Domestic                         $   53.3              85.2%              $   50.6              87.2%
International                         9.2              14.8%                   7.4              12.8%
                                ------------        -----------           -----------       ----------
Total                            $   62.5             100.0%              $   58.0             100.0%
                                ============        ===========           ===========       ==========

Microtek's domestic revenues are generated through two primary channels or customer categories: hospital branded and contract manufacturing (commonly referred to as OEM). Also included in the Company's OEM revenues are sales of products to custom procedure tray companies and other "non-branded" or private label customers. Microtek's domestic revenues in the 2002 Quarter decreased by $290,000 from the 2001 Quarter. This decrease was due to a decline of $914,000 in OEM revenues in the 2002 Quarter as compared to the 2001 Quarter. As discussed above, OEM net revenues for the 2001 Quarter included a substantial amount of order backlog assumed in conjunction with the Deka acquisition. Revenues from such backlog were not recurring in the 2002 Quarter. Further, OEM net revenues were negatively impacted by pricing pressures and declining sales to a significant customer. Microtek's hospital branded net revenues for the 2002 Quarter increased by $624,000 from the 2001 Quarter. Growth in the CleanOp product line acquired from Deka and in Microtek's core hospital branded revenues continue to be offset by declines in safety product revenues resulting from increased competitive pressures.

On a year-to-date basis, OEM revenues in the 2002 Period increased by $1.5 million or 6.6 percent from the 2001 Period due primarily to revenues from the angiography drape and equipment drape product lines acquired from Deka. Hospital branded net revenues in the 2002 Period were approximately $1.2 million higher than in the 2001 Period due primarily to a $1.8 million increase in revenues from the CleanOp product line acquired from Deka and to modest growth in Microtek's core hospital branded product lines. These increases in hospital branded net revenues were offset by a decrease of $1.6 million in safety products revenues in the 2002 Period.

Microtek's international net revenues were $3.4 million for the 2002 Quarter, an increase of $300,000 or 10.2 percent over the 2001 Quarter. International revenues for the 2002 Period were $9.2 million, or $1.8 million more than the $7.4 million reported for the 2001 Period. The improvements in the 2002 Quarter and 2002 Period are attributable to international revenues stemming from the Deka acquisition and internal growth of approximately 15 percent.

OTI's net revenues were $951,000 in the 2002 Quarter versus $631,000 in the 2001 Quarter. OTI's net revenues were approximately $2.0 million in the 2002 Period as compared to $1.6 million in the 2001 Period. Licensing revenues in the 2002 Quarter and 2002 Period were $357,000 and $1.1 million, respectively, as compared to $377,000 and $1.1 million in the 2001 Quarter and 2001 Period, respectively. The Company will cease to recognize the non-cash licensing revenues in December 2002. Included in OTI's net revenues for the 2002 Quarter and 2002 Period were revenues related to its nuclear operations of approximately $356,000 and $470,000, respectively. As announced in May 2002, the Company has entered into an agreement with Eastern Technologies, Inc. ("ETI") and has transferred most of the sales and marketing responsibilities for its OREX nuclear product line to ETI. Under this agreement, ETI serves as the exclusive licensee of OREX LaunderableTM products for sale in the United States and Canada and a nonexclusive licensee of OTI's Certified SolubleTM products in that territory. Additionally ETI serves as the exclusive operator of processing services to the nuclear power industry for these products in the United States and Canada.

Gross margins in the 2002 Quarter and 2002 Period were 38.7 percent and 39.7 percent, respectively, down from the margins of 41.4 percent recorded in the 2001 Quarter and 40.4 percent recorded in the 2001 Period. These margin declines are attributable to the slightly dilutive nature of Microtek's OEM and international businesses. Also contributing to the margin shortfall in 2002 were costs of relocating certain of Microtek's domestic production to its offshore plants. These costs include but are not limited to severance expenses.

Operating expenses as a percentage of net revenues in the 2002 Quarter were 30.9 percent versus 33.4 percent in the 2001 Quarter. For the 2002 Period, operating expenses as a percentage of net revenues were 33.2 percent as compared to 34.8 percent for the 2001 Period. Selling, general and administrative expenses were $6.6 million or 29.7 percent of net revenues in the 2002 Quarter, versus $6.5 million or 29.8 percent of net revenues in the 2001 Quarter. For the 2002 Period, selling, general and administrative expenses were $20.5 million or 31.8 percent of net revenues, as compared to $18.5 million or 30.9 percent of net revenues in the 2001 Period. During the 2002 Quarter, the Company recorded additional severance and reorganization costs of approximately $120,000, bringing year-to-date severance costs to approximately $600,000. These severance and restructuring expenses in the 2002 Period amount to approximately $0.01 per basic and diluted share and have increased selling, general and administrative expenses as a percentage of net revenues in 2002 by approximately 1.0 percent. Additionally, the increases noted in the absolute dollar amount of selling, general and administrative expenses and in selling, general and administrative expenses as a percentage of net revenues in 2002 result from the Company's expansion of its marketing focus and allocation of additional resources to marketing its branded products.

Research and development expenses decreased by $227,000 and $708,000 in the 2002 Quarter and 2002 Period, respectively, as compared to the 2001 Quarter and 2001 Period, due to significant reductions in product development costs. The reduction in research and development expenses reflects the Company's more narrow focus on new market opportunities in the nuclear power industry for its OREX Degradable products and new healthcare market opportunities for Microtek.

Amortization of intangibles in the 2002 Quarter and 2002 Period was $114,000 and $342,000, respectively, a decrease of $281,000 from the 2001 Quarter and $751,000 from the 2001 Period. These decreases result primarily from the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, at which time the Company ceased the amortization of its goodwill. Had the provisions of SFAS No. 142 been in effect beginning on January 1, 2001, amortization of intangibles for the 2001 Quarter and 2001 Period would have decreased by approximately $278,000 and $781,000, respectively. The decrease attributable to non-amortization of goodwill in the 2002 Period was offset slightly by the amortization of identifiable intangible assets acquired in the Deka and MICROBasix acquisitions which were completed in the 2001 Period.

Income from operations for the 2002 Quarter and 2002 Period was $1.7 million and $4.2 million, respectively, versus $1.8 million in the 2001 Quarter and $3.4 million in the 2001 Period. For the 2002 Quarter, Microtek's operating profit of $1.7 million declined by $377,000 from the $2.1 million recorded in the 2001 Quarter. For the 2002 Period, Microtek's operating profit was $4.7 million, approximately $255,000 less than the operating profit of $5.0 million recorded in the 2001 Period. The Company's OTI division reported an operating income of $32,000 in the 2002 Quarter versus an operating loss of $284,000 for the 2001 Quarter, an improvement of approximately 111.1 percent. OTI's operating loss in the 2002 Period was $485,000, a 67.6 percent improvement over the operating loss of $1.5 million recorded in the 2001 Period.

Interest expense, net of interest income, was $113,000 and $408,000 in the 2002 Quarter and 2002 Period, respectively, as compared to $184,000 and $338,000 in the 2001 Quarter and 2001 Period, respectively. The $71,000 decrease in net interest expense in the 2002 Quarter as compared to the 2001 Quarter is attributable to lower average borrowings under the Company's lines of credit facility during the 2002 Quarter. The $70,000 increase in net interest expense in the 2002 Period as compared to the 2001 Period is the result of increased interest expense resulting from higher average borrowings and lower interest income on cash and cash equivalents due to lower average cash balances during 2002.

The Company's provision for income taxes in the 2002 Quarter and 2002 Period reflects expense of $135,000 and $285,000, respectively. Due to the Company's federal net operating loss carryforwards, this expense consists primarily of state and foreign income taxes.

The resulting net income for the 2002 Quarter was $1.5 million, or $0.04 per basic share and $0.03 per diluted share, bringing the Company's net income for the 2002 Period to $3.6 million, or $0.09 per basic share and $0.08 per diluted share. While the Company's net income for the 2002 Quarter is relatively consistent with the net income reported for the 2001 Quarter, the Company's earnings for the 2002 Period represent an increase of approximately $905,000, or
33.6 percent, over the net income reported for the 2001 Period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company's cash and cash equivalents totaled $10.1 million as compared to $10.6 million at December 31, 2001.

During the 2002 Period, the Company's operating activities provided cash of $6.2 million as compared to cash used in operating activities of $4.1 million in the 2001 Period. The increase in cash provided by operating activities in the 2002

Period is attributable to the Company's increased profitability in the 2002 Period and improved working capital management, particularly in inventories. Cash used in investing activities in the 2002 Period was $1.3 million, as compared to $13.1 million in the 2001 Period. Investing activities in the 2002 Period consisted of the purchase of property and equipment. Investing activities in the 2001 Period included the Deka and MICROBasix acquisitions which consumed approximately $12.3 million in cash and purchases of property and equipment of $758,000. During the 2002 Period, cash used in financing activities was $5.5 million. Repayments under the Company's Credit Agreement and other long-term debt agreements in the 2002 Period totaled $5.9 million. Included in this amount was a lump sum payment to Thantex of $341,000 under the product financing agreement described in the Company's Annual Report. This payment satisfied in full the Company's remaining obligation under this agreement. During the 2002 Period, the Company received $941,000 in proceeds from the exercise of stock options and issuance of stock and purchased 335,000 shares of stock for $647,000. Cash provided by financing activities in the 2001 Period was $12.2 million which consisted primarily of net borrowings under the Company's Credit Agreement and other long-term debt agreements of $12.1 million.

The Company maintains a $17.5 million credit agreement (as amended to date, the "Credit Agreement") with the JP Morgan Chase Bank (the "Bank"), consisting of a revolving credit facility maturing on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Outstanding borrowings under the revolving credit facility were $6.9 million and $12.4 million at September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002, the Company had additional borrowing availability under the revolving facility of $7.9 million. As of November 8, 2002, the Company's borrowing availability under the revolving facility was $15.1 million, of which the Company had borrowed $4.5 million. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin (5.25% at November 8, 2002) or LIBOR plus an interest margin (4.16% at November 8, 2002). At September 30, 2002, the Company was in compliance with its financial covenants under the Credit Agreement.

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

Similarly, the Company's management must make estimates of the uncollectibility of its accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customers' payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company's accounts receivables at September 30, 2002 totaled $16.8 million, net of the allowance for doubtful accounts of $927,000.

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

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be used or sold within the normal operating cycles of the Company's operations. To the extent that any of these conditions are believed to exist or the utility of the inventory quantities in the ordinary course of business is no longer as great as their carrying value, a reserve against the inventory valuation is established. To the extent that this reserve is established or increased during an accounting period, an expense is recorded in the Company's statement of operations, generally in cost of goods sold. Significant management judgment is required in determining the amount and adequacy of this reserve. In the event that actual results differ from management's estimates or these estimates and judgments are revised in future periods, the Company may need to establish additional reserves which could materially impact the Company's financial position and results of operation.

As of September 30, 2002, the Company's inventories totaled $25.3 million, net of reserves for slow moving and obsolete inventories of $1.9 million. Management believes that the Company's inventory valuation, together with the recorded reserves for slow moving and obsolete inventories, results in carrying the inventory at the lower of cost or market.

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

Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. At September 30, 2002, the Company's net deferred tax assets totaled $2.0 million. The Company has recorded a valuation allowance of $40.4 million as of September 30, 2002, due to uncertainties related to the Company's ability to utilize some of its deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. The valuation allowance is based on management's estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust this valuation allowance which could materially impact the Company's financial position and results of operation.

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

     o The Company's intended use of acquired assets or the Company's strategy for its overall business; and

     o    Industry or economic trends.

In the event that the carrying value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairment is measured using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. At September 30, 2002, the net book value of goodwill approximated $22.5 million and the net book value of other intangible assets approximated $3.6 million.

As discussed in the footnotes to the condensed consolidated financial statements, on January 1, 2002, the Company implemented SFAS No. 142, and as a result, discontinued the periodic amortization of approximately $22.5 million of goodwill but will continue to amortize other intangible assets. Goodwill amortization for the full year of 2001 and the 2001 Period amounted to approximately $1.1 million, or $0.03 per share, and $781,000, or $0.02 per share, respectively. In lieu of amortization, the Company will be required to perform an impairment review at least annually. The Company completed its initial impairment review in the second quarter of 2002 and no impairment charge was indicated.

FORWOARD LOOKING STATEMENTS

Statements made in this Quarterly Report include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, expected amortization expenses in 2002 and future periods, the ability of the Company to meet its liquidity and capital requirements, and management judgments about future events in the application of its critical accounting policies as described under "Critical Accounting Policies" above. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's Annual Report including, without limitation, those described under "Risk Factors -History of Net Losses", "-Reliance upon Microtek", "-Competition", "-Product Liability", "-Stock Price Volatility", "-Dependence on Key Personnel", "-Anti-takeover Provisions", "-Low Barriers to Entry for Competitive Products", "-Potential Erosion of Profit Margins", "-Risks of Completing Acquisitions", "-Small Sales and Marketing Force", "-Reliance upon Distributors", "-Microtek Regulatory Risks", "-Risks of Obsolescence", "-Reduced OREX Market Potential", "-OREX Commercialization Risks", "-OREX Manufacturing and Supply Risks", "-Risks Affecting Protection of Technology", "-Risks of Technological Obsolescence" and "-OTI Regulatory Risks". We do not undertake to update our forward-looking statements to reflect future events or circumstances.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At September 30, 2002, the Company had $7.4 million long-term or short-term debt bearing interest at floating rates. Because these rates are variable, a 1% increase in interest rates would have resulted in additional interest expense of approximately $67,000 for the nine months ended September 30, 2002 and a 1% reduction in interest rates would have resulted in reduced interest expense of approximately $67,000 for the nine months ended September 30, 2002.

ITEM 4.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

In accordance with Section 10A of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors of the Company reviewed and approved the engagement of Deloitte & Touche LLP, the Company's independent auditors, to provide non-audit services to the Company associated with (1) the audit of the Company's 401(k) Plan, (2) the preparation of the Company's 2001 federal and state income tax returns, and (3) the review or approval, or both, of state and local real estate ad valorem taxes on the Company's real property.

The Compensation Committee of the Board of Directors approved and adopted a multiple component compensation plan for each of the Company's executive officers, namely Dan R. Lee as President and Chief Executive Officer, James Michael Mabry as Executive Vice President and Chief Operating Officer, and Roger
G. Wilson as Chief Financial Officer. The components of the program include a three-year employment agreement, a policy to increase the executive's beneficial ownership of the Company through periodic awards of vested stock options under the Company's 1999 Long-Term Incentive Plan, the adoption of a Sale of Business Bonus Program designed to increase shareholder value upon and in the event of a change of control of the Company, and the adoption of a Long-Term Growth Incentive Award Bonus Program designed to increase revenues of the Company while maintaining and increasing the profitability of the Company.

Messrs. Lee, Mabry and Wilson are each a party to a three-year employment agreement with the Company which commenced on October 20, 2002. Pursuant to each such employment agreement, Mr. Lee will serve as President and Chief Executive Officer of the Company, Mr. Mabry will serve as Executive Vice President and Chief Operating Officer of the Company, and Mr. Wilson will serve as Chief Financial Officer of the Company. Each employment agreement specifies a minimum salary and benefits payable during the term of the employment agreement, and contains restrictive covenants including covenants relating to the protection of confidential information and restricting competition against the Company. Each employment agreement is terminable by the Company or the employee with or without cause. In the event of a termination of the employment agreement by the Company without cause, or by the employee for good reason (as the terms "cause" and "good reason" are defined), the employee will generally be entitled to severance equal to the employee's salary and annual performance bonus for the unexpired portion of the remaining term of the employment agreement and continued welfare benefits (such as health insurance) for the unexpired term of the employment agreement. In the event of any termination of the employee's employment following a change of control (as defined) of the Company, other than a termination of employment as a result of death or disability or cause, the Company is obligated to pay the employee an amount equal to three times the largest of the employee's annual salary and annual performance bonus over the current or the prior two years plus certain other amounts primarily involving the continuation of welfare benefits following the date of such termination of employment. In the event that any payments to the employee will be subject to excise taxes imposed under the Internal Revenue Code, then the payments to the employee would be increased by an amount (i.e., a tax gross-up payment) sufficient to pay all of the employee's excise taxes on such payments and any income, excise or other taxes on the gross-up payment to the employee.

In connection with the completion of the aforementioned employment agreements, the Company adopted a Sale of Business Bonus Program designed to increase the value of the Company to shareholders upon and in the event of a change of control of the Company. The Sale of Business Bonus Program establishes a bonus pool determined as a percentage of appreciation in the price of the Company's common stock from a pre-established base amount to the price of a share of the

Company's common stock at which the event constituting a change of control (as defined) of the Company occurs. As currently adopted, the bonus pool uses the following levels of share appreciation and percentage participation in such share appreciation to fund the bonus pool:

                                Market Capitalization (Share        Bonus
     Share Appreciation       Appreciation multiplied by 42M)     Percentage         Bonus Pool
     ------------------       -------------------------------     ----------      ---------------
     $0.00 to $1.90                $  80,598,000.00                 0.00%         $          0.00
     $1.90 to $5.00                $ 130,200,000.00                 3.00%         $  3,906,000.00
     $5.00 to $10.00               $ 210,000,000.00                 3.50%         $  7,350,000.00
     $10.00 to $11.00              $  42,000,000.00                 4.00%         $  1,680,000.00
                                                                                  ----------------
    Total Bonus Pool                                                              $ 12,936,000.00
                                                                                  ================

The bonus pool may be allocated among employees of the Company as from time-to-time determined by the Compensation Committee of the Board of Directors, and the bonus program may be modified from time-to-time as determined by the Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.    Description
-----------    -----------

3.1(1)         Articles of Incorporation of Isolyser Company, Inc.

3.2(2) Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc.

3.3(3)         Amended and Restated Bylaws of Isolyser Company, Inc.

4.1(1)         Specimen Certificate of Common Stock

10.1 Second Amendment Agreement dated as of September 30, 2002, to the Amended and Restated Credit Agreement, dated as of May 14, 2001, among Microtek Medical Holdings, Inc., Microtek Medical, Inc., Isolyser-MSI, Inc. and JP Morgan Chase Bank

10.2 Form of the Employment Agreement with the executive officers of the Company

10.3           Consulting   Agreement  dated  August  ____,  2002,  between
               Microtek Medical Holdings, Inc. and Gene R. McGrevin


------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83474).

(2) Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 23, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2002.


                         MICROTEK MEDICAL HOLDINGS, INC.



                          By: /s/ Dan R. Lee
                              ----------------------------------------------
                              Dan R. Lee
                              Chairman, President & Chief Executive Officer (principal executive officer)


                          By: /s/ R.G. Wilson
                              ----------------------------------------------
                              R. G. Wilson
                              Chief Financial Officer
                              (principal financial officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dan R. Lee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Microtek Medical Holdings, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 8, 2002        /s/ Dan R. Lee
                                 ---------------------------------------
                                 Dan R. Lee
                                 Chairman, President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, R. G. Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Microtek Medical Holdings, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 8, 2002       /s/ R.G. Wilson
                                ---------------------------------------
                                R. G. Wilson
                                Chief Financial Officer, Treasurer and Assistant



                                       19
1561623