Form 10-K
period 2002-12-31
MICROTEK MEDICAL HOLDINGS INC
filed 2003-03-28
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002	Commission File Number: 0-24866

MICROTEK MEDICAL HOLDINGS, INC.

(Exact Name of registrant as specified in its charter)

GEORGIA	58-1746149

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

512 LEHMBERG ROAD COLUMBUS, MISSISSIPPI	39702

(Address of principal executive offices)	(Zip Code)

(662) 327-1863
Registrant’s telephone number, including area code

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

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

The aggregate market value of common stock held by nonaffiliates of the registrant based on the sale trade price of the common stock as reported on The Nasdaq Stock Market on March 21, 2003, was approximately $88.5 million.  For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

At March 21, 2003, there were outstanding 42,056,607 shares of the registrant’s common stock, $.001 par value per share.

Documents incorporated by reference: Portions of the Registrant’s proxy statement relating to the 2003 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

          Note:  The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties.  The actual results of Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) could differ significantly from those set forth herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Business”, particularly “Business - Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-K.  Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  A number of important factors could cause the Company’s actual results for 2003 and beyond to differ materially from those expressed or implied in any forward- looking statements made by, or on behalf of, the Company.  These factors include, without limitation, those listed in “Business - Risk Factors” in this Form 10-K.

PART I.

ITEM 1.   BUSINESS

General

          Microtek Medical Holdings, Inc. (the “Company”) currently has two primary operating units. The Company conducts substantially all of its operations through Microtek Medical, Inc. (“Microtek”), a Company subsidiary. OREX Technologies International (“OTI”), a division of the Company, focuses on the commercialization of the Company’s disposal technologies.

          Microtek, a market leading healthcare company within its area of focus, manufactures and sells infection control products, fluid control products and safety products to healthcare professionals for use in environments such as operating rooms and ambulatory surgical centers.  Microtek’s core product line consists of a large variety of disposable equipment and specialty patient drapes.  Microtek has established a broad distribution system through multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers.  Additionally, Microtek has a strong presence in the custom procedural tray business.

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

Business Strategy

          The Company intends to improve its operating results through the following strategies:

          Increased Focus on Infection Control Businesses.  The Company seeks to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic and China.

          Commercializing OREX Degradables.  The Company seeks to commercialize its OREX Degradable products by improving the product to better satisfy customer needs and provide added value.  The Company seeks to achieve these goals through offering materials with superior product performance and contamination control characteristics, while reducing material costs on a life cycle basis from materials purchasing through disposal, and accomplishing the foregoing in an ecologically beneficial way.  Through OTI, the Company currently focuses primarily on the nuclear power industry in seeking to commercialize its OREX Degradable products.  There can be no assurance that OREX Degradables will achieve or maintain substantial acceptance in their target markets. See “Risk Factors – History of Net Losses” and “-OREX Commercialization Risks”.

          Reduction of Costs.  The Company has implemented a program to reduce its costs and thereby increase its net income through manufacturing, corporate overhead and OTI’s operating expense reductions.

Products and Markets

          Infection Control Products

          Consistent with its niche market strategy, Microtek is actively engaged in the development of new products and the refinement of its existing products to respond to the needs of its customers and the changing technology of the medical products industry.  Many of the Company’s product innovations have been generated from requests by the Company’s customers, equipment companies and health care professionals for products to be custom designed to address specified problems in the operating room environment.  The Company also monitors trends in the health care industry and performs market research in order to evaluate new product ideas. No assurance can be given that any new product will be successfully developed or that any newly developed product will achieve or sustain market acceptance.

          Microtek’s products consist primarily of the following:

          Equipment Drapes.  Microtek’s line of equipment drapes consists of more than 1,500 specially designed drapes for use in draping operating room equipment during surgical procedures.  This equipment includes, for example, microscopes, ultrasound probes, endoscopic video cameras, x-ray cassettes, imaging equipment, lasers and handles attached to surgical lights.  In addition to reducing the risk of cross-infection, these products increase operating room efficiency by reducing the need to sterilize equipment between procedures.  These disposable sterile products are generally made from plastic film containing features designed for the operating room environment, such as low glare and anti-static features.

          Patient Drapes.  Microtek manufactures and sells both non-woven and plastic patient drapes. Microtek’s non-woven patient drapes are limited to specialty patient drapes with various enhancements, such as fluid collection pouches, incise and unique procedure-specific designs. For example, angiography drapes are specially designed patient drapes used in angiography procedures.  Microtek acquired its line of angiography drapes as a result of the acquisition by Microtek from Deka Medical, Inc. (“Deka”) of substantially all of the assets of Deka.

          Safety Products.  Microtek manufactures and sells a leading line of encapsulation products for the management of potentially infectious and hazardous waste. The primary components of this product line, called Isosorb and LTS-Plus, are super-absorbent powder which convert potentially infectious liquid waste to a solid form. These products are typically added to a suction canister or other fluid collection device in which fluids are collected during surgery or in wound drainage after surgery to solidify such fluids, thereby facilitating handling, transportation and disposal. Isosorb solidifies liquid waste without any germicidal component, and LTS-Plus, which is registered with the Environmental Protection Administration (EPA) as a medical waste treatment product. This registration adds the extra benefit to the end-user of being able to dispose of LTS-Plus treated waste directly in a landfill, where local regulation permits. See “-Government Regulation”.

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

          Equipment and patient drapes generated 58.7 percent of the Company’s revenues in 2002 as compared to 64.1 percent in 2001 and 56.4 percent in 2000. Venodyne product revenues represented 6.0 percent, 6.2 percent and 10.2 percent of the Company’s revenues in 2002, 2001 and 2000, respectively. Safety product revenues were 7.2 percent, 9.6 percent and 14.1 percent of the Company’s revenues in 2002, 2001 and 2000, respectively. International sales by Microtek during 2002, 2001 and 2000 were $11.8 million, $9.9 million and $5.7 million, respectively.

          OREX Degradables

          OREX Degradables are a combination of materials and products that provide protection to people and the environment while providing cost effective solutions to the problems associated with solid waste reduction and disposal.  These materials and products may include woven and nonwoven fabrics, resin, film, hard plastics and extruded products. OREX Degradables perform like traditional disposable and reusable products; however, unlike traditional products, OREX Degradables can be degraded or dissolved in hot water in a specially designed OREX Processor after use for disposal through the municipal sewer system or other specialty engineered treatment and disposal systems. See “Risk Factors – History of Net Losses”, “- OREX Commercialization Risks”, “- OREX Manufacturing and Supply Risks” and “- OTI Regulatory Risks”.

          Due to a number of factors including the Company’s program to reduce its costs, the Company is currently focused through its OTI division in commercializing its OREX Degradable products and processing technology primarily in nuclear power markets. OTI’s nuclear products consist of protective clothing products such as coveralls, hoods and booties, and are marketed in two forms.  One form is designed for single use and the other form may be laundered for a limited number of repeat uses. These products are used in the nuclear power industry to help protect people from radioactive contamination, primarily in connection with periodic maintenance and re-fueling of nuclear power systems. As a part of such use, the products may become contaminated.  As a result, such products are required to be treated after use as low-level radioactive materials and thereby become subject to regulations addressing the manner in which they are processed and disposed.  During 2001, OTI acquired a processing system called MICROBasix which may be used to process OREX products.  The MICROBasix processing system substantially reduces the volume of OREX products, separates radioactive contaminants and facilitates the disposal of processed by-product material. While the Company has received favorable responses from large nuclear power facilities using the Company’s products, nuclear industry revenues in 2002 amounted to less than one percent of the Company’s consolidated net revenues.

          During 2001, OTI entered into a service, marketing and processing alliance with Eastern Technologies, Inc. (ETI), a small, privately held enterprise providing protective clothing and laundering services to the nuclear power industry. Under this relationship, ETI’s Alabama facility has become the site for a centralized MICROBasix processor facility. ETI has agreed to pay OTI a percentage of the price charged by ETI to its customers for processing services.  Subject to certain conditions, ETI maintains exclusive rights to process the OREX materials in the United States and Canada through December 31, 2004.  Under a License and Supply Agreement between OTI and ETI, ETI serves as a nonexclusive distributor of single use OREX products to the nuclear power industry and serves as the exclusive co-marketer with OTI of OREX LaunderablesTM through December 31, 2004. Under the License and Supply Agreement, ETI has agreed to pay OTI a fixed price for the supply of the single use and launderable OREX products and a royalty on the launderable products equal to a percentage of the single use fees charged by ETI for the supply of launderable products its customers.

          Prior to 2001, the Company was focusing on delivering OREX Degradables to the healthcare industry. In 1999, the Company granted to Allegiance Healthcare Corporation an exclusive worldwide license to manufacture, use and sell products made with the Company’s proprietary degradable materials for use in healthcare applications. During 2001, the Company and Allegiance Healthcare mutually agreed to discontinue commercialization efforts in the healthcare market. If at any time until April 11, 2003, OTI determines that a change in circumstances makes it advisable to reintroduce degradable products to the healthcare marketplace, the Company has agreed to offer Allegiance Healthcare the opportunity to enter into a new agreement with the Company on terms at least as favorable as those contained in the Company’s previous license to Allegiance Healthcare. See “Risk Factors – Reduced OREX Market Potential”.

          OTI engages in the strategy of relying upon third parties for selling, marketing and manufacturing its OREX Degradables line of products. See “- Marketing and Distribution”, “- Manufacturing and Supplies”, “Risk Factors – History of Net Losses”, “-OREX Commercialization Risks” and “-OREX Manufacturing and Supply Risks”.

Marketing and Distribution

          Substantially all of the Company’s sales in 2002 were made to the healthcare market.

          As of December 31, 2002, the Company’s marketing and sales force consisted of 47 sales representatives, 35 of whom are employed by the Company and 12 of whom are independent representatives; nine field sales managers; two home office sales managers; 13 marketing managers and 21 persons in customer support.  This marketing and sales force represents the Company’s infection control products and does not market or sell the Company’s OREX products and services.

          The Company is dependent upon a few large distributors for the distribution of its products. Because distribution of medical products is heavily dependent upon large distributors, the Company anticipates that it will remain dependent upon these distributors and others for the distribution of its products.  If the efforts of the Company’s distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company’s products, the Company’s sales may be materially adversely affected.  See “Risk Factors - Reliance Upon Distributors”.

          The Company’s top three customers accounted for approximately 30 percent of the Company’s total revenues during 2002. Of these customers, Cardinal Healthcare accounted for approximately 15.1 percent of the Company’s total sales during 2002.

          The Company sells its infection control products domestically through two channels or customer categories:  hospital branded and contract manufacturing (commonly referred to as OEM). The Company sells its products bearing the Microtek brand directly to hospitals and through large distributors. The Company also sells its branded and non-branded products to custom procedure tray companies.  Additionally, the Company’s non-branded products are sold to equipment manufacturers for which Microtek manufactures equipment drapes.

          The Company’s total international sales during 2002, 2001 and 2000 were $11.8 million, $9.9 million and $5.7 million, respectively.  Outside the United States, the Company markets its products principally through a network of approximately 193 different dealers and distributors. As of December 31, 2002, the Company also had seven sales representatives operating in international markets, and maintains an office and warehouse distribution center near Manchester, England.

Manufacturing and Supplies

          The Company manufactures its infection control products at its facilities in Columbus, Mississippi; Tyler, Texas; Athens, Texas and the Dominican Republic. The Company’s facility in Columbus, Mississippi also serves as a distribution center for certain of the Company’s products.  The Company also utilizes a facility in Jacksonville, Florida as a distribution point for the receipt and shipment of product and for light manufacturing and maintains a distribution facility near Manchester, England.  Through the Company’s relationship with Global Resources, Inc., the Company uses contract manufacturers in China for certain of its infection control products when advantageous.

          OREX is manufactured from a family of organic polymers that dissolve or disperse in hot water and degrade in the wastewater system or in custom designed OREX processing equipment. Woven and nonwoven products are manufactured using PVA-based polymer chemistry.  PVA is a safe material used widely in a variety of consumer products such as eye drops, cosmetics and cold capsules.  The Company has more recently begun to develop and commercialize the use of a second generation polymer system known as its Novel Degradable Polymer or NDP-system.  This system is currently being developed for the manufacture of OREX Degradables film, composites of film with nonwoven fabric, and extruded, thermoformed or injection molded solid plastic items. This NDP family of polymers disperses and then degrades in a processing step which is initiated by the action of hot water at an elevated pH.  The Company currently obtains its PVA raw materials from various foreign suppliers.  Risks exist in obtaining the quality and quantity of PVA at a price that will allow the Company to be competitive with manufacturers of conventional disposable and reusable products.  Prevailing prices of PVA have adversely affected the Company’s manufacturing costs for its OREX products. See “Risk Factors – Manufacturing and Supply Risks”.

          In 1998, the Company sold 4.5 million pounds of excess PVA fiber at a price of $.45 per pound under an agreement pursuant to which the Company agreed to repurchase 2.6 million pounds of such fiber (either as fiber or converted goods) over a four year period which expired in August, 2002 at a cost of $.80 per pound of fiber. The Company fulfilled its obligations under this agreement in 2002.

          The Company has developed and begun sourcing OREX materials using the hydroentangled method of nonwoven roll-good material manufacturing. Through these roll-good material development and manufacturing efforts, the Company seeks to reduce the cost of producing OREX non-woven products while simultaneously improving the quality of these products.  The Company currently relies exclusively on domestic and foreign independent manufacturers to supply OREX products to the Company’s customers. Through its relationship with Global Resources, Inc., the Company uses contractors in China to manufacture spunlaced OREX fabric and to convert roll goods into finished products for sale by the Company. The Company’s requirements (which to date have been modest) for OREX film products are currently being supplied by contract manufacturers. See “Risk Factors – OREX Manufacturing and Supply Risks”.

Order Backlog

          At December 31, 2002, the Company’s order backlog totaled approximately $960,000 compared to approximately $1.2 million (in each case net of any cancellations) at December 31, 2001.  All backlog orders at December 31, 2002 are expected to be filled during the first quarter of 2003.  Microtek typically sells its products pursuant to written purchase orders which generally may be canceled without penalty prior to shipment of the product.  Accordingly, the Company does not believe that the level of backlog orders at any date is material or indicative of future results.

Technology and Intellectual Property

          The Company seeks to protect its technology by, among other means, obtaining patents and filing patent applications for technology and products that it considers important to its business. The Company also relies upon trade secrets, technical know-how, innovation and market penetration to develop and maintain its competitive position.

          The Company holds numerous patents issued by the United States Patent and Trademark Office relating to several aspects of its OREX line of products, including several patents concerning methods of manufacture, methods of use, and methods of disposal, and patents covering several of the OREX products themselves. Specifically, the Company currently holds: (1) U.S. Patent No. 5,661,217, issued in 1997, covering a method of forming molded packaging and utensils from OREX materials and methods of forming OREX brand films into a packaging, drape, cover, overwrap, gown, head cover, face mask, shoe cover, CSR wrap, tape, underpad or diaper; (2) U.S. Patent 5,871,679, issued in February, 1999, covering methods for producing OREX Degradables that are configured into thermoplastic films and fabrics; (3) U.S. Patent No. 6,048,410, issued in 2000, covering a method of disposing PVA garments, linens, drapes and towels; (4) U.S. Patent No. 5,181,967, issued in 1993 and successfully reissued (RE 36399) in 1999, covering a method of disposing particular OREX materials utensils such as procedure trays, laboratory ware, and patient care items; (5) U.S. Patent No. 5,985,443, issued in November, 1999, covering the methods of disposing a mop head; (6) U.S. Patent No. 5,885,907, issued in March, 1999, covering particular OREX materials configured into a towel, sponge, or gauze; (7) U.S. Patent 5,650,219, issued in 1997, covering methods of disposing particular OREX materials configured into garments, linens, drapes, and towels; (8) U.S. Patent No. 5,207,837, issued in 1993 and successfully reexamined (B1 5,207,837) by the U.S. Patent Office in 1996, covering methods of disposing OREX materials that are configured into a drape, towel, cover, overwrap, gown, head cover, face mask, shoe covering, sponge, dressing, tape, underpad, diaper, wash cloth, sheet, pillow cover, or napkin; (9) U.S. Patent No. 5,181,966, issued in 1993 and successfully reexamined (B1 5,181,966) in 1996, covering methods of disposing OREX materials configured into packaging materials; (10) U.S. Patent No. 5,268,222, issued in 1993, covering composite fabrics made with an OREX materials; (11) U.S. Patent No. 5,620,786, issued in 1997, covering particular OREX materials that are configured into towels, sponges or gauze; (12) U.S. Patent Nos. 5,470,653 and 5,707,731, issued in 1995 and 1998, respectively, covering disposable mop heads made from OREX materials; (13) U.S. Patent No. 5,891,812, issued in April, 1999, covering liquid absorbable non-permeable fabrics and methods of making, using and disposing; (14) U.S. Patent No. 5,972,039, issued in October, 1999, covering methods for enhancing the absorbency and feel of a fabric and the resulting fabric; (15) U.S. Patent No. 6,110,293, issued in August, 2000, describing a method of absorbing and reclaiming hydrocarbons with OREX materials and fabrics; and (16) U.S. Patent No. 6,420,284, issued in July, 2002, covering saturated PVA wipes.

          The Company also holds several U.S. Patents relating to various other technologies, including its Sharps Management System (SMS) line of infectious waste containment systems, aldehyde treatment system (Aldex), fixer/developer treatment system (Chemgon), its LTS line of closure delivery systems, including unique absorbent compositions (ISOSORB®) for use therein, and its novel degradable polymer work.

          The Company’s current U.S. patent holdings will expire between the years 2007 and 2020. The Company also typically files for foreign counterpart patents on those technologies that the Company considers to be material to its business. The Company currently has about 20 applications that are pending before the U.S. Patent and Trademark Office which relate to OREX® brand products, methods of making the products, and uses for the products. The Company also has about 30 foreign counterpart applications in patent offices around the world.

          The Company is not aware of any facts at this time that would indicate that patents sought by these applications would not be issued; however, no assurances can be provided that patents will be issued from these applications. Additionally, no assurance can be given that the various components of the Company's technology protection arrangements utilized by the Company to protect its technologies, including its patents, will be successful in preventing others from making products competitive with those offered by the Company, including OREX. See "Risk Factors - Risks Affecting Protection of Technologies".

           The Company has registered as trademarks with the U.S. Patent and Trademark Office "ISOLYSER®", "LTS®", "SMS®", "Enviroguard®", "ALDE-X®", "CLEARLENS®", "NO-SPILL®", "ISOSORB®", "CHEMGON®", and "MICROBASIX®". The Company has filed U.S. applications to register various marks it uses in its business seeking to commercialize its OREX products and services in the nuclear power generating industry. Trademark registrations for "ISOLYSER®", "OREX®" and "LTS®", have also been granted in various foreign countries. Microtek maintains registrations of various trademarks that the Company believes are recognized within its principal markets.

Competition

          The markets in which the Company competes are characterized by competition on the basis of quality, price, product design and function, environmental impact, distribution arrangements, service, customer relationship, and convenience. Many of the Company’s competitors have significantly greater resources than the Company. See “Risk Factors  - Competition” and “-Low Barriers to Entry for Competitive Products”.

          Competition for the Company’s safety products includes conventional methods of handling and disposing of medical waste. Contract waste handlers are competitors which charge premium rates to remove potentially infectious and hazardous waste and transport it to an incineration or autoclaving site. Many hospitals utilize their own incinerators to dispose of this waste. In addition, systems are available that hospitals can purchase for grinding and chemically disinfecting medical waste at a central location. The Company is aware of a variety of absorber products that are directly competitive with the Company’s Isosorb and LTS-Plus products.

          Although the Company is not aware of any products currently available in the market place which provide the same disposal and degradable benefits as OREX Degradables, these products compete with traditional disposable and reusable products currently marketed and sold by many companies.  These competitors have in many instances followed strategies of aggressively marketing products competitive with OREX Degradables to buying groups resulting in increasing cost pressures.  These factors have adversely affected the Company’s ability to adjust its prices for its OREX products to take into account disposal cost savings provided by these products, and have adversely affected the Company’s ability to successfully penetrate potential markets.  See “Risk Factors – OREX Commercialization Risks” and “- Competition”.

Government Regulation

          The Company is subject to a number of federal, state and local regulatory requirements which govern the marketing of the Company’s products and the use, treatment and disposal of these products utilized in the patient care process. In addition, various foreign countries in which the Company’s products are currently being distributed or may be distributed in the future impose regulatory requirements.  See “Risk Factors – Microtek Regulatory Risks” and “–OTI Regulatory Risks”.

          The Company’s traditional medical products (including, for example, equipment drapes) and SMS products are regulated by the FDA under medical device provisions of the Federal Food, Drug and Cosmetic Act (the “FDCA”). FDA regulations classify medical devices into one of three classes, each involving an increasing degree of regulatory control from Class I through Class III products.  Medical devices in these categories are subject to regulations which require, among other things, pre-market notifications or approvals, and adherence to good manufacturing practices, labeling, record-keeping and registration requirements. Patient care devices which the Company currently markets are classified as Class I or Class II devices subject to existing 510(k) clearances which the Company believes satisfy FDA pre-market notification requirements.  There can be no assurances as to when, or if, other such
510(k) clearances necessary for the Company to market products developed by it in the future will be issued by the FDA.  The FDA inspects medical device manufacturers and distributors, and has broad authority to order recalls of medical devices, issue stop sale orders, seize non-complying medical devices, enjoin violations, impose civil and criminal penalties and criminally prosecute violators.

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

          Countries in the European Union require that products being sold within their jurisdictions obtain a CE mark and be manufactured in compliance with certain requirements.  The Company has CE mark approval to sell its safety and most of its medical device products in Europe.  One of the conditions to obtaining CE mark status involves the qualification of the Company’s manufacturing plants and corporate offices under certain certification processes. All of the Company’s manufacturing plants and corporate offices have obtained such certifications, except the domestic manufacturing facilities acquired from Deka do not hold such certifications.  To maintain CE mark approval, the Company has to satisfy continuing obligations including annual inspections by European notified bodies as well as satisfy record keeping and other quality assurance requirements.  The notified bodies have the authority to stop the Company’s use of the CE mark if the Company fails to meet these standards.  While the Company believes that its operations at these facilities are in compliance with requirements to maintain CE mark status, no assurances are provided that such certifications will be maintained or that other foreign regulatory requirements will not adversely affect the Company’s marketing efforts in foreign jurisdictions.

          Under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), any product which claims to kill microorganisms through chemical action must be registered with the EPA.  Any product that makes a claim that it kills microorganisms exclusively via a physical or mechanical means is regulated as a physical “device” under FIFRA.  Pesticide devices do not require EPA registration, but are subject to some requirements, including labeling and record keeping. FIFRA affects primarily the Company’s fluid encapsulation and infectious waste treatment products including LTS-Plus, treatment for encapsulation and disinfection of suction canister waste, and SMS. LTS-Plus is registered with the EPA as a chemical device and SMS is registered as a physical device under FIFRA. LTS-Plus replaced the Company’s fluid encapsulation product LTS in April 2001. In 1998, the EPA announced its position that FIFRA required that products, such as LTS, which hold state approvals related to anti-microbial efficacy, such as state approval for landfill of LTS-treated waste, impliedly make claims about killing microorganisms which necessitate registration under FIFRA. LTS was not registered with the EPA.  Since 1998 the Company has marketed LTS in a manner in which the Company believed complied with FIFRA by not making claims in product labeling or marketing that LTS treats or disinfects medical waste or kills microorganisms. The Company discontinued the sale of LTS in April 2001 when it was replaced with LTS-Plus. See “Risk Factors – Microtek Regulatory Risks” and “- Reliance Upon Distributors”.

          State and local regulations of the Company’s products and services are highly variable. Individual state registration of LTS-Plus is required for just over half of the states in the United States as a condition to landfill of treated suction canisters. The rules for disinfecting infectious waste are being revised on a National Standard.  The outcome of the National Standard will play a very important part in the life of LTS-Plus. In 1997, as a result of a review of an existing approval in California for the landfilling in California of waste treated by LTS, California authorities revoked such approval and have also not given approval for the use of LTS-Plus.  While LTS offers benefits unrelated to landfilling, such action has adversely affected the Company’s ability to sell LTS-Plus.  The Company is continuing the process of obtaining from the various states approval to landfill waste treated by LTS- Plus, and has obtained such approval from several states not including California.  No assurances can be provided that the prior regulatory actions or pending regulatory reviews will not continue to have an adverse effect upon the sales of the Company’s sanitizing liquid absorbent products. See “Risk Factors - Microtek Regulatory Risks”.

          Some methods for disposal of OREX Degradables use sewer services. State and local sewage treatment plants regulate the sewer discharge, such as dissolved OREX Degradables, from commercial facilities to the extent that such discharges may interfere with the proper functioning of sewage treatment plants. Based on product testing and available research the Company believes that OREX Degradables manufactured from PVA will not interfere with the proper functioning of sewage treatment plants. The Company has obtained from state and local authorities over 100 written and verbal non-binding concurrences with the Company’s conclusions and continues to pursue additional non-binding concurrences. While the process of obtaining such concurrences is time consuming and expensive due to the significant number of such authorities and the educational and testing processes involved, the Company does not believe that regulations governing sewage and waste water discharges will prevent the use of OREX Degradables.  While the Company is undertaking evaluation of OREX Degradables manufactured from polymers other than PVA, no assurances can be provided that such non-PVA based OREX Degradables will not interfere with the proper functioning of sewage treatment plants.

          As the Company seeks to introduce its OREX products to industries other than healthcare, the Company will be required to satisfy any applicable regulatory requirements within such industries for the disposal of contaminated

OREX products.  The processing of OREX materials contaminated with nuclear outfall is classified as hazardous which creates significant engineering challenges. During 2001 the Company acquired the MICROBasix processor and related technology to address the engineering challenges associated with the disposal of OREX materials contaminated with nuclear outfall.  The operation of such processor and the disposal of residual by-products resulting from such operation are subject to governmental regulation.  The Company relies upon the party (namely, ETI) with which it has contracted to process OREX in order to comply with such governmental regulations. As the Company and ETI begin processing of OREX on a commercial scale, additional challenges may arise as a part of the Company’s efforts to commercialize these products and technologies.

          Regulators at the federal, state and local level have imposed, are currently considering and are expected to continue to impose regulations on medical and other waste. No prediction can be made of the potential effect of any such future regulations, and there can be no assurance that future legislation or regulations will not increase the costs of the Company’s products or prohibit the sale or use of the Company’s products, in either event having an adverse effect on the Company’s business.

Employees

          As of December 31, 2002, the Company employed 1,288 full-time employees, four part-time employees and 12 people as independent contractors.  Of these, 92 were employed in marketing, sales and customer support, 995 in manufacturing, 19 in research and development, and 198 in administrative positions. The Company believes its relationship with its employees is good.

Insurance

          The Company maintains commercial general liability insurance which provides coverage with respect to product liability claims.  The manufacture and sale of the Company’s products entail an inherent risk of liability. The Company believes that its insurance is adequate in amount and coverage.  There can be no assurance that any future claims will not exceed applicable insurance coverage. Furthermore, no assurance can be given that such liability insurance will be available at a reasonable cost or that the Company will be able to maintain adequate levels of liability insurance in the future. In the event that claims in excess of these coverage amounts are incurred, they could have a material adverse effect on the financial condition or results of operations of the Company.

Environmental Matters

          The Company is not a party to any material environmental regulation proceedings alleging that the Company has unlawfully discharged materials into the environment.  The Company does not anticipate the need for any material capital expenditures for environmental control facilities during the next 18 to 24 months.

Available Information

          The Company’s Internet address is www.microtekmed.com.  The Company makes available free of charge, through its web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such materials with or furnishes such materials to, the Securities and Exchange Commission. Information contained on the web site is not part of this report.

Risk Factors

          Risks Affecting Microtek and OTI.

          History of Net Losses. While the Company reported net income for the years ended December 31, 2002, 2001 and 1999, the Company has a history of operating at a net loss.  For the year ended December 31, 2000 and for each of the five years ended December 31, 1998, the Company incurred net losses.  The Company attributes such operating performance in significant part to a failed strategy to commercialize its OREX Degradables products.  The Company has significantly changed its business strategies, including a substantial reduction of its emphasis on its OREX Degradables business.  Past operating failures may adversely the impact of the valuation of the Company’s common stock and the Company’s ability to successfully implement its other business strategies.

          Reliance Upon Microtek.  Of the Company’s $86.7 million in net revenues for the year ended December 31, 2002, $83.3 million or 96.1 percent were comprised of Microtek’s net revenues. OTI contributed $3.3 million of the Company’s 2002 net revenues.  Of such amount, $1.4 million represented the non-cash amortization of deferred licensing revenues resulting from the 1999 license and supply agreement which the Company entered into with Allegiance Healthcare to market OREX Degradables products in healthcare markets.  These non-cash revenues ceased to accrue after the fourth quarter of 2002, and the Company has ceased its business operations to commercialize OREX Degradables products in healthcare markets.

          Competition.  There are many companies engaged in the development, manufacturing and marketing of products and technologies that are competitive with the Company’s products and technologies.  Many such competitors are large companies with significantly greater financial resources than the Company.  The Company seeks to sell its OREX Degradables products to the nuclear power industry, and the Company has virtually no presence in such industry at this time.  Therefore, the Company will be required to displace sales of competitive products in this industry to gain market presence.  There can be no assurance that the Company’s competitors will not substantially increase the resources devoted to the development, manufacturing and marketing of products competitive with the Company’s products. The successful implementation of such strategy by one or more of the Company’s competitors could have a material adverse effect on the Company.

          Product Liability.  The manufacture and sale of the Company’s products entails an inherent risk of liability. Product liability claims may be asserted against the Company in the event that the use of the Company’s products or processing systems are alleged to have resulted in injury or other adverse events, and such claims may involve large amounts of alleged damages and significant defense costs. Although the Company currently maintains product liability insurance providing coverage for such claims, there can be no assurance that the liability limits or the scope of the Company’s insurance policy will be adequate to protect against such potential claims.  In addition, the Company’s insurance policies must be renewed annually. While the Company has been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available on commercially reasonable terms in the future, if it is available at all. A successful claim against the Company in excess of its available insurance coverage could have a material adverse effect on the Company. In addition, the Company’s business reputation could be adversely affected by product liability claims, regardless of their merit or eventual outcome. See “Business - Insurance”.

          Stock Price Volatility.  The market prices for securities of companies with a very small market capitalization such as the Company can be highly volatile.  Various factors, includingfactors that are not related to our operating performance, may cause significant volume and price fluctuations in the market, which may limit an investor’s liquidity in the Company’s common stock and could result in a loss in the value of such investment.

          Dependence on Key Personnel.  The Company believes that its ability to succeed will depend to a significant extent upon the continued services of a limited number of key personnel, and the ability of the Company to attract and retain key personnel.  The Company has only three executive officers, and the loss of the Company’s President or any others of its officers could have a material adverse effect on the Company.  The Company may not be able to attract and retain a suitable replacement for any of such positions. The Company does not maintain key man life insurance on any of its executive officers other than a $1.5 million policy on Mr. Lee, the Company’s President and Chief Executive Officer.

          Anti-takeover Provisions.  On December 19, 1996, the Company’s Board of Directors adopted a shareholder protection rights agreement (the “Rights Agreement”).  Under the Rights Agreement, a dividend of one right (“Right”) to purchase a fraction of a share of a newly created class of preferred stock was declared for each share of common stock outstanding at the close of business on December 31, 1996.  The Rights, which expire on December 31, 2006, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer, the consummation of which would result in the acquisition) of beneficial ownership of 15% or more of the common stock (“15% Acquisition”) of the Company by a person or affiliated group.  The Rights, if exercised, would cause substantial dilution to a person or group of persons that attempts to acquire the Company without the prior approval of the Board of Directors.  The Board of Directors may cause the Company to redeem the rights for nominal consideration, subject to certain exceptions.  The Rights Agreement may discourage or make more difficult any attempt by a person or a group of persons to obtain control of the Company.

          Risks Affecting Microtek.

          Low Barriers to Entry for Competitive Products.  Most of the Company’s infection control products are not protected by patents, and some of such infection control products that are protected by patents are subject to competition from products which may be manufactured or used in a way which does not infringe upon the Company’s patents.  In addition, other barriers to entry, such as manufacturing processes and regulatory approvals, may not prevent the introduction of products competitive with the Company’s infection control products.  The introduction of competitive products or other competitive marketing strategies, including competitive marketing from companies outside the United States through the internet, could force the Company to lower it prices for its products or otherwise adversely affect the Company’s operating results.

          Potential Erosion of Profit Margins.  During 2002, Microtek’s gross margin declined from 39.3 percent in 2001 to 38.7 percent in 2002 in part due to relatively higher international revenues and CleanOp product revenues which have slightly lower margins than other domestic branded products.  In addition, Microtek does not have a significant number of new products which it plans to introduce at relatively higher profit margins. For these and other reasons, Microtek is subject to the risks that it may experience declining profit margins in the future.

          Risks of Completing Acquisitions. Part of Microtek’s growth strategy involves completing strategic acquisitions. The Company’s ability to complete strategic acquisitions is subject to a number of variables outside the control of the Company including the Company’s ability to find attractive and complementary acquisition opportunities at an attractive cost which the Company can afford or can finance on acceptable terms. Failure to successfully complete strategic acquisitions on favorable terms may adversely affect the Company’s growth rate.

          Small Sales and Marketing Force.  At December 31, 2002, the Company’s marketing and sales force consisted of 80 individuals including 46 people in sales and 34 people in marketing.  Additionally, the Company has 12 independent contractors involved in its sales and marketing efforts.  Other companies with which the Company competes have substantially larger sales forces and greater brand awareness, placing the Company at a competitive disadvantage. For example, the Company may not be able to reach certain potential customers due to the Company’s inability to have its products included within certain group purchasing organizations’ lists of approved products.

          Reliance upon Distributors.  The Company has historically relied on large distributors for the sale of its branded products in healthcare markets.  Hospitals purchase most of their products from a few large distributors.  Of these distributors, Cardinal Healthcare accounted for approximately 15.1 percent of the Company’s total sales during 2002.  If the efforts of the Company’s distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company’s products, the Company’s sales may be materially adversely affected.

          Maxxim Medical, Inc. accounted for $5.7 million or 6.6% of the Company’s total net revenues in 2002. Maxxim Medical filed a petition in bankruptcy on February 11, 2003 and seeks to reorganize its business operations under protection of the U.S. Bankruptcy Code. At the time of filing such petition, Maxxim Medical owed the Company approximately $850,000 which Maxxim Medical cannot pay to the Company without obtaining Bankruptcy Court approval. The Company and Maxxim Medical are currently in negotiations to obtain payment of amounts due to the Company at the time of filing the bankruptcy petition and to establish arrangements for the Company to continue to sell products to Maxxim Medical. The Company may be required to increase its reserve for doubtful accounts for failure to collect pre-petition debts owed by Maxxim Medical to the Company and the proposed reorganization of Maxxim Medical and bankruptcy may adversely affect the Company’s net revenues.

          Microtek Regulatory Risks. The development, manufacture and marketing of the Company’s products are subject to extensive government regulation in the United States by federal, state and local agencies including the EPA and the FDA and state and local sewage treatment plants. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures, concerning which the Company relies to a substantial extent on the experience and expertise of local product dealers, distributors or agents to ensure compliance with foreign regulatory requirements. The process of obtaining and maintaining FDA and any other required regulatory clearances or approvals of the Company’s products is lengthy, expensive and uncertain, and regulatory authorities may delay or prevent product introductions or require additional tests prior to introduction.  The FDA also requires healthcare companies to satisfy the quality system regulation.  Failure to comply with applicable regulatory requirements, which may be ambiguous or unclear, can result in fines, civil and criminal penalties, stop sale orders, loss or denial of approvals and recalls or seizures of products. There can be no assurance that changes in existing regulations or the adoption of new regulations will not occur, which could prevent the Company from obtaining approval for (or delay the approval of) various products or could affect market demand for the Company’s products.

          Developments regarding the Company’s LTS products have had and could continue to have a material adverse effect upon the Company’s operating results.  In November, 1997, the State of California revoked its approval for direct landfill disposal (without sterilization) of LTS-treated waste within such state. In February, 1998, the EPA announced a new policy that FIFRA requires that products, such as LTS, which hold state approvals related to anti-microbial efficacy, such as state approvals for landfill of LTS-treated waste, impliedly make claims about killing microorganisms which would require that LTS be registered under FIFRA.  LTS has not been registered under FIFRA and, based in part on meetings by the Company with the EPA, the Company continues to sell LTS without such registration.  The Company now is marketing LTS without relying upon any state approvals for direct landfill disposal. In 2000, the Company obtained registration under FIFRA by the EPA of a new version of LTS called LTS Plus.  The Company must still seek numerous state and local registrations of LTS Plus to allow such product to be landfilled in such places.

          Risks of Obsolescence.  Many companies are engaged in the development of products and technologies to address the need for safe and cost-effective prevention of infection in healthcare markets.  There can be no assurance that superior products or technologies will not be developed or that alternative approaches will not prove superior to the Company’s infection control products. For example, some companies are attempting to develop technologies to sterilize equipment maintained in the operating room which would compete directly with the Company’s equipment drapes.  Any such developments would have a material adverse effect on the Company’s operations and profitability.

          Risks affecting the OREX Products and Services.

          Reduced OREX Market Potential.  During 2001, the Company and Allegiance jointly agreed to cease further efforts to market the OREX Degradables products to the healthcare industry.  Accordingly, the Company is not making any sales of OREX products to the healthcare industry, nor is the Company seeking to commercialize such products in such industry.  The Company currently believes that it will have to reduce its costs to manufacture OREX Degradables products or the healthcare industry will have to increase the price it is willing to pay for the Company’s OREX Degradables products (such as might occur in the event of an increase in the cost to dispose of potentially infectious healthcare products which might be replaced by OREX Degradables) in order to re-introduce the OREX Degradables products to the healthcare marketplace.  If the Company elects to reenter the healthcare market prior to the expiration in April 2003 of the Company’s exclusive license to Allegiance of OREX Degradables products for use in healthcare markets, the Company will be required to first offer such opportunity to Allegiance on terms at least as favorable to Allegiance as those contained in the Company’s prior license and supply agreement with Allegiance.

          OREX Commercialization Risks.  The Company currently focuses primarily on the nuclear power industry in its efforts to commercialize it OREX Degradables products and services.  Sales of the Company’s products and services to the nuclear industry during 2002 approximated $822,000.  Accordingly, the Company has only very limited experience in the nuclear industry, and there is no assurance that the nuclear industry will purchase the Company’s products and services.  Among the risks the Company encounters in seeking to commercialize its products in the nuclear industry are the following:

•	Commercialization of these products will require the purchaser and user of these products to change their existing purchasing patterns;

•

Because the Company currently has commercially available only a limited number of OREX Degradable products and therefore cannot currently replace all traditional products with OREX Degradables, potential customers may not yet justify a large-scale conversion to OREX Degradable products;

•

To realize the full benefits of OREX Degradables, users of these products will be required to change the way in which they dispose of these products by returning such products to the Company’s contract processor to incorporate the  MICROBasix dissolution process and disposal procedures;

•	The Company’s sales and marketing force representing the OREX products and disposal services is limited to very few individuals at OTI and ETI, some of whom also provide administrative services;

•	The Company depends upon its contract processing company, ETI, to commercialize the disposal service component of the OREX Degradables product because ETI holds exclusive rights in the

United States and Canada to provide such disposal services through December 31, 2004, subject to certain performance related conditions;

•

Because ETI is a very small, privately held company with limited capital resources and personnel, ETI may encounter difficulties in providing disposal services to users of OREX Degradables which could adversely affect the Company’s marketing of OREX Degradables products to the nuclear industry;

•

While ETI is responsible for obtaining all regulatory approvals to operate the MICROBasix processor, and while ETI has advised the Company that it has obtained all such approvals, difficulties may be encountered in maintaining existing regulatory approvals in effect and obtaining future regulatory approvals necessary to process OREX Degradables;

•

The Company may have difficulty obtaining a regular supply of adequate quantities of finished goods OREX Degradable products having uniformly acceptable performance qualities which may cause the Company to lose customers;

•	The Company may have difficulty obtaining an adequate quantity of inventory of OREX Degradables in finished form on acceptable terms and at an acceptable cost;

•

Past concerns with prior OREX Degradables product performance or future deficiencies in performance of such products may result in the inability to convert new customers to OREX Degradables or retain existing customers;

•

Competitors may try to sell traditional products to the nuclear market using aggressive marketing and selling strategies to protect their market position and discourage the acceptance of OREX Degradables products and services by the nuclear market; and

•	Long term supply contracts entered into by potential purchasers of OREX Degradables in the nuclear industry may prevent such customers from purchasing OREX Degradables.

          The Company has not been successful to date in its efforts to obtain substantial acceptance of its OREX Degradables products in their target markets.  There can be no assurance that the Company’s products will achieve or maintain substantial acceptance in their target markets.  In addition to market acceptance, various factors, including delays in improvements to products and new product development and commercialization, delays in expansion of manufacturing capability, new product introductions by competitors, price, competition, delays in regulatory clearances and delays in expansion of sales and distribution channels could materially adversely affect the Company’s operations and profitability.

          OREX Manufacturing and Supply Risks. To relieve itself of the overhead burden associated with owning its own manufacturing facilities, the Company sold its former OREX manufacturing facilities and now depends entirely upon third parties to manufacture its OREX Degradables products. If the Company is not able to obtain its products from its manufacturers, if such products do not comply with the specifications or if the prices at which the Company purchases its products are not competitive with traditional products, the Company’s sales and profits will suffer.

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

          The Company does not have significant experience obtaining large, commercial quantities of OREX Degradables products to meet its obligations, and the Company’s third party manufacturers have not regularly manufactured these products in the quantities required for commercial sales.  The Company might have difficulties in receiving adequate quantities of products, receiving such products on schedule and having such products conform with its requirements. The Company does not maintain contracts with its suppliers for its OREX Degradables products.  To the extent the Company does not hold a contract for the supply of its products, the Company may be at a greater risk in obtaining its products and controlling its costs for products.

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

          The Company is continually in the process of making improvements to its technologies and systems for manufacturing its OREX Degradables products, while simultaneously marketing and supplying various of these products.  From time to time, the Company has invested in inventory of certain OREX Degradables products which subsequently have been rendered obsolete by improvements in manufacturing technologies and systems.  There can be no assurances that possible future improvements in manufacturing processes or products, or abandonment or reduction of selling efforts, will not render other inventories of product obsolete, thereby adversely affecting the Company’s financial condition and operating results.

          The production of the Company’s products is based in part upon technology that the Company believes to be proprietary. The Company has provided this technology to contract manufacturers, on a confidential basis and subject to use restrictions, to enable them to manufacture products for the Company. There can be no assurance that such manufacturers or other recipients of such information will abide by any confidentiality or use restrictions.

          Risks Affecting Protection of Technologies.  The Company’s success will depend in part on its ability to protect its technologies.  The Company relies on a combination of trade secret law, proprietary know-how, non-disclosure and other contractual provisions and patents to protect its technologies.  Failure to adequately protect its patents and other proprietary technologies, including particularly the Company’s intellectual property concerning its OREX Degradables, could have a material adverse effect on the Company and its operations.  The Company holds various issued patents and has various patent applications pending relative to its OREX Degradables products. See “Business – Technology and Intellectual Property.”

          Although management believes that the Company’s patents and patent applications provide or will provide adequate protection, there can be no assurance that any of the Company’s patents will prove to be valid and enforceable, that any patent will provide adequate protection for the technology, process or product it is intended to cover or that any patents will be issued as a result of pending or future applications.  Failure to obtain the patents pursuant to the Company’s patent applications could have a material adverse effect on the Company and its operations.  It is also possible that competitors will be able to develop materials, processes or products, including other methods of disposing of contaminated waste, outside the patent protection the Company has or may obtain, or that such competitors may circumvent, or successfully challenge the validity of, patents issued to the Company.  Although there is a statutory presumption of a patent’s validity, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent.  In the event that another party infringes the Company’s patent or trade secret rights, the enforcement of such right is generally at the option of the Company and can be a lengthy and costly process, with no guarantee of success.  Further, no assurance can be given that the Company’s other protection strategies such as confidentiality agreements will be effective in protecting the Company’s technologies.  Due to such factors, no assurance can be given that the various components of the Company’s technology protection arrangements utilized by the Company, including its patents, will be successful in preventing other companies from making products competitive with those offered by the Company, including OREX Degradables.

          Although to date no claims have been brought against the Company alleging that its technology or products infringe upon the intellectual property rights of others, there can be no assurance that such claims will not be brought against the Company in the future, or that any such claims will not be successful.  If such a claim were successful, the Company’s business could be materially adversely affected.  In addition to any potential monetary liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the product or products in question or could be enjoined from making or selling such product or products if such a license were not made available on acceptable terms.  If the Company becomes involved in such litigation, it may require significant Company resources, which may materially adversely affect the Company.  See “Business – Technology and Intellectual Property”.

          Risks of Technological Obsolescence.  Many companies are engaged in the development of products and technologies to address the need for safe and cost-effective disposal of potentially infectious and hazardous waste. There can be no assurance that superior disposal technologies will not be developed or that alternative approaches will not prove superior to the Company’s products. The Company’s products could be rendered obsolete by such developments, which would have a material adverse effect on the Company’s operations and profitability.

          OTI Regulatory Risks.  Introduction of the Company’s OREX Degradables products into non-healthcare industries will require compliance with additional regulatory requirements.  While the Company seeks to engage the services of companies having expertise in engineering systems to comply with these regulatory requirements, the Company or its independent contractors may not be able to develop satisfactory solutions to regulatory requirements at an acceptable cost.  The Company currently relies upon ETI, its independent contractor holding exclusive OREX processing rights in the U.S. and Canadian, to comply with applicable regulations affecting such industry.  Until the Company commences commercial sales of products, the Company may not be able to anticipate all requirements to successfully commercialize OREX Degradables in these other industries.  Accordingly, no assurances can be provided that OREX Degradables will be an attractive product to non-healthcare industries.

ITEM 2.	PROPERTIES

          The Company leases from a local economic development authority a 13,000 square foot administrative building located in Columbus, Mississippi under a lease which expires December 31, 2007.  The Company maintains approximately 10,800 square feet of office, research and development and warehouse space located in Norcross, Georgia under a sub-lease agreement which expires January 30, 2005.

          The Company conducts its equipment drape and fluid control manufacturing business from three locations.  In Columbus, Mississippi, the Company owns an 80,000 square foot manufacturing building and leases a 40,000 square foot warehouse facility under a lease that expires June 30, 2007.  The Company leases five manufacturing facilities totaling 123,500 square feet located in the Dominican Republic under a lease which expires on October 1, 2010, with two renewal options for four years each.  The Company leases a 37,700 square foot facility in Tyler, Texas where it manufactures equipment drapes and materials for other drape converters under a lease which expires July 31, 2012.  The Company leases a 7,500 square foot manufacturing facility in Athens, Texas where it manufactures equipment drapes under a lease that expires on March 31, 2005.

          The Company also leases approximately 69,000 square feet of warehouse and distribution space in Jacksonville, Florida under a lease expiring April 1, 2004. The Company uses this facility for distribution of finished products, distribution of materials to the Company’s Dominican Republic facility and light manufacturing.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no submissions of matters to a vote of the Company’s shareholders during the three months ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The common stock is traded and quoted on The Nasdaq Stock Market under the symbol “MTMD”. The following table shows the quarterly range of high and low sales prices of the common stock during the periods indicated since December 31, 2000.

	Common Stock

Quarter Ended	High	Low

2002
First Quarter	$3.34	$2.11
Second Quarter	$3.55	$2.15
Third Quarter	$2.68	$1.37
Fourth Quarter	$2.65	$0.88
2001
First Quarter	$1.47	$0.69
Second Quarter	$2.60	$0.75
Third Quarter	$1.98	$1.09
Fourth Quarter	$2.74	$1.35

          On March 21, 2003, the closing sales price for the common stock as reported by The Nasdaq Stock Market was $2.26 per share.

          As of March 21, 2003, the Company had approximately 1,350 shareholders of record.

          The following table provides information as of December 31, 2002 with respect to shares of the Company’s common stock that may be issued under existing equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
Stock Option Plans	3,106,342	$2.01	1,568,250
Employee Stock Purchase Plan	—	N/A	377,155
Equity compensation plans not approved by security holders	—	—	—
Total	3,106,342	$2.01	1,945,405

          The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.  Moreover, the Company’s credit facility prohibits the Company from declaring or paying cash dividends without the prior written consent of its lenders. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.  Accordingly, the Company does not intend to pay cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

          The following table sets forth summary historical financial data for each of the five years in the period ended December 31, 2002.  Effective November 29, 2002, the Company acquired the surgical drape product line of Gyrus ENT.  During the first quarter of 2001, the Company acquired the drape and CleanOp product lines of Deka Medical and acquired the MICROBasix processor equipment and related technology.  In October, 2000, Microtek acquired the urology drape product line of Lingeman Medical Products, Inc.  During 1999, the Company disposed of its former corporate headquarters, substantially all of the assets of its MedSurg Industries, Inc. subsidiary and all of its capital stock in its White Knight Healthcare, Inc. subsidiary, and during 1998 the Company disposed of its Arden and Charlotte, North Carolina and Abbeville, South Carolina manufacturing facilities, its industrial and Struble & Moffitt divisions of its White Knight subsidiary, and substantially all of the net assets of its SafeWaste subsidiary.  The summary historical financial data should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data appearing elsewhere in this Form 10-K. The summary historical financial data for each of the five years in the period ended December 31, 2002 has been derived from the Company’s audited consolidated financial statements.

	Year Ended December 31,

	1998	1999	2000	2001	2002

Statement of Operations Data:
(in thousands, except per share data)
Net sales	$147,643	97,554	53,931	79,470	85,228
Licensing revenues	—	1,500	2,433	1,497	1,427

Net revenues	147,643	99,054	56,364	80,967	86,655
Cost of goods sold	109,936	61,970	35,938	48,497	52,554

Gross profit	37,707	37,084	20,426	32,470	34,101
Operating expenses
Selling, general and administrative	40,182	26,596	21,246	25,166	27,326
Amortization of intangibles	2,052	1,440	1,780	1,520	456
Research and development	3,906	3,724	4,098	1,644	736
Impairment charge	7,445	769	—	—	—
Restructuring charge	—	—	1,555	—	—
Gain on dispositions	—	(628)	(21)	—	—

Total operating expenses	53,585	31,901	28,658	28,330	28,518
(Loss) income from operations	(15,878)	5,183	(8,232)	4,140	5,583
Net other expense	(3,223)	(1,195)	(3,755)	(489)	(340)

(Loss) income before tax and extraordinary items	(19,101)	3,988	(11,987)	3,651	5,243
Income tax provision (benefit)	540	1,291	155	(1,138)	(3,171)

(Loss) income before extraordinary items	(19,641)	2,697	(12,142)	4,789	8,414
Extraordinary items(1)	(1,404)	—	—	—	—

Net (loss) income	$(18,237)	2,697	(12,142)	4,789	8,414

Net (loss) income per share – Basic and Diluted
(Loss) income before extraordinary items	$(0.49)	0.07	(0.29)	0.11	0.20
Extraordinary items(1)	0.04	—	—	—	—

Net (loss) income per share – Basic and Diluted	$(0.45)	0.07	(0.29)	0.11	0.20

Weighted average number of common and common equivalent shares outstanding – Basic	39,655	40,318	41,269	41,651	42,125
Weighted average number of common and common equivalent shares outstanding – Diluted	39,655	41,158	43,221	41,842	42,789

(1)     Gives effect to the gain from the extinguishment of debt in 1998.

	Year Ended December 31,

Balance Sheet Data: (in thousands)	1998 (1)	1999	2000	2001	2002

Working capital	$39,124	$44,090	$34,372	$44,946	$42,950
Intangible assets, net	29,128	23,071	23,057	26,351	29,392
Total assets	109,518	95,339	76,969	94,330	96,696
Long-term debt	19,376	4,059	1,673	13,313	7,367
Total shareholders’ equity	68,675	74,722	63,598	69,588	78,886

(1)

Pursuant to SFAS No. 121 the Company classified $9.9 million of net assets related to its White Knight subsidiary and its former headquarters building as held for sale, and included such amounts in current assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          In October, 2000, Microtek acquired the urology drape product line of Lingeman Medical Products, a former customer of Microtek. During first quarter 2001, Microtek acquired the drape and CleanOp product lines of Deka Medical, and the Company acquired the MICROBasix processor equipment and related technology. Also during 2001, the Company and Allegiance mutually agreed to discontinue efforts to commercialize the OREX products and technology in the healthcare market.  Effective November 29, 2002, Microtek acquired the surgical drape product line of Gyrus ENT.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

          Net revenues in 2002 were $86.7 million, an increase of $5.7 million or 7.0 percent over the $81.0 million of net revenues reported in 2001. Excluding licensing revenues associated with the amortization of the $10.5 million payment by Allegiance allocated to the Company’s Supply and License Agreement with Allegiance, net revenues in 2002 were $85.2 million as compared to $79.5 million in 2001, an increase of 7.2 percent.

          For 2002, Microtek’s net revenues totaled $83.3 million, an increase of $4.7 million or 6.0 percent over net revenues of $78.6 million reported in 2001.  The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues in 2002 and 2001 (in millions):

	Year ended December 31, 2002		Year ended December 31, 2001

	Amount	% of Total	Amount	% of Total

Domestic	$71.5	85.8%	$68.7	87.4%
International	11.8	14.2%	9.9	12.6%

Total	$83.3	100.0%	$78.6	100.0%

          Microtek’s domestic revenues are generated through two primary channels or customer categories, hospital branded and contract manufacturing (commonly referred to as OEM).  Hospital branded revenues were 55.8 percent and OEM revenues were 44.2 percent of total domestic revenues in 2002 as compared to 54.8 percent and 45.2 percent, respectively, in 2001.  Hospital branded revenues in 2002 increased by $2.3 million to $39.9 million from $37.6 million in 2001.  The single most significant contributor to the increase in hospital branded revenues was the CleanOp product line acquired from Deka Medical which experienced growth in excess of 50 percent since being acquired. Additionally, Microtek’s core hospital branded revenues demonstrated internal growth in 2002 in excess of 5.0 percent.  Partially offsetting these increases was a decrease in safety product revenues of 25.4 percent due to lower pricing and lower unit sales caused by competitive pressures.  OEM revenues in 2002 increased by $500,000 to $31.6 million from $31.1 million in 2001.  Increases in the OEM revenues resulted from the angiography business acquired from Deka Medical and from growth of the Company’s private label revenues.  These increases were partially offset by decreases in kitpacker and woundcare revenues.

          Microtek’s international revenues, which accounted for 14.2 percent of its 2002 net revenues, demonstrated growth of approximately $1.9 million over 2001. The improvements in 2002 are attributable to international revenues stemming from the Deka Medical acquisition and internal growth in excess of 10.0 percent.

          OTI’s net revenues were $3.3 million in 2002, approximately $1.1 million greater than net revenues in 2001. Licensing revenues in 2002 were $1.4 million as compared to $1.5 million in 2001.  OTI ceased to recognize the non-cash licensing revenues in December 2002.  The increase in OTI’s net revenues in 2002 is due primarily to the OTI’s nuclear business which generated revenues of approximately $822,000 in 2002 as compared to $200,000 in 2001.  The Company’s commercialization efforts and relationships within the nuclear power industry continue to strengthen with continued favorable customer response to product usage of the OREX protective clothing. The balance of OTI’s net revenues in 2002 were attributable to liquidation of certain of its OREX inventories.

          Gross margins in 2002 were 39.4 percent, as compared with 40.1 percent for 2001.  Microtek’s gross margin declined slightly from 39.3 percent in 2001 to 38.7 percent in 2002 as a result of the slightly dilutive nature of Microtek’s international and CleanOp businesses.

          Operating expenses as a percentage of net revenues in 2002 were 32.9 percent, down from 35.0 percent in 2001. Microtek’s operating expenses, which include corporate administrative expenses, as a percentage of net revenues, for 2002 were 31.5 percent, an amount consistent with the percentage in 2001.  In terms of absolute dollar amounts, Microtek’s operating expenses increased in 2002 by $1.5 million to $26.3 million.  OTI’s operating expenses in 2002 decreased by $1.1 million or 34.1 percent from 2001.  The improvement in OTI’s operating expenses reflect OTI’s continued focus on cost reductions.

          Selling, general and administrative expenses were $27.3 million or 31.5 percent of net revenues in 2002, versus $25.2 million or 31.1 percent of net revenues for 2001.  The overall increase in the absolute dollar amount of selling, general and administrative expenses is due to higher variable selling and distribution expenses as a result of the Company’s increased revenues, charges for severance and reorganization costs recorded in 2002 of approximately $600,000 and the expansion of the Company’s marketing focus and allocation of additional resources to marketing its branded products.

          Research and development expenses were $736,000 in 2002 as compared to $1.6 million in 2001.  The significant reduction in OTI’s product development costs which began in 2001 continued throughout 2002 and resulted in a $1.0 million decrease in the division’s research and development costs during 2002.  Offsetting this decrease was an increase in Microtek’s research and development expenses of approximately $87,000.  The net reduction in research and development expenses reflects the Company’s more narrow focus on new market opportunities for its OREX Degradable products and on new healthcare market opportunities for Microtek.

          Amortization of intangibles in 2002 was $456,000, a decrease of $1.1 million from amortization expense in 2001.  This decrease results from the Company’s adoption of SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002, at which time the Company ceased the amortization of its goodwill.  Had the provisions of SFAS 142 been in effect beginning on January 1, 2001, amortization of intangibles in 2001 would have been consistent with the amortization expense recorded in 2002.

          Income from operations for 2002 was $5.6 million, versus income from operations of $4.1 million in 2001.  In 2002, Microtek’s operating profit was $6.0 million, as compared to operating profit of $6.2 million recorded in 2001.  The operating losses recorded by the Company’s OTI division in 2002 were $366,000, which represents an 80.1 percent improvement over the $1.8 million in operating losses recorded in 2001.

          Interest expense, net of interest income, was $430,000 in 2002 as compared to $489,000 in 2001.  In 2002, interest income which is earned primarily on the Company’s cash and cash equivalents decreased from 2001 by approximately $180,000 due to lower average interest rates and lower average cash and cash equivalent balances during 2002.  Interest expense in 2002 decreased by $239,000 as a result of lower interest rates and reduced borrowings on the Company’s line of credit facility during 2002.

          The Company’s provision for income taxes in 2002 reflects a net income tax benefit of approximately $3.2 million which is comprised of a $3.5 million benefit related to the decrease in the Company’s valuation allowance with respect to certain of its deferred tax assets, principally its net operating loss carryforwards, and the offsetting state and foreign income tax provision for 2002 of approximately $300,000.

          The resulting net income for 2002 was $8.4 million, or $0.20 per basic and diluted share.  This compares favorably with the net income of $4.8 million, or $0.11 per basic and diluted share reported for 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

          Net revenues in 2001 were $81.0 million, an increase of $24.6 million or 43.6 percent over the $56.4 million of net revenues reported in 2000. Excluding licensing revenues associated with the amortization of the $10.5 million payment by Allegiance allocated to the Company’s Supply and License Agreement with Allegiance, net revenues in 2001 were $79.5 million as compared to $53.9 million in 2000, an increase of 47.4 percent. The increase in net revenues is due to Microtek’s acquisition of the drape and CleanOp product lines of Deka Medical in the first quarter of 2001, internal growth in Microtek’s core product revenues, and products newly introduced by Microtek.

          For 2001, Microtek’s net revenues totaled $78.6 million, an increase of $26.5 million or 50.9 percent over net revenues of $52.1 million reported in 2000.  The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues in 2001 and 2000 (in millions):

	Year ended December 31, 2001		Year ended December 31, 2000

	Amount	% of Total	Amount	% of Total

Domestic	$68.7	87.4%	$45.7	87.7%
International	9.9	12.6%	6.4	12.3%

Total	$78.6	100.0%	$52.1	100.0%

          Microtek’s domestic revenues are generated through two primary channels or customer categories, hospital branded and contract manufacturing (commonly referred to as OEM). Hospital branded revenues were 54.8 percent and OEM revenues were 45.2 percent of total domestic revenues in 2001 as compared to 70.4 percent and 29.6 percent, respectively, in 2000.  Hospital branded revenues in 2001 increased by $5.4 million to $37.6 million from $32.2 million in 2000.  The single most significant contributor to the increase in hospital branded revenues was the CleanOp product line acquired from Deka Medical. Additionally, Microtek’s core hospital branded revenues demonstrated internal growth in 2001 of greater than 10 percent.  Offsetting these increases was a decrease in safety product revenues of approximately $600,000, or 3.4 percent, due to lower pricing and lower unit sales caused by competitive pressures.  OEM revenues in 2001 increased by $17.6 million to $31.1 million from $13.5 million in 2000.  The significant contributors to the increase in OEM revenues in 2001 were sales of the angiography drape products acquired from Deka Medical and internal growth of greater than 10 percent.

          Microtek’s international revenues, which accounted for the remaining 12.6 percent of its 2001 net revenues, strengthened in the latter half of the year to reach $9.9 million for the year, an increase of $3.5 million or 54.6 percent over 2000.  The improvements in 2001 are attributable to international revenues stemming from the Deka Medical acquisition and internal growth in excess of 10 percent.

          OTI’s net revenues were $2.2 million in 2001, approximately $1.9 million less than 2000. Licensing revenues in 2001 were $1.5 million as compared to $2.4 million in 2000.  The reduction in OTI’s net revenues in 2001 is due to this non-cash reduction in licensing revenues in 2001 of $900,000 and lower healthcare and automotive product sales.   OTI ceased to recognize the non-cash licensing revenues in December 2002. The declines in OTI’s product sales reflect in part the Company’s increased focus on the more profitable Microtek business and the cessation of marketing efforts with respect to OTI’s products and services in the healthcare and automotive industries.  Slightly offsetting the above noted declines were OTI’s first significant revenues in the nuclear power industry of approximately $200,000 during 2001.

          Gross margins in 2001 were 40.1 percent, as compared with 36.2 percent for 2000.  The 2000 margins were negatively impacted by a $3.5 million OTI inventory impairment charge recorded in the fourth quarter of 2000.  Excluding the impact of this impairment charge, the 2000 gross margins would have been 42.4 percent.  Microtek’s gross margin declined slightly from 41.9 percent in 2000 to 39.3 percent in 2001 as a result of relatively higher OEM product revenues which have slightly lower margins than branded products, costs incurred in the first three quarters of the year related to transitioning production from Microtek’s former plant in Mexico to its facility in the Dominican Republic, and costs to integrate the product lines acquired from Deka Medical.

          Operating expenses as a percentage of net revenues in 2001 were 35.0 percent, down from 50.8 percent in 2000. Included in operating expenses for 2000 are $1.6 million of restructuring charges recorded in 2000.  Microtek’s operating expenses, which include corporate administrative expenses, as a percentage of net revenues decreased to 31.5 percent for 2001 from 39.3 percent in 2000.  This improvement as a percentage of net revenues is directly attributable to increased revenues and corporate cost reductions implemented during 2001 and to the impact of a fourth quarter 2000 charge of $711,000 for plant closures and severance packages.  OTI’s operating expenses in 2001 decreased by $4.7 million or 59.0 percent from 2000.  Included in OTI’s operating expenses for 2000 was approximately $844,000 in restructuring and impairment charges.  The improvements in operating expenses result from the impact of the 2000 restructuring and impairment charges, together with OTI’s focus during 2001 on cost reductions.

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

          Research and development expenses were $1.6 million in 2001 as compared to $4.1 million in 2000.  Significant reductions in product development costs in 2001 have resulted in savings of $2.5 million in research and development expenses as compared to 2000.  This reduction in research and development expenses reflects the Company’s more narrow focus on new market opportunities for its OREX Degradable products.

          Amortization of intangibles in 2001 was $1.5 million, a decrease of $260,000 from amortization expenses in 2000.  This decrease results from the effect of the write-off in 2000 of intangible assets related to operations that were disposed of which was partially offset by increased amortization in 2001 with respect to intangible assets acquired in the Deka and MICROBasix acquisitions during the first quarter of 2001.

          Income from operations for 2001 was $4.1 million, versus a loss from operations of $8.2 million in 2000.  Microtek’s operating profit in 2001 was $6.2 million, a 361.5 percent increase over the operating profit of $1.3 million recorded in 2000.  The operating losses recorded by the Company’s OTI division in 2001 were $1.8 million, which represents an 80.5 percent improvement over the $9.4 million in operating losses recorded in 2000.

          Interest expense, net of interest income, was $489,000 in 2001 as compared to interest income, net of interest expense, of $349,000 in 2000.  The increase in net interest expense is the result of higher interest expense in 2001 and lower interest income on cash and cash equivalents which are attributable to borrowings on the Company’s line of credit facility in 2001 and lower cash balances as a result of the 2001 acquisitions.

          The Company’s provision for income taxes in 2001 reflects a net income tax benefit of approximately $1.1 million which is comprised of a $1.5 million benefit related to the decrease in the Company’s valuation allowance with respect to certain of its deferred tax assets, principally its net operating loss carryforwards, and the offsetting state and foreign income tax provision for 2001 of approximately $413,000.

          The resulting net income for 2001 was $4.8 million, or $0.11 per basic and diluted share.  This reflects significant improvement over the net losses of $12.1 million, or $.29 per basic and diluted share reported for 2000, which included impairment and restructuring charges totaling $9.1 million.

Liquidity and Capital Resources

          As of December 31, 2002, the Company’s cash and cash equivalents totaled $9.8 million compared to $10.6 million at December 31, 2001.  The following are highlights of the Company’s cash flow activity in 2002 and 2001 (in thousands):

	Year ended December 31,

	2002	2001

Cash provided by (used in) operating activities	$10,183	$(2,480)
Cash used in investing activities	(5,577)	(13,370)
Cash (used in) provided by financing activities	(5,627)	12,117

          During 2002, the Company utilized cash to finance the purchase of the drape product line of Gyrus ENT, to purchase property and equipment, to repay borrowings under its Credit Agreement, to make other scheduled debt repayments related to previous acquisitions of businesses, to make payments under equipment and capital leases and to repurchase shares of common stock under the Company’s stock repurchase program.  During 2001, the Company utilized cash to fund working capital requirements, to finance the purchase of the drape and CleanOp product lines from Deka Medical and certain OREXTM processing equipment and related technology from MICROBasix LLC, to purchase other property and equipment, and to make scheduled debt repayments and payments under equipment and capital leases.

          The $10.2 million provided by operating activities results principally from improved profitability and improved working capital management, particularly in the areas of accounts receivable and inventory management.  Cash provided by operating activities was also impacted by increases in accounts payable and other accrued liabilities.  Offsetting these increases in operating cash were increases in prepaid expenses and decreases in accrued compensation and other liabilities.  The $2.5 million used in operating activities in 2001 results principally from the Company’s significant increases in inventories and accounts receivable resulting from increased sales.  Also contributing to the use of cash in operating activities in 2001 were the decreases in accounts payable and the increases in prepaid expenses and other assets, which were partially offset by increases in accrued compensation and other liabilities.  During 2002, cash used in investment activities consisted of acquisition costs of $4.1 million for the drape product line of Gyrus ENT and $1.5 million in capital property and equipment.  Capital additions were primarily for building improvements, machinery and equipment, including computer equipment and software.  During 2001, cash used in investing activities included acquisition costs of $11.6 million for the drape and CleanOp product lines from Deka Medical and $675,000 for certain OREX processing equipment and related technology from MICROBasix LLC.  Also during 2001, the Company invested $1.1 million in capital property and equipment primarily associated with the Company’s expanded manufacturing operations in the Dominican Republic and investments to improve the Company’s internal management information systems.  Cash used in financing activities in 2002 was $5.6 million, as compared to cash provided by financing activities in 2001 of $12.1 million.  In 2002, the Company reduced its borrowings under its credit agreement by $5.3 million, repaid notes payable of approximately $664,000, and repurchased 369,000 shares of common stock for an aggregate amount of $678,000.  Proceeds from the exercise of stock options and other issuances of common stock provided approximately $1.0 million in 2002.  In 2001, borrowings under the Company’s credit agreement provided $12.4 million, and proceeds from the exercise of stock options provided $820,000.  Repayments of notes payable in 2001 totaled $778,000, and the Company repurchased 213,500 shares of common stock in 2001 for an aggregate amount of $343,000.

          The Company maintains a credit agreement (as amended to date, the “Credit Agreement”) with JP Morgan Chase Bank (the “Bank”), consisting of a $17.5 million revolving credit facility, maturing on June 30, 2004.  Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement.  Borrowing availability under the revolving facility at December 31, 2002 totalled $14.7 million.  Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (5.25% at December 31, 2002) or LIBOR plus an interest margin (4.16% at December 31, 2002).  There was $7.1 million of outstanding borrowings under the revolving credit facility at December 31, 2002, and $12.4 million of outstanding borrowings under the revolving credit facility at December 31, 2001.  On March 21, 2003, borrowing availability totaled $13.6 million and outstanding borrowings under the revolving credit facility were $7.6 million.  The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit.  There were no outstanding letters of credit at December 31, 2002 or 2001.  The Credit Agreement provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000, and an outstanding letter of credit fee of 2.0% per annum. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.  The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and earnings, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness.  The Company also is not permitted to pay any dividends.  At December 31, 2002, the Company was in compliance with all of its financial covenants under the Credit Agreement.

          During 2002, the Company had adequate cash and cash equivalents to fund its working capital requirements.  If such requirements increase in the future, the Company anticipates seeking an increase to its revolving line of credit to the extent such requirements are not otherwise satisfied out of available cash flow or borrowings under the Company’s existing line of credit.  There can be no assurances that such an increase to the Company’s revolving credit facility will be available to the Company.

          Based on its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 2003.  However, currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuances of common stock in 2003 and subsequent years.

          Inflation and Foreign Currency Translation.  Inflation has not had a material effect on the Company’s operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses.  No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

          The assets and liabilities of the Company’s United Kingdom subsidiary are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates.  International sales by the Company during 2002 were $11.8 million.  Approximately $1 million of the Company’s international sales in 2002 were billed and paid in foreign currencies.  Currency translations on international sales that are billed and paid in foreign currencies could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies.  The effect of foreign currency transactions was not material to the Company’s results of operations for the year ended December 31, 2002. The Company may in the future export or import increased amounts of products payable in foreign currencies, exposing the Company to increased risks on fluctuations in currency exchange rates.

Critical Accounting Policies.

          While the listing below is not inclusive of all of the Company’s accounting policies, the Company’s management believes that the following policies are those which are most critical and embody the most significant management judgments and the uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  These critical policies are:

          Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Specifically, management must make estimates of potential future product returns related to current period product revenues. The Company’s sales arrangements do not generally include acceptance provisions or clauses.  Additionally, the Company does not typically grant its distributors or other customers price protection rights or rights to return products bought, other than normal and customary rights of return for defects in materials or workmanship, and is not obligated to accept product returns for any other reason.  Actual returns have not historically been significant.  Management analyzes historical returns, current economic trends and changes in customer demand when evaluating the adequacy of its sales returns and other allowances.

          Similarly, the Company’s management must make estimates of the uncollectibility of its accounts receivables.  Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts.  The Company’s accounts receivable at December 31, 2002 totaled $15.0 million, net of the allowance for doubtful accounts of $1.1 million.

          Inventory Valuation. The preparation of the Company’s financial statements requires careful determination of the appropriate dollar amount of the Company’s inventory balances.  Such amount is presented as a current asset in the Company’s balance sheet and is a direct determinant of cost of goods sold in the statement of operations and therefore has a significant impact on the amount of net income reported in an accounting period.  The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to bring the inventory quantities to their existing condition and location.  The Company’s inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method, which assumes that inventory quantities are sold in the order in which they are manufactured or purchased.  The Company utilizes standard costs as a management tool.  The Company’s standard cost valuation of its inventories is adjusted at regular intervals to reflect the approximate cost of the inventory under FIFO.  The determination of the indirect charges and their allocation to the Company’s work-in-process and finished goods inventories is complex and requires significant management judgment and estimates.  Material differences may result in the valuation of the Company’s inventories and in the amount and timing of the Company’s cost of goods sold and resulting net income for any period if management made different judgments or utilized different estimates.

          On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be used or sold within the normal operating cycles of the Company’s operations.  To the extent that any of these conditions are believed to exist or the utility of the inventory quantities in the ordinary course of business is no longer as great as their carrying value, a reserve against the inventory valuation is established.  To the extent that this reserve is established or increased during an accounting period, an expense is recorded in the Company’s statement of operations, generally in cost of good sold.  Significant management judgment is required in determining the amount and adequacy of this reserve.  In the event that actual results differ from management’s estimates or these estimates and judgments are revised in future periods, the Company may need to establish additional reserves which could materially impact the Company’s financial position and results of operation.

          As of December 31, 2002, the Company’s inventories totaled $24.8 million, net of reserves for slow moving and obsolete inventories of $1.9 million.  Management believes that the Company’s inventory valuation, together with the recorded reserves for slow moving and obsolete inventories, results in carrying the inventory at the lower of cost or market.

          Accounting for Income Taxes. In conjunction with preparing the Company’s consolidated financial statements, management is required to estimate the Company’s income tax liability in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets or liabilities which are reflected in the Company’s consolidated balance sheet.  Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income.  To the extent that management believes that recovery is not likely, a valuation allowance must be established and reviewed in each accounting period.  Increases in the valuation allowance in an accounting period require that the Company record an expense within its tax provision in its consolidated statement of operations.  Decreases in the valuation allowance in an accounting period require that the Company reverse previously recorded valuation allowances resulting in a corresponding benefit within its tax provision and its consolidated statement of operations.

          Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets.  At December 31, 2002, the Company’s net deferred tax assets totaled $5.6 million.  The Company has recorded a valuation allowance of $34.6 million as of December 31, 2002, due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire.  The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust this valuation allowance which could materially impact the Company’s financial position and results of operation.

          Valuation of Long-Lived and Intangible Assets and Goodwill.  The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimates of future undiscounted cash flows.  Factors that are considered by management in performing this assessment include, but are not limited to, the following:

•	The Company’s performance relative to historical or projected future operating results;
•	The Company’s intended use of acquired assets or the Company’s strategy for its overall business; and
•	Industry or economic trends.

          In the event that the carrying value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairment is measured using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model.  Net intangible assets, long-lived assets and goodwill, including property and equipment, amounted to $36.0 million as of December 31, 2002.

          Effective January 1, 2002, the Company implemented Statement of Financial Account Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and as a result, ceased to amortize its goodwill of approximately $25.8 million but continues to amortize other intangible assets.  Goodwill amortization expense recorded during 2001 amounted to approximately $1.1 million.  In lieu of amortization, the Company was required to perform an initial impairment review of its goodwill as of January 1, 2002 and will conduct an impairment review thereafter at least annually.  The Company has chosen June 30th as its annual impairment test date.  The Company’s transitional impairment test was as of January 1, 2002 and the impairment test performed as of June 30, 2002 indicated that no impairment loss was necessary.

Newly Issued Accounting Standards.

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies.  SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions.  The provisions of SFAS 145 related to the rescission of SFAS 4 is applied in fiscal years beginning after May 15, 2002.  Earlier application of these provisions is encouraged.  The provisions of SFAS 145 related to SFAS 13 were effective for transactions occurring after May 15, 2002, with early application encouraged.  The adoption of SFAS 145 is not expected to have a material effect on the Company’s consolidated financial statements.

          In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of SFAS 146 is not expected to have a material effect on the Company’s consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.  Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of Interpretation 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements.  The disclosure requirements of Interpretation 45 are effective for financial statements or interim and annual periods ending after December 15, 2002 and are included in the notes to the Company’s consolidated financial statements.

          In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the Company’s consolidated financial statements.

Forward Looking Statements.

          Statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, the ability of the Company to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage and capitalizing on low-cost manufacturing opportunities; the Company’s ability to commercialize its OREX Degradable products by improving the product, providing added value and other means; the Company’s current expectation that cash equivalents and short term investments on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 2003; judgments by management described under “Critical Accounting Policies” including, without limitation, management’s belief that the Company’s net inventory valuation results in carrying inventory at the lower of cost or market and management’s estimates of taxable income and recoverability of the Company’s deferred tax assets; the effect of the newly issued accounting standards on the Company’s consolidated financial statements described under “Newly Issued Accounting Standards”; the Company’s belief that its disclosure controls and procedures were adequate in design to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods; and, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  It should be noted that the Company’s actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect the Company’s business including, without limitation, risks associated with low barriers to entry for competitive products, potential erosion of profit margins, risks of technological obsolescence, reliance upon distributors, regulatory risks, product liability and other risks described in this Annual Report on Form 10-K.  See “Business - Risk Factors”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s operating results and cash flows are subject to fluctuations from changes in interest rates and foreign currency exchange rates.  The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less consisting entirely of U.S. Government securities or government backed securities.  These investments are classified in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as available for sale securities and are stated at cost, which approximates market.  As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not impact the Company’s operating results or cash flow.

          The assets and liabilities of the Company’s United Kingdom subsidiary are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates.  International sales by the Company during 2002 were $11.8 million.  Approximately $1 million of the Company’s international sales in 2002 were billed and paid in foreign currencies.  Currency translations on international sales that are billed and paid in foreign currencies could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies.  The effect of foreign currency transactions was not material to the Company’s results of operations for the year ended December 31, 2002. The Company may in the future export or import increased amounts of products payable in foreign currencies, exposing the Company to increased risks on fluctuations in currency exchange rates.

          The Company’s greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company’s interest expense.  At December 31, 2002, the Company had long-term debt totaling $7.4 million that bears interest at a floating rate approximating the Prime Rate or LIBOR.  Because these rates are variable, an increase in interest rates would result in additional interest expense and a reduction in interest rates would result in reduced interest expense.

          The Company does not use derivative instruments for trading purposes or to hedge its market risks, and the use of such instruments would be subject to strict approvals by the Company’s senior officers. Therefore, the Company’s exposure related to such derivative instruments is not expected to be material to the Company’s financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements and supplementary data are listed under Item 14(a) and filed as part of this report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

          The current directors and executive officers of the Company are as follows:

Name	Position

Dan R. Lee	Chairman, President and Chief Executive Officer, Director
J. Michael Mabry	Chief Operating Officer, Executive Vice President and Secretary
Roger G. Wilson	Chief Financial Officer, Treasurer and Assistant Secretary
Kenneth F. Davis	Director
Michael E. Glasscock, III	Director
Rosdon Hendrix	Director
Gene R. McGrevin	Director
Ronald L. Smorada	Director

          Dan R. Lee (age 55) was appointed Chairman of the Board of Directors effective July 1, 2002, and was appointed to serve as President and Chief Executive Officer of the Company in December 2000.  Additionally, he continues his role as the President of Microtek, a subsidiary of the Company.  He became an executive officer of the Company following the conclusion of the acquisition of Microtek in 1996, and became a director of the Company in December 1996.  Prior to accepting such positions with the Company, Mr. Lee had served as the Vice President and Chief Operating and Financial Officer of Microtek since 1987.  Previous to that time, he was engaged in the public accounting practice, including more than five years with KPMG LLP.

          J. Michael Mabry (age 40) was appointed Executive Vice President in October 1998 after serving as Vice President of Operations of the Company since May 1997. Mr. Mabry is currently serving as Chief Operating Officer of the Company.  Additionally, he serves as Chairman of MindHarbor, Inc., a technology services provider, and as a Director of Global Resources, Inc. (“GRI”), a material sourcing and manufacturing company.  Prior to accepting the position of Executive Vice President, Mr. Mabry served in various positions with the Company (including Chief Information Officer) since his joining the Company in September 1995.  From 1984 to 1995, Mr. Mabry was employed by DeRoyal Industries where his career advanced from software engineer to vice president of information systems and operations.  He also serves as Secretary of the Company.

          Roger G. “Jerry” Wilson (age 58) was appointed Chief Financial Officer, Treasurer and Assistant Secretary of the Company in December 2000, in addition to serving since December 1999 in the position of Vice President and Chief Financial Officer of Microtek.  Mr. Wilson served as Vice President of Finance for the White Knight Healthcare subsidiary after its acquisition by the Company in 1995.  Prior to accepting such positions, Mr. Wilson had served as corporate controller of White Knight Healthcare, Inc. since 1987.  Mr. Wilson was also employed by Akzo America, Inc. for twelve years in various accounting and income tax management positions.  Prior to that, Mr. Wilson, who is a Certified Public Accountant, practiced public accounting for seven years.

          Kenneth F. Davis (age 51) was elected a director of the Company in January 1996. Dr. Davis was a practicing surgeon on the staff of the Harbin Clinic and Redmond Regional Medical Center in Rome, Georgia from 1986 to 2000. Dr. Davis now serves as the Chief Executive Officer and President of the Harbin Clinic, the largest multi-specialty clinic in Georgia. In addition, Dr. Davis serves on the Board of AmSouth Bank of Georgia, Adams Product Management, Hydro Dynamics, Inc. and the Georgia Land Trust.

          Michael E. Glasscock (age 69) was appointed a Director of the Company in December 2002. Dr. Glasscock, a physician, practiced otology and neurotology for 35 years and retired from the active practice of medicine in 1997.

From 1997 to 1998, Dr. Glasscock served as Chairman of St. Cloud Medical, a physician practice management company, from 1998 to 2001 he served as Chairman of TrueSound, Inc., a hearing aid dispensing company, and since 2001 he has served as Chairman of Tympany, a start-up company that has developed an automated hearing test. Dr. Glasscock has published in excess of 250 scientific articles and founded the American Journal of Otology and the E.A.R. Foundation, was the past president of the American Otologic Society, and has been an active entrepreneur with several medical related companies.

          Rosdon Hendrix (age 63) was elected a Director of the Company in December 1994.  Until he retired in June 1992, Mr. Hendrix served for approximately 30 years in various financial positions for General Motors Corporation, including serving as Resident Comptroller from 1975 until his retirement.  Since June 1992, Mr. Hendrix has engaged in efficiency consulting studies and other consulting services with various governmental authorities and businesses. In addition, since June 1997, Mr. Hendrix has performed information technology consulting services for Lockheed Martin.

          Gene R. McGrevin (age 60) was appointed Chairman of the Board of Directors and acting President of the Company in April 1997, and currently serves as a Director of the Company.  Mr. McGrevin served as chairman of P.E.T.Net Pharmaceutical Services, LLC, a manufacturer and distributor of radiopharmaceuticals, from May 1997 until January 2001.  Mr. McGrevin previously served as Vice Chairman and Chief Executive Officer of Syncor International Corp., a public company in the nuclear medicine industry, with which Mr. McGrevin was associated since 1989.  Prior to managing Syncor, Mr. McGrevin served in executive positions with various healthcare businesses including President of the Healthcare Products Group of Kimberly-Clark Corporation, founder and President of a consulting firm specializing in the healthcare industry and an executive officer of VHA Enterprises, Inc. Mr. McGrevin is currently chairman of the executive committee of Hydro Dynamics, Inc.

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

          The Company’s Articles of Incorporation adopt the provisions of the Georgia Business Corporation Code (the “Corporation Code”) providing that no member of the Company’s Board of Directors shall be personally liable to the Company or its shareholders for monetary damages for any breach of his duty of care or any other duty he may have as a director, except liability for any appropriation, in violation of the director’s duties, of any business opportunity of the Company, for any acts or omissions that involve intentional misconduct or a knowing violation of law, for liability under the Corporation Code for unlawful distributions to shareholders, and for any transaction from which the director receives an improper personal benefit.

          The Company’s Bylaws provide that each officer and director shall be indemnified for all losses and expenses (including attorneys’ fees and costs of investigation) arising from any action or other legal proceeding, whether civil, criminal, administrative or investigative, including any action by and in the right of the Company, because he is or was a director, officer, employee or agent of the Company or, at the Company’s request, of any other organization.  In the case of action by or in the right of the Company, such indemnification is subject to the same exceptions, described in the preceding paragraph, that apply to the limitation of a director’s monetary liability to the Company.  The Bylaws also provide for the advancement of expenses with respect to any such action, subject to the officer’s or director’s written affirmation of his good faith belief that he has met the applicable standard of conduct, and the officer’s or director’s written agreement to repay any advances if it is determined that he is not entitled to be indemnified.  The Bylaws permit the Company to enter into agreements providing to each officer or director indemnification rights substantially similar to those set forth in the Bylaws, and such agreements have been entered into between the Company and each of the members of its Board of Directors and certain of its executive officers.  Although the form of indemnification agreement offers substantially the same scope of coverage afforded by provisions in the Articles of Incorporation and Bylaws, it provides greater assurances to officers and directors that indemnification will be available, because, as a contract, it cannot be modified unilaterally in the future by the Board of Directors or by the shareholders to eliminate the rights it provides.

Section 16(a) Beneficial Ownership Reporting Compliance.

          Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company’s executive officers and directors and any persons holding more than ten percent of the Company’s common stock are required to file with the Securities and Exchange Commission and The Nasdaq Stock Market reports of their initial ownership of the Company’s common stock and any changes in ownership of such common stock.  Specific due dates have been established and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates.  Copies of such reports are required to be furnished to the Company.  Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during 2002, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10% of its common stock complied with the Section 16(a) requirements, except Kenneth F. Davis filed late a Form 4 reporting a purchase of Company shares on February 26, 2002 which was not matchable with any other transactions and a Form 5 reporting an exempt stock option award made in 2002.

ITEM 11.	EXECUTIVE COMPENSATION

          The information contained in our Proxy Statement under the caption “Executive Compensation” is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information contained or to be contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information contained or to be contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

PART IV

ITEM 14.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report.  Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)

Changes in internal controls.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements:

The following financial statements are filed as part of this annual report.

Consolidated Financial Statements and Independent Auditors’ Report:
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules:

The following financial statement schedule is filed as part of this annual report.

Schedule II - Valuation and Qualifying Accounts

Other schedules are omitted because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(3)(a)	Exhibits

2.1

PVA Agreement dated August 11, 1998, between Isolyser Company, Inc. and Thantex Holdings, Inc. (incorporated by reference to Exhibit 2.5 filed with the Company’s Current Report on Form 8-K dated August 11, 1998).

2.2

Stock Purchase Agreement dated June 10, 1999, between Premier Products LLC and Isolyser Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 13, 1999).

2.3

Asset Purchase Agreement dated as of May 25, 1999, among Allegiance Healthcare Corporation (“Allegiance”), Isolyser and MedSurg (incorporated by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed July 27, 1999).

2.4

First Amendment to Asset Purchase Agreement dated as of July 12, 1999, among Allegiance, Isolyser and MedSurg (incorporated by reference to Exhibit 2.2 in the Company’s Current Report on Form 8-K filed July 27, 1999).

2.5	Supply and License Agreement dated as of July 12, 1999,between Isolyser and Allegiance (incorporated by reference to Exhibit 2.3 in the Company’s Current Report on Form 8-K filed July 27, 1999).
2.6

Escrow Agreement dated as of July 12, 1999, among Allegiance, First National Bank of Chicago and Isolyser (incorporated by reference to Exhibit 2.5 in the Company’s Current Report on Form 8-K filed July 27, 1999).

2.7

Letter Agreement dated January ____, 2001, between Allegiance Healthcare Corporation and the Company (incorporated by reference to Exhibit 10.20 of the Company Annual Report on Form 10-K for the year ended December 31, 2000).

2.8	Termination and Settlement Agreement dated September ___, 2001 between Allegiance and Isolyser.
3.1	Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).
3.2

Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Annual Report on Form 10-K for the period ending December 31, 1996).

3.3	Amended and Restated Bylaws of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on 8-K filed April 23, 2002).
4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).
4.2

Shareholder Protection Rights Agreement dated as of December 20, 1996 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 1996).

4.3

First Amendment to Shareholder Protection Rights Agreement dated as of October 14, 1997 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K/A filed on October 14, 1997).

4.4

Amended and Restated Credit Agreement dated as of May 14, 2001, between the Company and The Chase Manhattan Bank, as Agent (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2001).

4.5

Second Amendment Agreement dated as of September 30, 2002, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

10.1	Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).
10.2	Second Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).
10.3	Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1994).
10.4	Form of Fourth Amendment to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).
10.5	Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).
10.6	Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).
10.7	Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).
10.8

Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).

10.9	1995 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.39 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1994).
10.10	1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(A) to the Company’s Registration Statement on Form S-8 (File No. 333-89696).
10.11

Form of Employment Agreement with the executive officers of the Company (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

10.12

Consulting Agreement dated August ___, 2002, between Microtek Medical Holdings, Inc. and Gene R. McGrevin (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

10.13

Services Agreement dated as of June 1, 2000, between the Company and Global Resources, Inc (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.14	Stock Purchase Agreement dated December 31, 2001, among Gene McGrevin, the Company, Global Resources, Inc. and others.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP

* Filed herewith.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed for the quarter ending December 31, 2002.

3(b) Executive Compensation Plans and Arrangements.

1.	Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).
2.	Second Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).
3.	Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1994).

4.	Form of Fourth Amendments to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).
5.	Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).
6.	Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).
7.	Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).
8.

Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).

9.	1995 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.39 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1994).
10.	1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(A) to the Company’s Registration Statement on Form S-8, (File No. 333-89696).
11.

Form of Employment Agreement with the executive officers of the Company (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

12.

Consulting Agreement dated August ___, 2002, between Microtek Medical Holdings, Inc. and Gene R. McGrevin (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2003.

MICROTEK MEDICAL HOLDINGS, INC.

By:	/s/ DAN R. LEE

Dan R. Lee, Chairman, President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 26, 2003.

SIGNATURE	TITLE

/s/ DAN R. LEE	Chairman of the Board of Directors, President, Chief Executive Officer and Director (principal executive officer)

Dan R. Lee

/s/ ROGER G. WILSON	Chief Financial Officer and Treasurer (principal financial and accounting officer)

Roger G. Wilson

/s/ KENNETH F. DAVIS	Director

Kenneth F. Davis

/s/ MICHAEL E. GLASSCOCK, III	Director

Michael E. Glasscock, III

/s/ ROSDON HENDRIX	Director

Rosdon Hendrix

/s/ GENE R. MCGREVIN	Director

Gene R. McGrevin

/s/ RONALD L. SMORADA	Director

Ronald L. Smorada

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dan R. Lee, certify that:

1.	I have reviewed this annual report on Form 10-K of Microtek Medical Holdings, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003

/s/ DAN R. LEE

Dan R. Lee Chairman, President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Roger G. Wilson, certify that:

1.	I have reviewed this annual report on Form 10-K of Microtek Medical Holdings, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003

/s/ ROGER G. WILSON

Roger G. Wilson Chief Financial Officer, Treasurer and Assistant Secretary

Microtek Medical Holdings, Inc. and Subsidiaries
Consolidated Financial Statements as of December 31, 2002 and 2001 and for Each of the Three Years in the Period Ended December 31, 2002 and Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

Board of Directors of Microtek Medical Holdings, Inc.:
Columbus, Mississippi

We have audited the accompanying consolidated balance sheets of Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index at Item 14.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microtek Medical Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

Atlanta, Georgia
February 18, 2003	DELOITTE & TOUCHE LLP

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

In thousands, except share data

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,823	$10,587
Accounts receivable, net of allowance for doubtful accounts of $1,138 and $894, respectively	15,029	16,141
Other receivables	448	587
Inventory, net	24,794	27,022
Prepaid expenses and other assets	1,486	1,215

Total current assets	51,580	55,552
PROPERTY AND EQUIPMENT:
Land	245	245
Building and leasehold improvements	5,030	4,471
Equipment	15,551	15,169
Furniture and fixtures	2,014	1,849
Other	472	260

	23,312	21,994
Less accumulated depreciation	16,659	14,455

Property and equipment, net	6,653	7,539
INTANGIBLE ASSETS:
Goodwill	25,843	22,465
Customer lists	586	586
Covenants not to compete	575	575
Patent and license agreements	3,901	3,847
Other	951	887

	31,856	28,360
Less accumulated amortization	2,464	2,009

Intangible assets, net	29,392	26,351
Deferred income taxes	5,638	2,018
Other assets, net	3,433	2,870

TOTAL ASSETS	$96,696	$94,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,118	$4,934
Accrued compensation	1,791	1,871
Other accrued liabilities	1,490	1,220
Current portion of long-term debt	231	260
Deferred licensing revenue	—	1,427
Accrued customer rebates	—	490
Product financing agreement	—	404

Total current liabilities	8,630	10,606
LONG-TERM LIABILITIES:
Long-term debt	7,136	12,649
Other long-term liabilities	2,044	1,487

Total long-term liabilities	9,180	14,136
SHAREHOLDERS’ EQUITY:
Participating preferred stock, no par; 500,000 shares authorized, none issued	—	—
Common stock, $.001 par; 100,000,000 shares authorized; 43,145,795 and 42,558,733 shares issued, respectively	43	43
Additional paid-in capital	211,505	210,251
Accumulated deficit	(130,222)	(138,636)
Unearned shares restricted to employee stock ownership plan	—	(60)
Unrealized loss on available for sale securities	(105)	(96)
Cumulative translation adjustment	18	(239)

	81,239	71,263
Treasury shares, at cost; 1,115,794 and 756,794 shares, respectively	(2,353)	(1,675)

Total shareholders’ equity	78,886	69,588

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,696	$94,330

See notes to consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

In thousands, except per share data	2002	2001	2000

NET SALES	$85,228	$79,470	$53,931
LICENSING REVENUES	1,427	1,497	2,433

Net revenues	86,655	80,967	56,364
COST OF GOODS SOLD	52,554	48,497	35,938

Gross profit	34,101	32,470	20,426
OPERATING EXPENSES:
Selling, general, and administrative	27,326	25,166	21,246
Amortization of intangibles	456	1,520	1,780
Research and development	736	1,644	4,098
Gain on dispositions	—	—	(21)
Restructuring charge	—	—	1,555

Total operating expenses	28,518	28,330	28,658

INCOME (LOSS) FROM OPERATIONS	5,583	4,140	(8,232)
INTEREST INCOME	142	321	823
INTEREST EXPENSE	(571)	(810)	(474)
OTHER INCOME	47	—	—
INCOME (LOSS) FROM MINORITY EQUITY POSITION	42	—	(4,104)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	5,243	3,651	(11,987)
INCOME TAX (BENEFIT) EXPENSE	(3,171)	(1,138)	155

NET INCOME (LOSS)	$8,414	$4,789	$(12,142)

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized loss on available for sale securities	(9)	(96)	(13)
Foreign currency translation gain (loss)	257	(59)	(158)

COMPREHENSIVE INCOME (LOSS)	$8,662	$4,634	$(12,313)

NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$0.20	$0.11	$(0.29)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic	42,125	41,651	41,269

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Diluted	42,789	41,842	43,221

See notes to consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

In thousands					Additional Paid-in Capital	Accumulated Deficit	Translation Adjustment	Unrealized Loss on Available for Sale Securities	ESOP Shares	Shareholders’ Equity
	Common Stock		Treasury Stock

	Shares	Amount	Shares	Amount

BALANCE - December 31, 1999	40,730	$41	47	$(434)	$206,600	$(131,283)	$(22)	$—	$(180)	$74,722
Issuance of 38 shares of common stock pursuant to ESPP	38				111					111
Issuance of 119 shares of common stock pursuant to 401 (k) plan	119				366					366
Release of 17 shares reserved for ESOP					(44)				60	16
Stock option compensation expense					73					73
Purchase of 496 shares of treasury stock			496	(898)						(898)
Exercise of stock options and warrants	800	1			1,507					1,508
Currency translation loss							(158)			(158)
Net loss						(12,142)				(12,142)

BALANCE - December 31, 2000	41,687	42	543	(1,332)	208,613	(143,425)	(180)	—	(120)	63,598
Issuance of 119 shares of common stock pursuant to ESPP	119				119					119
Issuance of 284 shares of common stock pursuant to 401 (k) plan	284	1			333					334
Issuance of 250 shares of common stock for MICROBasix LLC acquisition	250				265					265
Release of 17 shares reserved for ESOP					(18)				60	42
Stock option compensation expense					106					106
Tax benefits related to stock options					467					467
Purchase of 214 shares of treasury stock			214	(343)						(343)
Exercise of stock options and warrants	219				366					366
Unrealized loss on available for sale securities								(96)		(96)
Currency translation loss							(59)			(59)
Net income						4,789				4,789

BALANCE - December 31, 2001	42,559	43	757	(1,675)	210,251	(138,636)	(239)	(96)	(60)	69,588
Issuance of 121 shares of common stock pursuant to ESPP	121				128					128
Issuance of 164 shares of common stock pursuant to 401 (k) plan	164				366					366
Issuance of 50 shares of restricted stock	50				50					50
Release of 17 shares reserved for ESOP					(20)				60	40
Stock option compensation expense					126					126
Tax benefits related to stock options					118					118
Purchase of 359 shares of treasury stock			359	(678)						(678)
Exercise of stock options and warrants	252				486					486
Unrealized loss on available for sale securities								(9)		(9)
Currency translation gain							257			257
Net income						8,414				8,414

BALANCE - December 31, 2002	43,146	$43	1,116	$(2,353)	$211,505	$(130,222)	$18	$(105)	$—	$78,886

See notes to consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

In thousands	2002	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$8,414	$4,789	$(12,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,382	2,520	2,529
Amortization of intangibles	456	1,520	1,780
Licensing revenue	(1,427)	(1,497)	(2,433)
Deferred income taxes	(3,502)	(1,551)	—
Provision for doubtful accounts	454	165	507
Provision for obsolete and slow moving inventory	156	256	3,522
Loss on minority equity position in Thantex	—	—	3,604
Compensation expense related to ESOP	40	42	16
Stock option compensation expense	126	106	73
Other	(6)	—	(21)
Changes in assets and liabilities, net of effects of acquisitions and disposed businesses:
Accounts receivable	487	(895)	(463)
Inventories	2,695	(7,036)	4,412
Prepaid expenses and other assets	(577)	(322)	2,937
Accounts payable	217	(1,488)	(870)
Accrued compensation	(69)	707	(639)
Other accrued liabilities	557	1,080	2,451
Other liabilities	(220)	(876)	(3,370)

Net cash provided by (used in) operating activities	10,183	(2,480)	1,893

INVESTING ACTIVITIES:
Purchase of and deposits for property and equipment	(1,527)	(1,055)	(1,116)
Investment in available for sale securities	—	—	(249)
Investment in Global Resources	—	—	(44)
Acquisition of Lingeman Medical	—	—	(1,822)
Acquisition of Gyrus ENT	(4,050)	—	—
Acquisition of Deka Medical	—	(11,640)	—
Acquisition of MICROBasix LLC	—	(675)	—
Proceeds from sales of property and equipment	—	—	168

Net cash used in investing activities	(5,577)	(13,370)	(3,063)

FINANCING ACTIVITIES:
Borrowings under line of credit agreements	—	12,418	—
Repayments under line of credit agreements	(5,282)	—	—
Proceeds from notes payable	—	—	675
Repayment of notes payable	(664)	(778)	(3,060)
Proceeds from issuance of common stock	544	454	477
Repurchase of treasury stock	(678)	(343)	(898)
Proceeds from exercise of stock options	486	366	1,507
Other	(33)	—	—

Net cash (used in) provided by financing activities	(5,627)	12,117	(1,299)

(continued)

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	257	(59)	(158)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(764)	(3,792)	(2,627)
CASH AND CASH EQUIVALENTS:
Beginning of year	10,587	14,379	17,006

End of year	$9,823	$10,587	$14,379

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$506	$602	$238

Income taxes	$363	$483	$356

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES -
Tax benefits related to stock options	$118	$467	$—

Common stock issued for acquisition of MICROBasix (Note 2)	$—	$265	$—

(concluded)

See notes to consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 AND 2001 AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) develop, manufacture, and market proprietary and other products and services for patient care, occupational safety and management of potentially infectious and hazardous waste primarily for the domestic healthcare market, which represents one business segment.  The Company markets its products to hospitals and other end users through a broad distribution system consisting of multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers.  The Company also markets certain of its products through customer procedure tray companies.  The Company’s revenues are generated through two operating units, Microtek Medical, Inc. (“Microtek”), a subsidiary of the Company, and OREX Technologies International (“OTI”), an operating division.  Microtek is the core business of the Company.  OTI is seeking to commercialize its patented technology in the nuclear industry.  In 2002, nuclear industry revenues amounted to less than one percent of the Company’s consolidated net revenues.

In 2000, the Company formed a new subsidiary, MindHarbor, Inc. (“MindHarbor”).  The services provided by MindHarbor include information technology, website and intranet design and support, marketing and e-Business development, and are insignificant to the Company’s operations.  During 2002, the Company sold its investment in MindHarbor to a third party and realized a gain on the sale of approximately $47,000.

Consolidation Policy - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition - Revenues from the sale of the Company’s products are recognized at the time of shipment when persuasive evidence of a sale arrangement exists, delivery has occurred, the price is fixed and collectibility of the associated receivable is reasonably assured.  The Company does not grant its distributors or other customers price protection rights or rights to return products bought, other than normal and customary rights of return for defects in materials or workmanship.  The Company is not obligated to accept product returns for any other reason.  Actual returns have not historically been significant.

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

Cash and Cash Equivalents - Cash equivalents are short-term, highly liquid investments with original maturities of three months or less consisting entirely of U.S. government securities or government backed securities.  These investments are classified in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities as available for sale securities and are stated at market, which approximates cost.

Inventories - Inventories are stated at the lower of cost or market.  The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories.  Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale.  Inventories are stated net of an allowance for obsolete and slow-moving inventory.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight-line method over the lease life or estimated useful lives of the related assets, whichever is shorter.  At December 31, 2002, the Company had property and equipment with the following estimated lives:

Property and Equipment	Estimated Life

Building and leasehold improvements	3 to 20 years
Equipment	3 to 10 years
Furniture and fixtures	3 to 5 years
Other	3 to 7 years

Goodwill and Other Intangible Assets - On January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which requires that the amortization of goodwill cease prospectively upon adoption and instead, the carrying value of goodwill be evaluated using an impairment approach.  In lieu of amortization in 2002, the Company was required to perform an initial impairment review of its goodwill as of January 1, 2002 and will conduct an impairment review thereafter at least annually.  The Company has chosen June 30th as its annual impairment test date.  The Company’s transitional impairment test performed as of January 1, 2002 and the impairment test performed as of June 30, 2002 indicated that no impairment loss was necessary.  The Company’s identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see below).  The Company’s identifiable intangible assets consist primarily of customer lists and patent and license agreements and are amortized using the straight-line method over the following estimated useful lives:

Intangible Assets	Estimated Useful Life

Customer lists	5 to 15 years
Covenants not to compete	5 years
Patent and license agreements	13 to 17 years
Other intangibles	5 years

The Company’s goodwill and intangible assets as of December 31, 2002 and 2001 are summarized as follows (in thousands):

	December 31, 2002		December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$25,843	$—	$22,465	$—
Customer lists	586	88	586	62
Covenants not to compete	575	265	575	124
Patent and license agreements	3,901	1,906	3,847	1,701
Other	951	205	887	122

Total	$31,856	$2,464	$28,360	$2,009

The following financial information is presented as if SFAS 142 was adopted on January 1, 2000 (in thousands, except per share data):

	2002	2001	2000

Net income (loss), as reported	$8,414	$4,789	$(12,142)
Goodwill amortization	—	1,092	911

Adjusted net income (loss)	$8,414	$5,881	$(11,231)

Net income (loss) per share:
Basic - as reported	$0.20	$0.11	$(0.29)

Basic – adjusted	$0.20	$0.14	$(0.27)

Diluted - as reported	$0.20	$0.11	$(0.29)

Diluted - adjusted	$0.20	$0.14	$(0.26)

Amortization expense related to intangible assets, excluding goodwill, was $456,000, $428,000 and $869,000 for the years ended December 31, 2002, 2001, and 2000, respectively.  Following is the estimated annual amortization expense for fiscal years subsequent to December 31, 2002:

Year	Amortization Expense

2003-2004	$479,000
2005	455,000
2006	291,000
2007-2011	285,000
2012	166,000
2013	78,000
2014-2015	73,000
2016	28,000
2017	2,000

Investment in Available for Sale Securities - The Company holds approximately a 7.5% interest in Consolidated Ecoprogress Technology, Inc., a Canadian technology marketing company trading on the Vancouver Securities Exchange. These investments are classified in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities as available for sale securities and are stated at market, which approximates cost.

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

Foreign Currency Translation - The assets and liabilities of the Company’s United Kingdom subsidiary are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates.  The effect of foreign currency transactions was not material to the Company’s results of operations for the years ended December 31, 2002, 2001 and 2000.

Impairment of Long-Lived Assets - In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets and identifiable intangibles, excluding goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable based on estimates of future undiscounted cash flows without interest charges.  An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured as the difference between the carrying amount and the fair value of the asset.  Assets held for disposal, if any, are carried at the lower of carrying amount or fair value, less estimated cost to sell such assets.

Stock-Based Compensation Plans - At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note 11.  The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Except for compensation cost related to certain grant modifications discussed in Note 11, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation plans (in thousands, except per share data).

	2002	2001	2000

Net income (loss), as reported	$8,414	$4,789	$(12,142)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(249)	(615)	(386)

Pro forma net income (loss)	$8,165	$4,174	$(12,528)

Net income (loss) per share:
Basic and Diluted - as reported	$0.20	$0.11	$(0.29)

Basic and Diluted – pro forma	$0.19	$0.10	$(0.30)

Earnings Per Share - Earnings per share is calculated in accordance SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.  Basic and diluted weighted-average share differences result solely from dilutive common stock options.  Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common shares at market value.  The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options.  Options to purchase 2.4 million, 3.3 million and 1.2 million shares were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted net income (loss) per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Derivative Instruments and Hedging Activities – The Company accounts for derivative and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company on January 1, 2001.  Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met.  At December 31, 2002 and 2001, the Company had no derivative instruments.

Newly Issued Accounting Standards – In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies.  SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions.  The provisions of SFAS 145 related to the rescission of SFAS 4 is applied in fiscal years beginning after May 15, 2002.  Earlier application of these provisions is encouraged.  The provisions of SFAS 145 related to SFAS 13 were effective for transactions occurring after May 15, 2002, with early application encouraged.  The adoption of SFAS 145 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of SFAS 146 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.  Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of Interpretation 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements.  The disclosure requirements of Interpretation 45 are effective for financial statements or interim and annual periods ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

2.	ACQUISITIONS

On October 19, 2000, Microtek acquired certain assets and assumed certain liabilities of Lingeman Medical Products, Inc. (“Lingeman”).  In conjunction with the closing, Microtek issued a Promissory Note in the principal amount of $675,000, which is payable in equal annual installments through October 2003 and bears interest at the Prime Rate, as adjusted at the beginning of each calendar quarter (4.75% at December 31, 2002).

Effective February 2, 2001, Microtek entered into a definitive agreement to acquire substantially all of the assets of Deka Medical, Inc. (“Deka”) for cash.  Similar to Microtek, Deka previously manufactured and marketed specialty equipment and patient drapes for use in various surgical procedures to prevent infection.  Concurrently with the signing of the definitive agreement, Microtek acquired Deka’s post-surgical clean-up product line.  Effective March 2, 2001, Microtek concluded the acquisition by acquiring substantially all of the assets of Deka used in Deka’s patient and medical equipment drape product line.  The purchase price of approximately $11.6 million was allocated as follows (in thousands):

Purchase price paid as:
Cash		$3,000
Long-term debt		8,640

Total purchase consideration		11,640
Allocated to:
Accounts receivable, net	$4,109
Inventories, net	4,082
Property and equipment	1,773
Identifiable intangible assets	600
Accounts payable	(2,185)

Total allocation		8,379

Goodwill		$3,261

Concurrent with the Deka acquisition, Microtek entered into deferred compensation arrangements with certain of Deka’s key employees to gain their assistance with the integration of the Microtek and Deka organizations immediately following the acquisition and their support toward the continued success of the acquired product lines under Microtek’s management.  These arrangements provide for lump-sum payments at the end of a four-year employment period and are automatically forfeited if employment is terminated during this period.  The aggregate obligation under these arrangements at December 31, 2002 and 2001 was $801,000 and $726,000, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.  The corresponding deferred charge totaled $351,000 and $522,000 at December 31, 2002 and 2001, respectively, and is included in other assets in the accompanying consolidated balance sheets.  The deferred asset is being amortized to compensation expense over the four-year term of the arrangements.  Total compensation expense recorded in 2002 and 2001 with respect to these arrangements was $245,000 and $204,000, respectively.

On February 16, 2001, the Company acquired the assets of MICROBasix LLC (“MICROBasix”) for approximately $675,000 in cash and the issuance of 250,000 shares of the Company’s common stock having a market value of approximately $265,000.  The acquisition follows the development of a cooperative alliance relationship with MICROBasix in 2000 for the purpose of sharing technologies, products and services that provide significant volume reduction of low-level radioactive waste for the nuclear industry.  The purchase price was allocated as follows (in thousands):

Purchase price paid as:
Cash		$675
Common stock		265

Total purchase consideration		940
Allocated to:
Property and equipment	$200
Identifiable intangible assets	740

Total allocation		940

Goodwill		$—

Each of the above described acquisitions in 2001 was accounted for under the purchase method, and accordingly, the results of operations related to the acquired assets have been included in the accompanying consolidated financial statements from their respective dates of acquisition.  The following unaudited pro forma financial information for the years ended December 31, 2001 and 2000, reflects the Company’s results of operations as if the Deka acquisition had been completed on January 1, 2000 (in thousands, except per share data):

	2001	2000

Net revenues	$84,717	$79,113
Net income (loss)	4,798	(15,217)
Net income (loss) per share – Basic and Diluted	0.12	(0.36)

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

Effective November 29, 2002, Microtek entered into an agreement to acquire the surgical drape product line of Gyrus ENT, LLC.  The preliminary allocation of the total estimated purchase price of approximately $4.1 million in cash is subject to adjustment in 2003 when finalized and resulted in approximately $3.4 million of goodwill as follows (in thousands):

Total estimated purchase consideration		$4,050
Allocated to:
Inventory	$623
Property and equipment	50

Total allocation		673

Goodwill		$3,377

The acquisition of this surgical drape product line on November 29, 2002, did not have a material impact on the Company’s consolidated results of operations in 2002.

3.	RESTRUCTURING LOSS

In December 2000, the Company recorded restructuring and impairment charges of $9.1 million, comprised of the following (in thousands):

Impairment of investment in Thantex (3)	$4,104
Write-down of inventory due to obsolescence (1)	3,477
Severance and consulting arrangements with former officers and employees (2)	885
Write-down of property and equipment due to impairment (2)	389
Closed office lease liabilities (2)	281

$9,136

(1) Included in cost of goods sold
(2) Included in restructuring charge
(3) Includes write-off of a $500,000 note receivable from Thantex

In conjunction with the Company’s 1998 disposition of certain of its OREX manufacturing facilities at Arden, North Carolina and Abbeville, South Carolina, the Company received a 19.5% ownership interest in Thantex Specialties, Inc. (“Thantex”), a company formed to own and operate these facilities following the disposition.  In 2000, after reevaluating the Company’s intentions with respect to Thantex, and considering its financial position, the Company wrote-off this investment and a related note receivable in its entirety.

The severance arrangements and closed office lease liabilities were recorded in conjunction with a restructuring plan that included the consolidation of the Company’s Norcross, Georgia corporate functions into Microtek’s corporate functions in Columbus, Mississippi, the consolidation of Microtek’s Mexico manufacturing facilities into Microtek’s Dominican Republic facilities and the closing of a sales office in New York, New York.  Severance benefits for 99 employees totaling $636,000 were accrued at December 31, 2000.  Additional severance benefits for 54 employees totaling $143,000 were accrued during 2001.  The Company terminated five of these employees in 2000.  The remaining 148 were terminated in 2001.  Severance benefits totaling $779,000 were paid to these 153 employees during 2001.

During 2001, the Company’s reserve for obsolete inventory was reduced in conjunction with the non-cash write-off of the inventory and related reserve.  The Company’s closed office lease liability was reduced through a $45,000 cash payment which settled the Company’s outstanding lease obligations and the non-cash reversal to Selling, General and Administrative expenses of the $236,000 remaining obligation subsequent to the settlement.  At December 31, 2001, the Company’s reserve for consulting arrangements with former officers and employees amounted to $26,250, which amount was paid in full during 2002.

4.	INVENTORIES

Inventories are summarized by major classification at December 31, 2002 and 2001 as follows:

	2002	2001

Raw materials	$11,714	$13,504
Work-in-progress	1,009	890
Finished goods	13,945	14,634

	26,668	29,028
Less: Reserves for slow moving and obsolete inventories	1,884	2,006

Inventory, net	$24,794	$27,022

At December 31, 2002 and 2001, net OREX inventory is approximately $2.2 million and $2.6 million, respectively.  Included in the OREX inventories at December 31, 2002 were finished goods of $456,000 and raw materials of $1.9 million.

5.	LONG-TERM DEBT

The Credit Agreement

The Company maintains a credit agreement between the Company and a Bank (the “Credit Agreement”).  As amended through December 31, 2002, the Credit Agreement provides for a $17.5 million revolving credit facility, which matures on June 30, 2004.  Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement.  Borrowing availability under the revolving facility at December 31, 2002 was $14.7 million.  Revolving credit borrowings bear interest, at the Company’s option, at either a floating  rate approximating the Bank’s prime rate plus an interest margin (5.25% at December 31, 2002) or LIBOR plus an interest margin (4.16% at December 31, 2002).  There were $7.1 million and $12.4 million of borrowings at December 31, 2002 and 2001, respectively.  Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net worth, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness.  In addition, the Company is not permitted to pay any dividends. At December 31, 2002 and 2001, the Company was in compliance with all of its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit.  There were no outstanding letters of credit at December 31, 2002 and 2001.  The Credit Agreement also provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt

The Company is obligated under certain long-term leases and notes payable, which aggregated $231,000 and $491,000 at December 31, 2002 and 2001, respectively.  These obligations bear interest at rates ranging from 4.75% to 11.9% and mature on various dates through October 2003.  The acquisition notes payable aggregating $225,000 and $450,000 million at December 31, 2002 and 2001, respectively, are subordinated to the Credit Agreement.

The carrying value of long-term debt at December 31, 2002 and 2001 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

6.	LEASES

The Company leases office, manufacturing and warehouse space and equipment under operating lease agreements expiring through 2007.  Rent expense was $2.1 million, $1.8 million and $1.9 million in 2002, 2001 and 2000, respectively.  At December 31, 2002, minimum future rental payments under these leases are as follows (in thousands):

2003	$1,423
2004	1,175
2005	976
2006	831
2007	760
Thereafter	1,925

Total minimum payments	$7,090

The Company may, at its option, extend certain of its office, manufacturing and warehouse space lease terms through various dates.

7.	INCOME TAXES

The income tax provision is summarized as follows (in thousands):

	2002	2001	2000
Current:
Federal	$—	$130	$(20)
State	253	269	50
Foreign	78	14	125

	331	413	155

Deferred:
Federal	(3,049)	(1,699)	—
State	(571)	(319)	—

	(3,620)	(2,018)	—

Tax expense resulting from allocating employee stock option tax benefits to additional paid-in-capital	118	467	––

Total income tax (benefit) expense	$(3,171)	$(1,138)	$155

During 2002 and 2001, the Company recognized $118,000 and $467,000 in income tax benefits associated with the exercise of employee stock options. The benefits recognized related to compensation expense deductions generated during 1997 and 1996, respectively, and were recorded in the accompanying consolidated financial statements as additional paid-in-capital.

The income tax (benefit) provision allocated to continuing operations using the federal statutory tax rate differs from the actual income tax (benefit) provision as follows ($ amounts in thousands):

	2002		2001		2000

Federal statutory rate	$1,783	34%	$1,241	34%	$(4,075)	(34)%
State taxes, net of Federal benefit	(108)	(2)	15	––	(605)	(5)
Items not deductible for income tax purposes	57	1	145	4	136	1
Other, net	174	3	66	2	(25)	––
Valuation allowance	(5,077)	(97)	(2,605)	(71)	4,724	39

Total	$(3,171)	(60)%	$(1,138)	(31)%	$155	1%

During 2000, the Company increased its valuation allowance by $4.7 million to $43.0 million. During 2001 and 2002, the Company decreased its valuation allowance by $2.6 million and $5.8 million, respectively, to $40.4 million and $34.6 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the net operating loss carryforwards can be utilized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred income taxes as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Deferred income tax assets (liabilities):
Allowance for doubtful accounts	$293	$99
Inventory	1,953	1,991
Accrued expenses	35	29
Other	(248)	(210)
Valuation allowance	(2,033)	(1,909)

Net deferred income taxes - current	—	—

Operating loss carryforward	33,215	33,870
Capital loss carryforward	4,030	4,030
Intangible assets	(1,121)	(515)
Property and equipment	81	185
Tax credit carryforwards	430	471
Deferred license revenue	—	767
Investment write-off	1,642	1,642
State income taxes	(303)	(108)
Other	219	205
Valuation allowance	(32,555)	(38,529)

Net deferred income taxes - noncurrent	5,638	2,018

Total deferred income taxes	$5,638	$2,018

Gross deferred income tax assets and liabilities equaled $41.9 million and $1.7 million, respectively, at December 31, 2002, and $43.3 million and $833,000, respectively, at December 31, 2001.

At December 31, 2001, the Company had federal and state net operating loss carryforwards of $86.7 million and $72.9 million, respectively, of which $2.2 million relates to compensation expense associated with the exercise of employee stock options.  At December 31, 2002, the Company had federal and state net operating loss carryforwards of $84.8 million and $73.0 million, respectively, of which $2.2  million related to compensation expense associated with the exercise of employee stock options.  These operating loss carryforwards expire on various dates beginning in 2011 through 2020.

At December 31, 2002, the Company has tax credit carryforwards of $430,000, which expire in 2019 and 2020.

8.	COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation and proceedings in the ordinary course of business.  Management believes that pending litigation matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

9.	PRODUCT FINANCING AGREEMENT

In conjunction with the August 11, 1998 disposition of its Arden manufacturing facility, the Company entered into a product financing arrangement with Thantex Holdings, Inc. (“Thantex”) whereby the Company agreed to repurchase 2.6 million pounds of OREX fiber originally sold to Thantex for $0.45 per pound, either as fiber or converted product, for $0.80 per pound ratably over a four year period.  At the inception of this arrangement, the Company recorded a liability of $2.1 million, which represented the Company’s total repurchase obligation to Thantex.  As the risks and rewards with respect to the inventory to be repurchased remain with the Company, the Company continues to carry the inventory at historical cost in the accompanying consolidated financial statements.  The repurchase obligation was being reduced as quantities were repurchased from Thantex.  Through December 31, 2001, the Company had paid approximately $1.7 million in satisfaction of its repurchase obligation, reducing the Company’s remaining repurchase obligation to $404,000.  The difference between the repurchase price and the original sale price represents deferred interest expense, which is being recognized on a straight line basis over a four-year period.  Through December 31, 2001, interest expense of approximately $446,000 had been recorded, reducing the remaining deferred interest to be recognized to approximately $149,000.  The Company’s remaining repurchase obligation was paid in full and the remaining deferred interest expense was recognized in 2002.

10.	LICENSE AGREEMENT

In conjunction with the July 12, 1999 disposition of its MedSurg subsidiary, the Company entered into a 42-month license and supply agreement, which provides Allegiance with the exclusive right to market the Company’s Enviroguard products in the global healthcare market.  The payment of $10.5 million allocated to the agreement was being recognized as license revenue over the life of the agreement.  In July 2000, the Company and Allegiance resolved claims for indemnification made by Allegiance in conjunction with the sale of MedSurg and the license grant.  As part of the settlement, Allegiance received a payment of $2.5 million from the Disposition Escrow account.  The Company also agreed to pay a rebate to Allegiance over the next two years, payable in equal installments in July 2001 and July 2002.  These settlements were recorded as adjustments to deferred licensing revenues.  In addition to the license fee, Allegiance agreed to purchase a minimum amount of fabric over the life of the agreement for a pre-determined price.  As part of the agreement, Allegiance and the Company agreed to develop a new generation of processing systems to compliment the Enviroguard fabric life cycle cost performance.  The processing systems were to be produced and supported by the Company and Allegiance, and Allegiance agreed to pay the Company a royalty if the products were disposed of via a publicly owned water treatment facility.  In 2001, the Company completed the assessment of the market viability of its OREX healthcare technology and mutually agreed with Allegiance to discontinue commercialization efforts in the healthcare marketplace.

Deferred licensing revenues at December 31, 2001 were $1.4 million, which were amortized into revenues over the remaining 12 months of the agreement with Allegiance at a rate of $119,000 per month.  A summary of deferred licensing revenue at December 31, 2002 is as follows (in thousands):

Original payment allocated to license revenue	$10,500
Amortization in 1999	(1,500)
Amortization in 2000	(2,433)
Amortization in 2001	(1,497)
Amortization in 2002	(1,427)
Settlement with Allegiance and write-off of receivables in 2000 and 2001	(3,643)

Remaining deferred license revenue at December 31, 2002	$—

11.	SHAREHOLDERS’ EQUITY

Preferred Stock - On April 24, 1994, the Company authorized, for future issuance in one or more series or classes, 10.0 million shares of no par value preferred stock.  On December 19, 1996, the Company allocated 500,000 of the authorized shares to a series of stock designated as Participating Preferred Stock.

Stock Option Plans On April 28, 1992, the Company adopted the 1992 Stock Option Plan (the “1992 Plan”) which, as amended, authorized the issuance of up to 4.8 million shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options and/or alternate rights.  An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company’s common stock from the alternate right grant date to the exercise date.  Options and/or rights under the 1992 Plan were granted through April 27, 2002 at prices not less than 100% of the market value at the date of grant.  Options and/or rights become exercisable based upon a vesting schedule determined by the 1992 Plan Committee and become fully exercisable upon a change in control, as defined.  Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the 1992 Plan Committee.  At December 31, 2002, currently exercisable options for 1,010,696 shares were outstanding under the 1992 Plan.  There were no alternate rights issued under the 1992 Plan.  The expiration of the 1992 Plan on April 27, 2002 does not affect options currently outstanding.

The Company also granted nonqualified stock options to certain employees, non-employees, consultants and directors to purchase shares of the Company’s common stock outside of the 1992 Plan.  All such options granted expired in 2001.

In April 1995, the Company adopted a Director Stock Option Plan, which authorized the issuance of up to 30,000 shares of common stock.  At December 31, 2002, currently exercisable options for 8,000 shares were outstanding under this plan.  The termination of the Director Stock Option Plan on March 25, 1999 does not effect options currently outstanding.

In March 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”), which was approved by the shareholders on May 27, 1999.  The 1999 Plan, as amended on May 23, 2002, authorizes the issuance of up to 3.2 million shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options, stock appreciation rights (“SARs”) and other stock awards (collectively, “Stock Awards”).  Stock Awards under the 1999 Plan may be granted at prices not less than 100% of the market value at the date of grant.  Options and/or SARs become exercisable based upon a vesting schedule determined by the 1999 Plan Committee and become fully exercisable upon a change in control, as defined.  Options expire not more than ten years from the date of grant and SARs and other stock awards expire at the discretion of the 1999 Plan Committee.  The 1999 Plan is unlimited in duration.  At December 31, 2002, currently exercisable options for 979,750 shares were outstanding under the 1999 Plan.

At December 31, 2002, 2001 and 2000, exercisable options under the Company’s stock option plans were 1,998,446, 1,930,459 and 2,115,769, respectively, at weighted average exercise prices of $2.06, $2.65 and $3.21, respectively.  At December 31, 2002 and 2001, there were 1,568,250 and 256,104 shares available for future grants under the Company’s stock option plans.

A summary of option activity during the three years ended December 31, 2002 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding – December 31, 1999	3,791,344	$2.76
Granted	597,276	2.06
Exercised	(800,369)	1.88
Canceled	(453,723)	2.32

Outstanding – December 31, 2000	3,134,528	2.91
Granted	1,280,000	1.44
Exercised	(218,550)	1.67
Canceled	(724,708)	3.92

Outstanding – December 31, 2001	3,471,270	2.23
Granted	690,000	2.38
Exercised	(252,351)	1.93
Canceled	(802,577)	3.25

Outstanding – December 31, 2002	3,106,342	$2.01

In 2000, the Company accelerated the vesting period for options to purchase 181,447 common shares.  Of these options, 112,500 and 25,000 were owned by the Company’s former Chief Executive and Chief Financial Officer, respectively.  In accordance with the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, the Company recorded $73,000 in compensation expense related to these option grant modifications in 2000.  In 2002, the Company accelerated the vesting and extended the expiration date of options to purchase 17,375 common shares.  Compensation expense recorded in 2002 relative to these option grant modifications amounted to $55,000.

The following table summarizes information pertaining to options outstanding and exercisable at December 31, 2002:

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.72 - $1.25	537,199	4.7	$0.94	413,449	$0.98
$1.49 - $1.90	1,289,976	8.3	1.67	631,226	1.70
$2.13 - $2.73	536,131	5.1	2.23	424,235	2.24
$2.81 - $3.49	575,386	4.9	3.07	383,886	3.12
$3.69 - $4.19	167,650	4.2	3.77	145,650	3.78

	3,106,342	6.3	$2.01	1,998,446	$2.09

The weighted average fair value of options granted in 2002, 2001 and 2000 was $1.47, $1.37 and $1.78, respectively.  These fair values and the pro forma information presented in Note 1 were determined using the Black Scholes option pricing model with the following assumptions:

	2002	2001	2000

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	51.0%	114.9%	103.6%
Risk free interest rate	4.5%	5.0%	5.8%
Forfeiture rate	0.0%	1.4%	21.8%
Expected life, in years	9.1	10.0	7.7

Employee Stock Purchase Plan - In March 1999, the Company adopted an Employee Stock Purchase Plan (the “1999 ESPP”) which authorizes the issuance of up to 700,000 shares of common stock.  Under the 1999 ESPP, eligible employees may contribute up to 10% of their compensation toward the purchase of common stock at each year-end.  The employee purchase price is derived from a formula based on fair market value of the Company’s common stock.  During 2000, the Company granted rights to purchase 118,879 shares, which were issued in January 2001.  During 2001, the Company granted rights to purchase 120,980 shares, which were issued in January 2002.  During 2002, the Company granted rights to purchase 48,766 shares, which were issued in January 2003.  Pro forma compensation cost associated with the rights granted under the 1999 ESPP is estimated based on fair market value.  At December 31, 2002 and 2001, there were 377,155 and 425,921 shares available for future issuance under the 1999 ESPP.

Employee Stock Ownership Plan - Effective December 1, 1992, Microtek adopted an Employee Stock Ownership Plan (“ESOP”) to which the Company has the option to contribute cash or shares of the Company’s common stock.  During 1993, the Company contributed 16,500 common shares to the ESOP.  On November 29, 1993, the Company reserved an additional 148,500 common shares at $3.64 per share for issuance to the ESOP.  As consideration for the 148,500 reserved shares, the ESOP issued a $540,000 purchase loan (the “ESOP Loan”) to the Company, payable in equal annual installments of $79,000, including interest at 6% commencing November 29, 1994.  During each of 2002, 2001 and 2000, 16,500 reserved shares have been released, resulting in compensation expense of $40,000, $42,000, and $16,000, respectively.  At December 31, 2002, there are no unearned shares under the ESOP.

The Company’s contributions to the ESOP each plan year will be determined by the Board of Directors, provided that for any year in which the ESOP Loan remains outstanding the contributions by the Company are not less than the amount needed to provide the ESOP with sufficient cash to pay installments under the ESOP Loan. The Company contributed $79,392 to the ESOP during each of 2002, 2001 and 2000.

The unearned shares reserved for issuance under the ESOP are accounted for as a reduction of shareholders’ equity. The ESOP Loan is not recorded in the accompanying consolidated financial statements.

Shareholder Rights Plan - On December 19, 1996, the Company adopted a shareholder rights plan under which one common stock purchase right is attached to and trades with each outstanding share of the Company’s common stock.  The rights become exercisable and transferable, apart from the common stock, ten days after a person or group, without the Company’s consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 15% or more of the Company’s common stock or announces or commences a tender or exchange offer that could result in 15% ownership.  Once exercisable, each right entitles the holder to purchase one one-hundredth of a share of Participating Preferred Stock at a price of $60.00 per one one-hundredth of a Preferred Share, subject to adjustment to prevent dilution.  The rights have no voting power and, until exercised, no dilutive effect on net income per common share.  The rights expire on December 31, 2006, and are redeemable at the discretion of the Board of Directors at $.001 per right.

If a person acquires 15% ownership, other than via an offer approved by the Company under the shareholder rights plan, then each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right’s exercise price, common stock or common stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price.  In addition, after an acquirer obtains 15% ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right’s exercise price, shares of common stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price.

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

Stock Purchase Assistance Plan – During 2001, the Company adopted a stock purchase assistance plan whereby the Company may extend financing to certain officers and key employees for the purchase of up to an aggregate of $199,999 of the Company’s stock on the open market.  These loans are secured by the shares acquired and are repayable under full recourse promissory notes.  The notes bear interest at an annual rate of 7.0 percent and mature upon the earlier to occur of (i) second anniversary of the note, (ii) sale of any of the Company’s shares by the borrower other than in connection with an cashless option exercise, or (iii) termination of the borrower’s employment.  Amounts payable to the Company under these note payable arrangements at December 31, 2002 and 2001 totaled $121,000 and $150,000, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Stock Repurchase Program - Effective February 22, 2000 and until December 31, 2000, the Board of Directors authorized the repurchase of up to 5.0% of the Company’s outstanding common stock from time to time in open market or private transactions.  During 2001, this program was extended through November 30, 2002, to authorize the repurchase of an additional 1.0 million shares.  In 2002, the Board of Directors amended the program to authorize the repurchase of an aggregate of 2.0 million shares through December 31, 2003.  As of December 31, 2002, the Company had repurchased 1,068,795 shares for an aggregate repurchase price of $1.9 million.

12.	SIGNIFICANT CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

The Company generated 15%, 17% and 17% of its sales from a single customer in 2002, 2001 and 2000, respectively.  The related accounts receivable from this customer were $2.2 million, $2.3 million and $3.1 million at December 31, 2002, 2001 and 2000, respectively.

Included in the Company’s consolidated balance sheet at December 31, 2002 and 2001 are the net assets of the Company’s manufacturing and distribution facilities located in the United Kingdom and the Dominican Republic which total $11.9 million and $12.2 million, respectively.  Only the facility in the United Kingdom sells products to external customers.  Sales from the United Kingdom were $4.9 million, $3.5 million and $3.1 million in 2002, 2001 and 2000, respectively. International sales by the Company were $11.8 million, $9.9 million and $5.7 million in 2002, 2001 and 2000, respectively.

13.	RETIREMENT PLANS

The Company maintains a 401(k) retirement plan covering employees who meet certain age and length of service requirements, as defined.  The Company matches a portion of employee contributions to the plans in shares of the Company’s common stock.  Vesting in the Company’s matching contributions is based on years of continuous service.  The Company contributed stock with a fair value of $366,000, $333,000 and $366,000 to the plan during 2002, 2001 and 2000, respectively.

14.	SUBSEQUENT EVENT

On February 11, 2003 (the “Petition Date”), Maxxim Medical, Inc. and certain of its U.S. affiliates (collectively, “Maxxim Medical”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code to reorganize and implement a balance sheet restructuring. Maxxim Medical, one of the Company’s top customers, accounted for $5.7 million or 6.6% of the Company’s total net revenues in 2002. At December 31, 2002, amounts owed to the Company by Maxxim Medical totaled approximately $1.2 million. Of the amount outstanding at December 31, 2002, approximately $781,000 was collected prior to the Petition Date. As of the Petition Date, amounts owed to the Company by Maxxim Medical totaled approximately $850,000.

Maxxim Medical expects to continue its day-to-day operations under the jurisdiction of the bankruptcy court. Because of this bankruptcy filing, Maxxim Medical must obtain court authorization before it can pay the debts it incurred before the Petition Date, including the amounts currently owed to the Company. The Company and Maxxim Medical are currently in negotiations to obtain payment of amounts due to the Company and to establish arrangements for the Company to continue to sell products to Maxxim Medical. The Company’s allowance for doubtful accounts includes an amount representing management’s best estimate of the amount of potentially uncollectible receivables from Maxxim Medical based on the information currently available. During 2003, the Company’s may be required to increase this reserve amount for failure to collect pre-petition debts owed by Maxxim Medical. Additionally, the proposed reorganization of Maxxim Medical and these bankruptcy proceedings may adversely affect the Company’s operating results and financial condition during 2003.

14.	UNAUDITED QUARTERLY FINANCIAL INFORMATION
(in thousands, except per share data)

	Quarter

Year Ended December 31,	First	Second	Third	Fourth

2002
Net sales	$21,181	$21,172	$22,165	$22,137
Gross profit	8,596	8,465	8,568	8,472
Net income	1,328	790	1,482	4,814	(1)
Income per common share –
Basic	$0.03	$0.02	$0.04	$0.11	(1)
Diluted	$0.03	$0.02	$0.03	$0.11	(1)
2001
Net sales	$16,256	$21,716	$21,869	$21,126
Gross profit	6,663	8,470	9,053	8,284
Net income	427	845	1,423	2,094	(2)
Income per common share –
Basic and Diluted	$0.01	$0.02	$0.03	$0.05	(2)

(1)

Includes the effect of the Company’s deferred income tax benefit of $3.5 million, net of tax expense resulting from allocating employee stock option tax benefits to additional paid-in-capital of $118,000, in 2002.

(2)

Includes the effect of the Company’s deferred income tax benefit of $1.6 million, net of tax expense resulting from allocating employee stock option tax benefits to additional paid-in-capital of $467,000, in 2001.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Expense	Other(1)	Deductions (2)	Balance at End of Period

Year Ended December 31, 2000:
Allowance for doubtful trade accounts receivable	$829	$507	$––	$(214)	$1,122
Reserve for obsolete and slow-moving inventories	$1,608	$3,522	$—	$(3,948)	$1,182
Reserve for restructuring expenses	$—	$1,165	$—	$—	$1,165
Year Ended December 31, 2001:
Allowance for doubtful trade accounts receivable	$1,122	$165	$430	$(823)	$894
Reserve for obsolete and slow-moving inventories	$1,182	$256	$1,015	$(447)	$2,006
Reserve for restructuring expenses	$1,165	$143	$—	$(1,282)	$26
Year Ended December 31, 2002:
Allowance for doubtful trade accounts receivable	$894	$454	$––	$(210)	$1,138
Reserve for obsolete and slow-moving inventories	$2,006	$156	$––	$(288)	$1,874
Reserve for restructuring expenses	$26	$—	$—	$(26)	$—

(1)	Other amounts in 2001 represent the allowance for doubtful trade accounts receivable and reserve for obsolete and slow-moving inventories acquired in conjunction with the Deka acquisition.

(2)

Deductions related to the allowance for doubtful trade accounts receivable or the reserve for obsolete and slow-moving inventories represent amounts written off during the period less recoveries of amounts previously written off.  In the case of the reserve for restructuring expenses, deductions represent adjustments or payment of expenses charged to the reserve.  (Note 3)