Form 10-Q
period 2003-03-31
MICROTEK MEDICAL HOLDINGS INC
filed 2003-05-15
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2003       Commission File No.  0-24866


                         MICROTEK MEDICAL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)


                Georgia                                58-1746149
------------------------------------------          -----------------
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

Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                         Outstanding at May 14, 2003

Common Stock, $.001 par value                        42,067,962

                                      INDEX


PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31,
          2002

          Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
          for the Three Months ended March 31, 2003 and March 31, 2002

          Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended
          March 31, 2003 and March 31, 2002

          Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.   Controls and Procedures


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Securityholders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                           MICROTEK MEDICAL HOLDINGS, INC.
                                   Unaudited Condensed Consolidated Balance Sheets
                                                   (in thousands)
                                                                MARCH 31, 2003          DECEMBER 31, 2002
                                                             -----------------------------------------------
                            ASSETS
Current assets:
        Cash and cash equivalents                             $        10,344          $         9,823
        Accounts receivable, net                                       16,034                   15,029
        Other receivables                                                 316                      448
        Inventories                                                    25,918                   24,794
        Prepaid expenses and other assets                               3,129                    1,486
                                                             -----------------------------------------------
             Total current assets                                      55,741                   51,580
                                                             -----------------------------------------------

Property and equipment                                                 23,831                   23,312
        Less accumulated depreciation                                 (17,188)                 (16,659)
                                                             -----------------------------------------------
             Property and equipment, net                                6,643                    6,653
                                                             -----------------------------------------------

Intangible assets, net                                                 29,419                   29,392
Deferred income taxes                                                   4,544                    5,638
Other assets                                                            3,432                    3,433
                                                             -----------------------------------------------
             Total assets                                     $        99,779          $        96,696
                                                             ===============================================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                      $         6,500          $         5,118
        Accrued expenses                                                2,675                    3,281
        Current portion of long-term debt                                 225                      231
                                                             -----------------------------------------------
             Total current liabilities                                  9,400                    8,630
                                                             -----------------------------------------------

Long-term debt, net of current portion                                  7,286                    7,136
Other long-term liabilities                                             2,039                    2,044
                                                             -----------------------------------------------
             Total liabilities                                         18,725                   17,810
                                                             -----------------------------------------------

Shareholders' equity:
        Common stock                                                       43                       43
        Additional paid-in capital                                    211,766                  211,505
        Accumulated deficit                                          (128,025)                (130,222)
        Cumulative translation adjustment                                 (54)                      18
        Unrealized loss on available for sale securities                  (82)                    (105)
                                                             -----------------------------------------------
                                                                       83,648                   81,239
        Treasury shares, at cost                                       (2,594)                  (2,353)
                                                             -----------------------------------------------
             Total shareholders' equity                                81,054                   78,886
                                                             -----------------------------------------------
             Total liabilities and shareholders' equity       $        99,779          $        96,696
                                                             ===============================================

See notes to unaudited condensed consolidated financial statements.

                                        MICROTEK MEDICAL HOLDINGS, INC.
               Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
                                     (in thousands, except per share data)

                                                            THREE MONTHS ENDED        THREE MONTHS ENDED
                                                              MARCH 31, 2003            MARCH 31, 2002
                                                          -------------------------------------------------

Net sales                                                   $             22,986       $            20,824
Licensing revenues                                                             -                       357
                                                          -------------------------------------------------
                Net revenues                                              22,986                    21,181

Cost of goods sold                                                        14,122                    12,585
                                                          -------------------------------------------------
                Gross profit                                               8,864                     8,596

Operating expenses:
       Selling, general and administrative                                 7,172                     6,744
       Research and development                                              219                       163
       Amortization of intangibles                                           117                       114
                                                          -------------------------------------------------
                Total operating expenses                                   7,508                     7,021
                                                          -------------------------------------------------

Income from operations                                                     1,356                     1,575

Interest income                                                               27                        37
Interest expense                                                             (65)                     (195)
Equity in earnings of investee                                                21                         -
                                                          -------------------------------------------------
Income before income taxes                                                 1,339                     1,417

Income tax (benefit) expense                                                (858)                       89
                                                          -------------------------------------------------
Net income                                                  $              2,197       $             1,328
                                                          =================================================

Other comprehensive income (loss):
         Foreign currency translation loss                                   (72)                      (53)
         Unrealized gain (loss) on available for sale
           securities                                                         23                        (7)
                                                          -------------------------------------------------

Comprehensive income                                        $              2,148       $             1,268
                                                          =================================================

Net income per common share  - basic
   and diluted                                              $               0.05       $              0.03
                                                          =================================================

Basic weighted average number of common
  shares outstanding                                                      42,115                    42,074
                                                          =================================================

Diluted weighted average number of common
  shares outstanding                                                      42,775                    42,938
                                                          =================================================


See notes to unaudited condensed consolidated financial statements.

                                          MICROTEK MEDICAL HOLDINGS, INC.
                             Unaudited Condensed Consolidated Statements of Cash Flows
                                                   (in thousands)
                                                                       THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                         MARCH 31, 2003          MARCH 31, 2002
                                                                    -------------------------------------------------

Cash flows from operating activities:
      Net income                                                      $           2,197       $            1,328

Adjustments to reconcile net income to net cash provided by
  operating activities:
      Depreciation                                                                  571                      623
      Amortization of intangibles                                                   117                      114
      Provision for doubtful accounts                                               288                       65
      Licensing revenues                                                              -                     (357)
      Deferred income taxes                                                        (929)                       -
      Provision for obsolete and slow moving inventory                               77                       43
      Other                                                                         (21)                      18
      Changes in operating assets and liabilities                                (2,034)                    (950)
                                                                    -------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           266                      884
                                                                    -------------------------------------------------
Cash flows from investing activities -
      purchase of and deposits for property and equipment                          (561)                    (260)
                                                                    -------------------------------------------------
Cash flows from financing activities:
      Net borrowings (repayments) under credit agreements                           150                   (2,793)
      Changes in bank overdraft                                                     724                      223
      Net repayments under notes payable                                             (6)                    (413)
      Proceeds from exercise of stock options                                        54                      452
      Repurchase of treasury stock                                                 (241)                     (46)
      Proceeds from issuance of common stock                                        207                      219
                                                                    -------------------------------------------------
NET CASH PROVIDED BY (USED IN ) FINANCING ACTIVITIES                                888                   (2,358)
                                                                    -------------------------------------------------
Effect of exchange rate changes on cash                                             (72)                     (53)
                                                                    -------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                521                   (1,787)
Cash and cash equivalents at beginning of period                                  9,823                   10,587
                                                                    -------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $          10,344       $            8,800
                                                                    =================================================


See notes to unaudited condensed consolidated financial statements.

                         MICROTEK MEDICAL HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Microtek Medical Holdings, Inc. and subsidiaries (the "Company") develop, manufacture, and market proprietary and other products and services for patient care, occupational safety and management of potentially infectious and hazardous waste primarily for the domestic healthcare market, which represents one business segment. The Company markets its products to hospitals and other end users through a broad distribution system consisting of multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. The Company also markets certain of its products through custom procedure tray companies. The Company's revenues are generated through two operating units, Microtek Medical, Inc. ("Microtek"), a subsidiary of the Company, and OREX Technologies International ("OTI"), an operating division. Microtek is the core business of the Company. OTI is seeking to commercialize its patented technology in the nuclear industry.

     The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for the interim periods are not necessarily indicative of results to be expected for the full year. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Annual Report").

2.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have an effect on the Company's consolidated financial statements.

3.   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's Annual Report are those that depend most heavily on these judgments and estimates. For the three months ended March 31, 2003, there were no material changes to any of the critical accounting policies contained therein other than the adoption of the new accounting standards as discussed herein.

4.   INVENTORIES

     Inventories are stated at the lower of cost or market. The first-in first-out ("FIFO") valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are summarized by major classification at March 31, 2003 and December 31, 2002 as follows:

                                       MARCH 31, 2003       DECEMBER 31, 2002
                                      ------------------    ------------------
         Raw materials                 $         10,731     $          10,454
         Work-in-progress                         1,267                 1,009
         Finished goods                          13,920                13,331
                                      ------------------    ------------------
               Inventories             $         25,918     $          24,794
                                      ==================    ==================

     At March 31, 2003 and December 31, 2002, the OTI inventories approximated $2.5 million and $2.2 million, respectively. Included in OTI inventories at March 31, 2003 and December 31, 2002 were finished goods of $943,000 and $431,000, respectively, and raw materials of $1.6 million and $1.7 million, respectively.

5.   ACQUISITIONS

     Effective November 29, 2002, Microtek acquired the surgical drape product line of Gyrus ENT, LLC. This acquisition was accounted for under the purchase method, and accordingly, the results of operations related to the acquired assets have been included in the accompanying consolidated financial statements from the date of acquisition. The preliminary allocation of the total estimated purchase price of approximately $4.2 million in cash, as adjusted through March 31, 2003 and subject to adjustment in 2003 until finalized, resulted in approximately $3.5 million of goodwill as follows (in thousands):

         Total estimated purchase consideration                                    $      4,185
         Allocated to:
              Inventories                                         $       625
              Property and equipment                                       50
                                                                 -------------
                     Total allocation                                                       675
                                                                                  --------------
         Goodwill                                                                  $      3,510
                                                                                  ==============

6.   INVESTMENT IN AVAILABLE FOR SALE SECURITIES

     In February 2000, the Company paid $249,000 for approximately a 7.5% interest in Consolidated Ecoprogress Technology, Inc., a Canadian technology marketing company focused on developing and selling biodegradable and disposable absorbent products such as diapers, feminine hygiene, adult incontinence and other products. This investment is classified in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as available for sale securities and is stated at fair value. Unrealized gains and losses in the investment's fair value are recorded as a separate component of shareholders' equity, and unrealized losses that are other than temporary are recognized in net income. During the quarter ended September 30, 2002, the Company recognized an impairment loss of $55,000 related to an other-than-temporary decline in the value of this investment. There were no such impairment losses recognized during the three months ended March 31, 2003. The fair value of this investment as of March 31, 2003 and December 31, 2002 was $111,000 and $88,000, respectively.

7.   LONG-TERM DEBT

     The Credit Agreement. The Company maintains a credit agreement between the Company and a Bank (the "Credit Agreement"). As amended to date, the Credit Agreement provides for a $17.5 million revolving credit facility, which matures on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin (4.75% at March 31, 2003) or LIBOR plus an interest margin (2.78% at March 31, 2003). Borrowing availability under the revolving facility at March 31, 2003 and December 31, 2002 was $14.3 million and $14.7 million, respectively. There were outstanding borrowings under the revolving credit facility of $7.3 million at March 31, 2003 and $7.1 million at December 31, 2002. Borrowings under the Credit Agreement are collateralized by the Company's accounts receivable, inventories, equipment, the Company's stock of its subsidiaries and certain of the Company's plants and offices.

     The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization ("EBITDA") and net worth, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At March 31, 2003 and December 31, 2002, the Company was in compliance with all of its financial covenants under the Credit Agreement.

     The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at March 31, 2003 or December 31, 2002. The Credit Agreement also provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

     Other Long-Term Debt. The Company is obligated under certain long-term leases and notes payable, which aggregated $225,000 and $231,000 at March 31, 2003 and December 31, 2002, respectively. These obligations bear interest at rates ranging from 4.75% to 11.9% and mature on various dates through October 2003. The acquisition notes payable aggregating $225,000 at March 31, 2003 and December 31, 2002, respectively, are subordinated to the Credit Agreement.

     The carrying value of long-term debt at March 31, 2003 and December 31, 2002 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

8.   EARNINGS PER SHARE

     Earnings per share is calculated in accordance SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic per share income is computed using the weighted average number of common shares outstanding for the period. Diluted per share income is computed including the dilutive effect of all contingently issuable shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the proceeds from exercise are exhausted represents the potentially dilutive effect of the options. The following table reflects the weighted average number of shares used to calculate basic and diluted earnings per share for the periods presented (in thousands):

                                                                 THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------------
                                                                    2003              2002
                                                              ---------------    ---------------
       Basic Shares                                                 42,115            42,074
       Dilutive Shares (due to stock options)                          660               864
                                                              ---------------    ---------------
       Diluted Shares                                               42,775            42,938
                                                              ===============    ===============

     Options to purchase approximately 758,000 and 966,000 shares were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

9.   STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company's stock option plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

     Pro forma information regarding interim net income and earnings per share is required by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                           THREE MONTHS ENDED MARCH 31,
                                             2003                 2002
                                             ----                 ----

           Dividend yield                    0.0%                 0.0%
           Expected volatility               9.0%                51.0%
           Risk free interest rate           3.9%                 4.5%
           Forfeiture rate                   0.0%                 0.0%
           Expected life, in years          10.0                 10.0

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation plans (in thousands, except per share data).

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                -----------------------------------
                                                                       2003               2002
                                                                ----------------   ----------------

           Net income, as reported                                $     2,197        $       1,328
           Deduct:  Total stock-based employee
                compensation expense determined under
                fair value based method for all awards,
                net of related tax effects                               (331)                (199)
                                                                ----------------   ----------------

           Pro forma net income                                   $     1,866        $       1,129
                                                                ================   ================

           Net income per share:
              Basic and Diluted - as reported                     $      0.05        $        0.03
                                                                ================   ================
              Basic and Diluted - pro forma                       $      0.04        $        0.03
                                                                ================   ================

10.  STOCK REPURCHASE PROGRAM

     In 2002, the Board of Directors amended the Company's existing stock repurchase program to authorize the repurchase of an aggregate of 2.0 million shares through December 31, 2003. A total of 100,000 shares were repurchased under this program during the three months ended March 31, 2003. As of March 31, 2003, the Company had repurchased 1,168,795 shares under this program for an aggregate repurchase price of approximately $2.2 million.

11.  COMMITMENTS AND CONTINGENCIES

     On February 11, 2003 (the "Petition Date"), Maxxim Medical, Inc. and certain of its U.S. affiliates (collectively, "Maxxim Medical") filed a petition under Chapter 11 of the U.S. Bankruptcy Code to reorganize and implement a balance sheet restructuring. Maxxim Medical, one of the Company's top customers in 2002, accounted for $5.7 million or 6.6% of the Company's total net revenues in 2002. As of the Petition Date, amounts owed to the Company by Maxxim Medical totaled approximately $850,000. Prior to March 31, 2003, the Company collected $300,000, reducing the amount outstanding from Maxxim Medical to $550,000. During the three-month period ended March 31, 2003, the Company increased its allowance for doubtful accounts by $190,000, or $.0045 per diluted share, reducing the net amount of accounts receivable from Maxxim Medical to management's best estimate of the amount which will be collected based on the information currently available.

     Maxxim Medical expects to continue its day-to-day operations under the jurisdiction of the bankruptcy court. Because of the filing, Maxxim Medical must obtain court authorization before it can pay the debts it incurred before the Petition Date, including amounts currently owed to the Company. The Company and Maxxim Medical have established guidelines governing future sales of products to Maxxim Medical, including available credit and payment terms.

     The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for the three months ended March 31, 2003 (the "2003 Quarter") were $23.0 million, an increase of $1.8 million or 8.5 percent from the $21.2 million of net revenues reported for the three months ended March 31, 2002 (the "2002 Quarter"). Excluding licensing revenues in the 2002 Quarter, net revenues in the 2002 Quarter were $20.8 million. There were no license revenues recorded in the 2003 Quarter. The increase in net revenues in the 2003 Quarter as compared to the 2002 Quarter is primarily attributable to increased revenues from Microtek's domestic core businesses, its CleanOp product line, and its international channel and from OTI's nuclear business revenues. These increases were partially offset by revenue declines in Microtek's safety product line and its OEM channel and the termination of the OTI licensing revenues in December 2002.

For the 2003 Quarter, Microtek's net revenues totaled $21.6 million as compared to $20.5 million for the 2002 Quarter. The following table depicts Microtek's domestic and international revenues and the relative percentage of each to Microtek's total revenues for the 2003 Quarter and 2002 Quarter:

                                       THREE MONTHS ENDED                    THREE MONTHS ENDED
                                         MARCH 31, 2003                        MARCH 31, 2002
                                         --------------                        --------------
                                   AMOUNT          % OF TOTAL           AMOUNT          % OF TOTAL
                                -------------    --------------     --------------    --------------
Domestic                         $   18.1              83.9%           $   17.7             86.4%
International                         3.5              16.1%                2.8             13.6%
                                -------------    --------------     --------------    --------------
Total                            $   21.6             100.0%           $   20.5            100.0%
                                =============    ==============     ==============    ==============

Microtek's domestic revenues are generated through two primary channels or customer categories: hospital branded and contract manufacturing (commonly referred to as OEM). Included in Microtek's OEM revenues are sales of products to custom procedure tray companies and other "non-branded" or private label customers. Microtek's domestic revenues in the 2003 Quarter increased by $361,000 from the 2002 Quarter due to an increase of approximately $934,000 in Microtek's hospital branded revenues and an offsetting decrease of $573,000, or approximately seven percent, in Microtek's OEM revenues. Hospital branded revenue growth in the 2003 Quarter over the 2002 Quarter was demonstrated in Microtek's domestic core businesses (an increase of $538,000 or 9.4 percent) and in its CleanOp product line (an increase of $680,000 or 63.9 percent). These increases were offset by a $381,000, or 24.8 percent, decrease in Microtek's safety revenues in the 2003 Quarter as compared to the 2002 Quarter. The decrease in Microtek's OEM revenues in the 2003 Quarter as compared to the 2002 Quarter is attributable to the timing of OEM revenue order placement by a number of customers and pricing pressures. Microtek's international net revenues were $3.5 million for the 2003 Quarter, an increase of $673,000 or 24.1 percent over the 2002 Quarter.

OTI's net revenues were $1.4 million in the 2003 Quarter versus $599,000 in the 2002 Quarter. Licensing revenues in the 2002 Quarter were $357,000. The Company ceased recognizing the non-cash licensing revenues in December 2002. Included in OTI's net revenues for the 2003 Quarter and 2002 Quarter were revenues related to its nuclear operations of approximately $1.2 million and $89,000, respectively. The growth of OTI's nuclear revenues is attributable to growing nuclear industry usage and acceptance of the OREX products. OREX products are presently in use at approximately 20 nuclear power stations. There are 13 nuclear power stations using OREX products during their spring outages, nine of which are using OREX products as their primary protective clothing of choice, and other facilities are conducting initial product trials. There were approximately 300,000 OREX protective clothing dressouts in the field at various facilities during the first quarter of 2003. The balance of OTI's net revenues in the 2003 Quarter and 2002 Quarter amounted to approximately $200,000 and $153,000, respectively, and is attributable to the liquidation of certain of the OREX inventories.

Gross margins in the 2003 Quarter and 2002 Quarter were 38.6 percent and 40.6 percent, respectively, a decrease in the 2003 Quarter of approximately 2.0 percent. Approximately one percentage point of this gross margin decline is attributable to the absence of the amortization of deferred license revenues in the 2003 Quarter. Because there was no cost of sales associated with the deferred license revenues recorded in the 2002 Quarter, these revenues contributed directly to the Company's gross margin. The balance of the gross margin decline in the 2003 Quarter stems from the Company's changing mix of products and the slightly dilutive nature of Microtek's CleanOp product line, Microtek's international business and OTI's nuclear revenues.

Operating expenses as a percentage of net revenues in the 2003 Quarter were 32.7 percent versus 33.1 percent in the 2002 Quarter. Selling, general and administrative expenses were $7.2 million or 31.2 percent of net revenues in the 2003 Quarter, versus $6.7 million or 31.8 percent of net revenues in the 2002 Quarter. The increase noted in the absolute dollar amount of selling, general and administrative expenses is attributable to increases in the Company's variable selling costs and an increase in marketing expenses resulting from the Company's expanded marketing campaign for its branded products. Additionally, during the 2002 Quarter, the Company increased its allowance for doubtful accounts by approximately $190,000 as the result of the Maxxim Medical bankruptcy described in the notes to the unaudited condensed consolidated financial statements. This additional provision for amounts potentially uncollectible from Maxxim Medical represents approximately $0.0045 per basic and diluted share and increased selling, general and administrative expenses as a percentage of net revenues in the 2003 Quarter by approximately 1.0 percent.

Research and development expenses increased by $56,000 in the 2003 Quarter as compared to the 2002 Quarter. This increase is the net effect of a $131,000 increase in costs related to Microtek's new product development program which includes a number of product enhancements and new product introductions planned for 2003 and a $75,000 decrease in costs associated with OTI's research and development activities, substantially all of which are concentrated on the nuclear industry.

Amortization of intangibles in the 2003 Quarter was $117,000 and was consistent with amortization expense recorded in the 2002 Quarter.

Income from operations for the Company in the 2003 Quarter was $1.4 million versus $1.6 million in the 2002 Quarter. For the 2003 Quarter, Microtek's operating profit of $1.4 million declined by $338,000 from the $1.8 million recorded in the 2002 Quarter. The Company's OTI division reported an operating loss of $58,000 in the 2003 Quarter versus an operating loss of $147,000 for the 2002 Quarter, an improvement of approximately 60.9 percent.

Interest expense, net of interest income, was $38,000 in the 2003 Quarter as compared to $158,000 in the 2002 Quarter. The $120,000 decrease in net interest expense in the 2003 Quarter as compared to the 2002 Quarter is attributable to declining interest rates and to lower average borrowings under the Company's lines of credit facility during the 2003 Quarter and was slightly offset by lower interest income on cash and cash equivalents due to lower average interest rates.

The Company's provision for income taxes in the 2003 Quarter reflects a net income tax benefit of approximately $858,000 which is comprised of a $929,000 income tax benefit related to the decrease in the Company's valuation allowance with respect to certain of its deferred tax assets, principally its net operating loss carryforwards, and the offsetting state and foreign income tax provision for the 2003 Quarter of approximately $71,000. The income tax benefit portion of the provision for income taxes in the 2003 Quarter amounted to approximately $0.02 per basic and diluted share. The Company's provision for income taxes in the 2002 Quarter consisted entirely of state and foreign income taxes of approximately $89,000.

The resulting net income for the 2003 Quarter was $2.2 million, or $0.05 per basic and diluted share, as compared to net income for the 2002 Quarter of $1.3 million, or $0.03 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company's cash and cash equivalents totaled $10.3 million as compared to $9.8 million at December 31, 2002.

During the 2003 Quarter,  the Company's  operating  activities  provided cash of
$266,000  as compared to  $884,000  in the 2002  Quarter.  The  decrease in cash provided by operating activities in the 2003 Quarter is attributable to increases in the Company's accounts receivable and inventory balances which are attributable to its increase in net revenues. Cash used in investing activities consisted of the purchase of property and equipment and amounted to $561,000 in the 2003 Quarter as compared to $260,000 in the 2002 Quarter. During the 2003
Quarter, cash provided by financing activities was $888,000. Net borrowings under the Company's Credit Agreement in the 2003 Quarter were $150,000, and repayments of other long-term debt agreements in the 2003 Quarter totaled $6,000. During the 2003 Quarter, the Company received $54,000 in proceeds from the exercise of stock options, generated $207,000 from the issuance of stock and purchased 100,000 shares of stock for $241,000. During the 2002 Quarter, repayments under the Company's Credit Agreement were $2.8 million, and repayments of other long-term debt agreements were $413,000, including a lump sum payment to Thantex of $341,000 under the product financing agreement described in the Company's Annual Report. This payment satisfied in full the Company's remaining obligation under this agreement. During the 2002 Quarter, the Company received $452,000 in proceeds from the exercise of stock options, generated $219,000 from the issuance of stock and purchased 40,000 shares of stock for $46,000.

The Company maintains a $17.5 million credit agreement (as amended to date, the "Credit Agreement") with the JP Morgan Chase Bank (the "Bank"), consisting of a revolving credit facility maturing on June 30, 2004. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Outstanding borrowings under the revolving credit facility were $7.3 million and $7.1 million at March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, the Company had additional borrowing availability under the revolving facility of $7.0 million. As of May 14, 2003, the Company's total borrowing availability under the revolving facility was $13.9 million, of which the Company had borrowed $6.7 million. Revolving credit borrowings bear interest, at the Company's option, at either a floating rate approximating the Bank's prime rate plus an interest margin (4.75% at May 14, 2003) or LIBOR plus an interest margin (2.78% at May 14, 2003). At March 31, 2003, the Company was in compliance with its financial covenants under the Credit Agreement.

Based on its current business plan, the Company expects that cash equivalents and short term investments on hand, the Company's credit facility, as amended, and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. The Company's liquidity is not dependent upon the use of off-balance sheet financing arrangements. Currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuance of common stock in 2003 and subsequent years.

FORWARD LOOKING STATEMENTS

Statements made in this Quarterly Report include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the ability of the Company to meet its liquidity and capital requirements. The Company's actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company's Annual Report including, without limitation, those described under "Risk Factors -History of Net Losses", "-Reliance upon Microtek", "-Competition", "-Product Liability", "-Stock Price Volatility", "-Dependence on Key Personnel", "-Anti-takeover Provisions", "-Low Barriers to Entry for Competitive Products", "-Potential Erosion of Profit Margins", "-Risks of Completing Acquisitions", "-Small Sales and Marketing Force", "-Reliance upon Distributors", "-Microtek Regulatory Risks", "-Risks of Obsolescence", "-Reduced OREX Market Potential", "-OREX Commercialization Risks", "-OREX Manufacturing and Supply Risks", "-Risks Affecting Protection of Technologies", "-Risks of Technological Obsolescence" and "-OTI Regulatory Risks". We do not undertake to update our forward-looking statements to reflect future events or circumstances.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company's interest expense. At March 31, 2003, the Company had $7.5 million of long-term or short-term debt bearing interest at floating rates. Because these rates are variable, a 1% increase in interest rates would have resulted in additional interest expense of approximately $18,000 for the three months ended March 31, 2003 and a 1% reduction in interest rates would have resulted in reduced interest expense of approximately $18,000 for the three months ended March 31, 2003.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days prior to the date of this report. Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that the information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to Evaluation Date.

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

(a)  Exhibits:

Exhibit
No.       Description
-------   ------------

3.1(1)    Articles of Incorporation of Isolyser Company, Inc.

3.2(2) Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc.

3.3(3)    Amended and Restated Bylaws of Isolyser Company, Inc.

4.1(1)    Specimen Certificate of Common Stock

4.2 Fourth Amendment Agreement dated as of March 31, 2003, to the Amended and Restated Credit Agreement, dated as of May 14, 2001, among Microtek Medical Holdings, Inc., Microtek Medical, Inc., Isolyser-MSI, Inc. and JP Morgan Chase Bank

------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83474).
(2) Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(3) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 23, 2002.


(b) The registrant filed no Current Reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2003.


                                    MICROTEK MEDICAL HOLDINGS, INC.



                                    By:  /s/ Dan R. Lee
                                         --------------------------------------
                                         Dan R. Lee
                                         Chairman, President & Chief Executive
                                         Officer
                                         (principal executive officer)


                                    By:  /s/ Roger G. Wilson
                                         --------------------------------------
                                         Roger G. Wilson
                                         Chief Financial Officer
                                         (principal financial officer)

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

Date:    May 14, 2003               /s/ Dan R. Lee
                                    ---------------------------------------
                                    Dan R. Lee
                                    Chairman, President and Chief Executive
                                    Officer

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

Date:    May 14, 2003               /s/ Roger G. Wilson
                                    ---------------------------------------
                                    Roger G. Wilson
                                    Chief Financial Officer, Treasurer and
                                    Assistant Secretary



                                       18
1616918v1