Form 10-Q
period 2003-06-30
MICROTEK MEDICAL HOLDINGS INC
filed 2003-08-13
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	June 30, 2003	Commission File No. 0-24866

MICROTEK MEDICAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1746149
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

512 LEHMBERG ROAD
COLUMBUS, MISSISSIPPI 39702
(Address of principal executive offices)

(662) 327-1863
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes  X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 8, 2003

Common Stock, $.001 par value	42,128,230

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended June 30, 2003 and June 30, 2002 and for the Six Months ended June 30, 2003 and June 30, 2002

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2003 and June 30, 2002

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$10,307	$9,823
Accounts receivable, net	16,708	15,029
Other receivables	281	448
Inventories	26,616	24,794
Prepaid expenses and other assets	3,248	1,486

Total current asset	57,160	51,580

Property and equipment	24,509	23,312
Less accumulated depreciation	(17,731)	(16,659)

Property and equipment, net	6,778	6,653

Intangible assets, net	29,314	29,392
Deferred income taxes	6,130	5,638
Other assets	3,344	3,433

Total assets	$102,726	$96,696

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,599	$5,118
Accrued expenses	3,228	3,281
Current portion of long-term debt	225	231

Total current liabilities	10,052	8,630

Long-term debt, net of current portion	6,327	7,136
Other long-term liabilities	2,032	2,044

Total liabilities	18,411	17,810

Shareholders' equity:
Common stock	43	43
Additional paid-in capital	211,953	211,505
Accumulated deficit	(124,819)	(130,222)
Cumulative translation adjustment	87	18
Unrealized loss on available for sale securities	(99)	(105)

	87,165	81,239
Treasury shares, at cost	(2,850)	(2,353)

Total shareholders' equity	84,315	78,886

Total liabilities and shareholders' equity	$102,726	$96,696

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002
Net sales	$24,874	$20,816	$47,860	$41,640
Licensing revenues	--	356	--

Net revenues	24,874	21,172	47,860	42,353
Cost of goods sold	15,137	12,707	29,259	25,292

Gross profit	9,737	8,465	18,601	17,061
Operating expenses:
Selling, general and administrative	7,576	7,173	14,748	13,917
Research and development	259	254	478	417
Amortization of intangibles	108	114	225	228

Total operating expenses	7,943	7,541	15,451	14,562

Income from operations	1,794	924	3,150	2,499
Interest income	22	38	49	75
Interest expense	(78)	(175)	(143)	(370)
Equity in earnings of investee	2	17	23	17
Other income	--	47	--	47

Income before income taxes	1,740	851	3,079	2,268
Income tax (benefit) expense	(1,467)	61	(2,325)	150

Net income	$3,207	$790	$5,404	$2,118

Other comprehensive income (loss):
Foreign currency translation gain	141	162	69	109
Unrealized gain (loss) on available
for sale securities	(17)	(16)	6	(23)

Comprehensive income	$3,331	$936	$5,479	$2,204

Net income per common share -
Basic and Diluted	$0.08	$0.02	$0.13	$0.05

Basic weighted average number of
common shares outstanding	42,063	42,252	42,089	42,184

Diluted weighted average number of
common shares outstanding	42,759	43,184	42,763	43,058

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30, 2003	Six months ended June 30, 2002
Cash flows from operating activities:
Net income	$5,404	$2,118
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,115	1,229
Amortization of intangibles	225	228
Provision for doubtful accounts	429	113
Accretion of licensing revenues	--	(713)
Deferred income taxes	(2,515)	--
Other	(23)	58
Changes in operating assets and liabilities	(2,352)	1,465

Net cash provided by operating activities	2,283	4,498

Cash flows from investing activities -
purchase of and deposits for property and equipment	(1,240)	(981)

Cash flows from financing activities:
Net repayments under credit agreements	(809)	(4,556)
Changes in bank overdraft	237	(83)
Repayments under notes payable	(6)	(420)
Proceeds from exercise of stock options	149	483
Repurchase of treasury stock	(497)	(112)
Proceeds from issuance of common stock	298	360

Net cash used in financing activities	(628)	(4,328)

Effect of exchange rate changes on cash	69	109

Net increase (decrease) in cash and cash equivalents	484	(702)
Cash and cash equivalents at beginning of period	9,823	10,587

Cash and cash equivalents at end of period	$10,307	$9,885

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) develop, manufacture, and market proprietary and other products and services for patient care, occupational safety and management of potentially infectious and hazardous waste primarily for the domestic healthcare market, which represents one business segment. The Company sells its products to hospitals and other end users through a broad distribution system consisting of multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. The Company also sells certain of its products to custom procedure tray companies. The Company’s revenues are generated through two operating units, Microtek Medical, Inc. (“Microtek”), a subsidiary of the Company, and OREX Technologies International (“OTI”), an operating division. Microtek is the core business of the Company. OTI is seeking to commercialize its patented technology in the nuclear industry.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for the interim periods are not necessarily indicative of results to be expected for the full year. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “Annual Report”).

2.	Critical Accounting Policies and Estimates

The Company’s discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. For the six months ended June 30, 2003, there were no material changes to any of the critical accounting policies contained therein.

3.	Inventories

Inventories are stated at the lower of cost or market. The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are summarized by major classification at June 30, 2003 and December 31, 2002 as follows:

	June 30, 2003	December 31, 2002
Raw materials	$10,960	$10,454
Work-in-progress	1,158	1,009
Finished goods	14,498	13,331

Inventories	$26,616	$24,794

At June 30, 2003 and December 31, 2002, the OTI inventories approximated $2.7 million and $2.2 million, respectively. Included in OTI inventories at June 30, 2003 and December 31, 2002 were finished goods of $1.3 million and $431,000, respectively, and raw materials of $1.4 million and $1.7 million, respectively.

4.	Acquisitions

Effective November 29, 2002, Microtek acquired the surgical drape product line of Gyrus ENT, LLC. This acquisition was accounted for under the purchase method, and accordingly, the results of operations related to the acquired assets have been included in the accompanying consolidated financial statements from the date of acquisition. The preliminary allocation of the total estimated purchase price of approximately $4.2 million in cash, as adjusted through June 30, 2003 and subject to adjustment in 2003 until finalized, resulted in approximately $3.5 million of goodwill as follows (in thousands):

Total estimated purchase consideration		$4,185
Allocated to:
Inventories	$625
Property and equipment	50

Total allocation		675

Goodwill		$3,510

5.	Investment in Available for Sale Securities

In February 2000, the Company paid $249,000 for approximately a 7.5% interest in Consolidated Ecoprogress Technology, Inc., a Canadian technology marketing company focused on developing and selling biodegradable and disposable absorbent products such as diapers, feminine hygiene, adult incontinence and other products. This investment is classified in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as available for sale securities and is stated at fair value. Unrealized gains and losses in the investment’s fair value are recorded as a separate component of shareholders’ equity, and unrealized losses that are other than temporary are recognized in net income. During the quarter ended September 30, 2002, the Company recognized an impairment loss of $55,000 related to an other-than-temporary decline in the value of this investment. There were no such impairment losses recognized during the six months ended June 30, 2003. The fair value of this investment as of June 30, 2003 and December 31, 2002 was $95,000 and $89,000, respectively.

6.	Long-Term Debt

The Credit Agreement. The Company maintains a credit agreement between the Company and a Bank (the “Credit Agreement”). As amended to date, the Credit Agreement provides for a $17.5 million revolving credit facility, which matures on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (4.5% at June 30, 2003) or LIBOR plus an interest margin (2.78% at June 30, 2003). Borrowing availability under the revolving facility at June 30, 2003 and December 31, 2002 was $13.4 million and $14.7 million, respectively. There were outstanding borrowings under the revolving credit facility of $6.3 million at June 30, 2003 and $7.1 million at December 31, 2002. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventories, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net worth, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At June 30, 2003 and December 31, 2002, the Company was in compliance with all of its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at June 30, 2003 or December 31, 2002. The Credit Agreement also provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt. The Company is obligated under certain long-term leases and notes payable, which aggregated $225,000 and $231,000 at June 30, 2003 and December 31, 2002, respectively. These obligations bear interest at rates ranging from 4.75% to 11.9% and mature on various dates through October 2003. The acquisition notes payable aggregating $225,000 at June 30, 2003 and December 31, 2002, respectively, are subordinated to the Credit Agreement.

The carrying value of long-term debt at June 30, 2003 and December 31, 2002 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

7.	Earnings Per Share

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic Shares	42,063	42,252	42,089	42,184
Dilutive Shares
(due to stock options)	696	932	674	874

Diluted Shares	42,759	43,184	42,763	43,058

For the three months and six months ended June 30, 2003, options to purchase approximately 829,000 and 879,000 shares, respectively, were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. Antidilutive shares for the three months and six months ended June 30, 2002 were 676,000 and 785,000, respectively.

8.	Stock-Based Compensation Plans

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Pro forma information regarding interim net income and earnings per share is required by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	33.3%	51.0%	18.0%	51.0%
Risk free interest rate	3.3%	4.5%	3.7%	4.5%
Forfeiture rate	0.0%	0.0%	0.0%	0.0%
Expected life, in years	8.5	10.0	9.4	10.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation plans (in thousands, except per share data).

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$3,207	$790	$5,404	$2,118
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	(186)	(320)	(517)	(519)

Pro forma net income	$3,021	$470	$4,887	$1,599

Net income per share:
Basic and Diluted - as reported	$0.08	$0.02	$0.13	$0.05

Basic - pro forma	$0.07	$0.01	$0.12	$0.04

Diluted - pro forma	$0.07	$0.01	$0.11	$0.04

9.	Stock Repurchase Program

In 2002, the Board of Directors amended the Company’s existing stock repurchase program to authorize the repurchase of an aggregate of 2.0 million shares through December 31, 2003. A total of 105,000 shares and 205,000 shares were repurchased under this program during the three months ended June 30, 2003 and the six months ended June 30, 2003, respectively. As of June 30, 2003, the Company had repurchased approximately 1.3 million shares under this program for an aggregate repurchase price of approximately $2.4 million.

10.	Commitments and Contingencies

The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net revenues for the three months ended June 30, 2003 (the “2003 Quarter”) were $24.9 million, an increase of $3.7 million or 17.5 percent from the $21.2 million of net revenues reported for the three months ended June 30, 2002 (the “2002 Quarter”). Net revenues for the six months ended June 30, 2003 (the “2003 Period”) were $47.9 million, an increase of $5.5 million or 13.0 percent over the $42.4 million of net revenues reported for the six months ended June 30, 2002 (the “2002 Period”). Excluding licensing revenues associated with the amortization of the $10.5 million payment by Allegiance allocated to the Company’s Supply and License Agreement with Allegiance, net revenues in the 2002 Quarter and 2002 Period were $20.8 million and $41.6 million, respectively. There were no license revenues recorded in the 2003 Quarter or 2003 Period. The increases in net revenues in the 2003 Quarter and 2003 Period as compared to the 2002 Quarter and 2002 Period are attributable to an increase in the Company’s domestic hospital branded sales, continued substantial growth in the CleanOp product line and international business and significant growth in OTI’s nuclear business. These increases were partially offset by revenue declines in Microtek’s safety product line and the termination of the OTI licensing revenues in December 2002.

For the 2003 Quarter, Microtek’s net revenues totaled $23.3 million, an increase of approximately $2.6 million or 12.3 percent over Microtek’s net revenues of $20.7 million in the 2002 Quarter. Microtek’s net revenues for the 2003 Period were $44.8 million, approximately $3.6 million more than the $41.2 million reported in the 2002 Period. The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues for the 2003 Quarter and 2002 Quarter and for the 2003 Period and the 2002 Period:

	Three months ended June 30, 2003		Three months ended June 30, 2002
	Amount	% of Total	Amount	% of Total
Domestic	$19.6	84.2%	$17.7	85.3%
International	3.7	15.8%	3.0	14.7%

Total	$23.3	100.0%	$20.7	100.0%

	Six months ended June 30, 2003		Six months ended June 30, 2002
	Amount	% of Total	Amount	% of Total
Domestic	$37.7	84.1%	$35.4	85.8%
International	7.1	15.9%	5.8	14.2%

Total	$44.8	100.0%	$41.2	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories: hospital branded and contract manufacturing (commonly referred to as OEM). Also included in the Company’s OEM revenues are sales of products to custom procedure tray companies and other “non-branded” or private label customers. Microtek’s domestic revenues in the 2003 Quarter increased by $1.9 million due to an increase of approximately $1.5 million, or 14.8 percent, in Microtek’s hospital branded revenues and an increase of approximately $490,000, or approximately 6.2 percent, in Microtek’s OEM revenues. Hospital branded revenue growth in the 2003 Quarter over the 2002 Quarter was demonstrated in Microtek’s domestic core businesses (an increase of $777,000 or 13.6 percent) and in its CleanOp product line (an increase of $920,000 or 64.7 percent). Growth in the CleanOp product line and in Microtek’s core hospital branded revenues was offset by a $172,000 decline in safety product revenues resulting from increased competitive pressures. Microtek’s international net revenues were $3.7 million for the 2003 Quarter, an increase of $700,000 or 20.2 percent over the 2002 Quarter.

On a year-to-date basis, Microtek’s domestic revenues in the 2003 Period increased by $2.3 million due to an increase of approximately $2.4 million, or 12.4 percent, in Microtek’s hospital branded revenues and a decrease of approximately $100,000 in Microtek’s OEM revenues. Hospital branded net revenues increased in the 2003 Period due primarily to a $1.6 million increase in revenues from the CleanOp product line and to growth of approximately 11.5 percent in Microtek’s core hospital branded product lines. These increases were offset by a decrease of $553,000 in safety products revenues in the 2003 Period. Microtek’s international revenues for the 2003 Period were $7.1 million, or $1.3 million more than the $5.8 million reported for the 2002 Period.

OTI’s net revenues were $1.6 million in the 2003 Quarter versus $417,000 in the 2002 Quarter. OTI’s net revenues were approximately $3.0 million in the 2003 Period as compared to $1.0 million in the 2002 Period. Licensing revenues in the 2002 Quarter and 2002 Period were $356,000 and $713,000, respectively. There were no licensing revenues recorded in the 2003 Quarter and 2003 Period. Included in OTI’s net revenues for the 2003 Quarter and 2003 Period were revenues related to its nuclear operations of approximately $1.0 million and $2.2 million, respectively, as compared to revenues from nuclear operations of $25,000 and $115,000 in the 2002 Quarter and 2002 Period, respectively. The growth of OTI’s nuclear revenues is attributable to growing nuclear industry usage and acceptance of the OREX products. The balance of OTI’s net revenues is attributable to sales of certain of the OREX raw materials inventory and amounted to $564,000 in the 2003 Quarter and $814,000 in the 2003 Period as compared to $35,000 and $187,000 in the 2002 Quarter and 2002 Period, respectively.

Gross margins in the 2003 Quarter and 2003 Period were 39.1 percent and 38.9 percent, respectively, down from the margins of 40.0 percent recorded in the 2002 Quarter and 40.3 percent recorded in the 2002 Period. The absence of the amortization of deferred licensing revenues contributed approximately one percentage point to the gross margin decline in the 2003 Quarter and the 2003 Period. Because there was no cost of sales associated with the deferred license revenues recorded in the 2002 Quarter and 2002 Period, these revenues contributed directly to the Company’s gross margin. Excluding the impact of the deferred license revenues in 2002, the Company’s gross margins in the 2003 Quarter and 2003 Period were consistent with gross margins in the 2002 Quarter and 2002 Period.

Operating expenses as a percentage of net revenues in the 2003 Quarter were 31.9 percent versus 35.6 percent in the 2002 Quarter. For the 2003 Period, operating expenses as a percentage of net revenues were 32.3 percent as compared to 34.4 percent for the 2002 Period. Selling, general and administrative expenses were $7.6 million or 30.5 percent of net revenues in the 2003 Quarter, versus $7.2 million or 33.9 percent of net revenues in the 2002 Quarter. For the 2003 Period, selling, general and administrative expenses were $14.7 million or 30.8 percent of net revenues, as compared to $13.9 million or 32.9 percent of net revenues in the 2002 Period. Severance expenses related to OTI’s restructuring activities and the closure of Microtek’s Waynesville, North Carolina facility in the 2002 Quarter increased selling, general and administrative expense margins in the 2002 Quarter and 2002 Period by approximately 1.5 and 1.0 percentage points, respectively. The increases in the absolute dollar amount of selling, general and administrative expenses in the 2003 Quarter and 2003 Period are attributable to increases in the Company’s variable selling costs.

Research and development expenses in the 2003 Quarter and 2003 Period were $259,000 and $478,000, respectively, as compared to $254,000 and $417,000 in the 2002 Quarter and 2002 Period, respectively. OTI’s research and development expenses, substantially all of which are related to the nuclear industry, decreased by $147,000 and $223,000 in the 2003 Quarter and 2003 Period, respectively, as compared to the 2002 Quarter and 2002 Period. Offsetting these decreases was an increase in Microtek’s research and development expenses of $152,000 and $284,000 in the 2003 Quarter and 2003 Period, respectively, related to an expanded product development program which includes numerous product enhancements and new product introductions planned for 2003.

Amortization of intangibles in the 2003 Quarter and 2003 Period was $108,000 and $225,000, respectively, which was consistent with amortization expense recorded in the 2002 Quarter and 2002 Period.

Income from operations for the 2003 Quarter and 2003 Period was $1.8 million and $3.2 million, respectively, versus $924,000 in the 2002 Quarter and $2.5 million in the 2002 Period. For the 2003 Quarter, Microtek’s operating profit of $1.7 million increased by $400,000 from the $1.3 million recorded in the 2002 Quarter. For the 2003 Period, Microtek’s operating profit was $3.2 million, approximately $100,000 more than the operating profit of $3.1 million recorded in the 2002 Period. The Company’s OTI division reported an operating income of $51,000 in the 2003 Quarter versus an operating loss of $369,000 for the 2002 Quarter. OTI’s operating loss in the 2003 Period was $6,000, as compared to the operating loss of $516,000 recorded in the 2002 Period.

Interest expense, net of interest income, was $56,000 and $94,000 in the 2003 Quarter and 2003 Period, respectively, as compared to $137,000 and $295,000 in the 2002 Quarter and 2002 Period, respectively. The decreases in net interest expense in the 2003 Quarter and 2003 Period as compared to the 2002 Quarter and 2002 Period are attributable to lower average borrowings under the Company’s lines of credit facility and declining interest rates during the 2003 Quarter and 2003 Period and was slightly offset by lower interest income on cash and cash equivalents due to lower average interest rates.

The Company’s provision for income taxes in the 2003 Quarter and 2003 Period reflects a net income tax benefit of approximately $1.5 million and $2.3 million, respectively. During the 2003 Quarter, the Company recorded an income tax benefit of approximately $1.6 million related to the decrease in the Company’s valuation allowance with respect to certain of its deferred tax assets, principally its net operating loss carryforwards, bringing the total income tax benefit related to the decrease in the Company’s deferred tax asset valuation allowance for the 2003 Period to approximately $2.5 million. The income tax benefit portion of the provision for income taxes in the 2003 Quarter and 2003 Period amounted to approximately $0.04 and $0.06 per basic and diluted share, respectively. Offsetting these income tax benefits was the Company’s state and foreign income tax provision for the 2003 Quarter and 2003 Period of approximately $119,000 and $190,000, respectively. The Company’s provision for income taxes in the 2002 Quarter and 2002 Period consisted entirely of state and foreign income taxes of approximately $61,000 and $150,000, respectively.

The resulting net income for the 2003 Quarter was $3.2 million, or $0.08 per basic and diluted share, bringing the Company’s net income for the 2003 Period to $5.4 million, or $0.13 per basic and diluted share. The Company’s earnings for the 2003 Quarter and the 2003 Period represent increases of approximately $2.4 million and $3.3 million over the net income reported for the 2002 Quarter and the 2002 Period, respectively.

Liquidity and Capital Resources

As of June 30, 2003, the Company’s cash and cash equivalents totaled $10.3 million as compared to $9.8 million at December 31, 2002.

During the 2003 Period, the Company’s operating activities provided cash of $2.3 million as compared to $4.5 million in the 2002 Period. The decrease in cash provided by operating activities in the 2003 Period is attributable to increases in the Company’s accounts receivable and inventory balances which are attributable to its increase in net revenues and to working capital expansion related to the successful commercialization of OTI’s nuclear business and Microtek’s expanding operations. However, inventory months on hand and accounts receivable days outstanding did not increase. Cash used in investing activities consisted of the purchase of property and equipment and amounted to $1.2 million in the 2003 Period as compared to $981,000 in the 2002 Period. During the 2003 Period, cash used in financing activities was $628,000. Net repayments under the Company’s Credit Agreement in the 2003 Period were $809,000, and repayments of other long-term debt agreements in the 2003 Period totaled $6,000. During the 2003 Period, the Company received $149,000 in proceeds from the exercise of stock options, generated $298,000 from the issuance of stock and purchased 205,000 shares of stock for $497,000. During the 2002 Period, net cash used in financing activities was $4.3 million including $4.6 million of repayments under the Company’s Credit Agreement, and repayments of $420,000 under other long-term debt agreements. During the 2002 Period, the Company received $483,000 in proceeds from the exercise of stock options, generated $360,000 from the issuance of stock and purchased 45,000 shares of stock for $112,000.

The Company maintains a $17.5 million credit agreement (as amended to date, the “Credit Agreement”) with the JP Morgan Chase Bank (the “Bank”), consisting of a revolving credit facility maturing on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Outstanding borrowings under the revolving credit facility were $6.3 million and $7.1 million at June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, the Company had additional borrowing availability under the revolving facility of $7.1 million. As of August 8, 2003, the Company’s total borrowing availability under the revolving facility was $13.6 million, of which the Company had borrowed $6.2 million. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (4.5% at August 8, 2003) or LIBOR plus an interest margin (2.78% at August 8, 2003). At June 30, 2003, the Company was in compliance with its financial covenants under the Credit Agreement.

Based on its current business plan, the Company expects that cash equivalents and short term investments on hand, the Company’s credit facility, as amended, and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. The Company’s liquidity is not dependent upon the use of off-balance sheet financing arrangements. Currently unforeseen future developments and increased working capital requirements may require additional debt financing or issuance of common stock in 2003 and subsequent years.

Forward Looking Statements

Statements made in this Quarterly Report include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the ability of the Company to meet its liquidity and capital requirements. The Company’s actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company’s Annual Report including, without limitation, those described under “Risk Factors -History of Net Losses”, “-Reliance upon Microtek”, “-Competition”, “-Product Liability”, “-Stock Price Volatility”, “-Dependence on Key Personnel”, “-Anti-takeover Provisions”, “-Low Barriers to Entry for Competitive Products”, “-Potential Erosion of Profit Margins”, “-Risks of Completing Acquisitions”, “-Small Sales and Marketing Force”, “-Reliance upon Distributors”, “-Microtek Regulatory Risks”, “-Risks of Obsolescence”, “-Reduced OREX Market Potential”, “-OREX Commercialization Risks”, “-OREX Manufacturing and Supply Risks”, “-Risks Affecting Protection of Technologies”, “-Risks of Technological Obsolescence” and “-OTI Regulatory Risks”. We do not undertake to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company’s interest expense. At June 30, 2003, the Company had $6.6 million of long-term or short-term debt bearing interest at floating rates. Because these rates are variable, a 1% increase in interest rates would have resulted in additional interest expense of approximately $18,000 and $36,000 for the three months and six months ended June 30, 2003, respectively, and a 1% reduction in interest rates would have resulted in reduced interest expense of approximately $18,000 and $36,000 for the three months and six months ended June 30, 2003.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation (the “Evaluation”) of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures provided reasonable assurance as of the end of the quarter for which the report is being filed that (i) information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of the Company’s disclosure and internal controls and procedures. The Company’s management, including its President and Chief Financial Officer, does not expect that the Company’s controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

(b)	Changes in internal controls. There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the Evaluation that occurred during the Company’s last quarter that has materially affected or, to the knowledge of management, is reasonably likely to materially affect the Company’s internal controls.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

During the quarter for which this report is filed, there were no material modifications in the instruments defining the rights of shareholders. During the quarter for which this report is filed, none of the rights evidenced by the shares of the Company’s common stock were materially limited or qualified by the issuance or modification of any other class of securities.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securityholders

During the period covered by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 22, 2003.

(a)     The Company’s annual meeting of shareholders was held on May 22, 2003.
(b)     The nominees for the Board of Directors of the Company are identified below.
(c)     With respect to the election of directors, the inspector of election tabulated the following votes:

Nominee for Office	Number of Votes For	Number of Votes Withheld
Kenneth F. Davis	38,357,480	283,418
Michael E. Glassock, III	38,331,224	309,674
Rosdon Hendrix	38,356,677	284,221
Dan R. Lee	37,874,314	766,584
Gene R. McGrevin	35,271,801	3,369,067
Ronald L. Smorada	38,341,770	299,128

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Description

3.1(1)	Articles of Incorporation of Isolyser Company, Inc.

3.2(2)	Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc.

3.3(3)	Amended and Restated Bylaws of Isolyser Company, Inc.

4.1(1)	Specimen Certificate of Common Stock

4.2	Fifth Amendment Agreement dated as of August 7, 2003, to the Amended and Restated Credit Agreement, dated as of May 14, 2001, among Microtek Medical Holdings, Inc., Microtek Medical, Inc. and JP Morgan Chase Bank

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-83474).

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 23, 2002.

(b)	The registrant filed the following Forms 8-K during the quarter ended June 30, 2003:

(i)	On April 17, 2003 the registrant filed a Form 8-K dated April 10, 2003 pursuant to Item 5 reporting a change in the Company’s independent auditor.

(ii)	On May 6, 2003 the registrant furnished a Form 8-K dated May 6, 2003 pursuant to Item 12 announcing its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2003.

MICROTEK MEDICAL HOLDINGS, INC.

By: /s/ Dan R. Lee
Dan R. Lee Chairman, President & Chief Executive Officer (principal executive officer)

By: /s/ Roger G. Wilson
Roger G. Wilson Chief Financial Officer (principal financial officer)

1641220v2