Form 10-Q
period 2003-09-30
MICROTEK MEDICAL HOLDINGS INC
filed 2003-11-12
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003	Commission File No. 0-24866

MICROTEK MEDICAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1746149
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes   X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 7, 2003

Common Stock, $.001 par value	42,454,547

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended September 30, 2003 and September 30, 2002 and for the Nine Months ended September 30, 2003 and September 30, 2002

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2003 and September 30, 2002

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

Assets	September 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$9,791	$9,823
Accounts receivable, net	16,480	15,029
Other receivables	284	448
Inventories	29,779	24,794
Prepaid expenses and other assets	3,228	1,486

Total current assets	59,562	51,580

Property and equipment	25,383	23,312
Less accumulated depreciation	(18,162)	(16,659)

Property and equipment, net	7,221	6,653

Intangible assets, net	30,311	29,392
Deferred income taxes	8,414	5,638
Other assets	3,997	3,433

Total assets	$109,505	$96,696

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,611	$5,118
Accrued expenses	4,018	3,281
Current portion of long-term debt	393	231

Total current liabilities	13,022	8,630

Long-term debt, net of current portion	4,166	7,136
Other long-term liabilities	2,006	2,044

Total liabilities	19,194	17,810

Shareholders' equity:
Common stock	44	43
Additional paid-in capital	213,211	211,505
Accumulated deficit	(119,877)	(130,222)
Accumulated other comprehensive loss, net	(47)	(87)

	93,331	81,239
Treasury shares, at cost	(3,020)	(2,353)

Total shareholders' equity	90,311	78,886

Total liabilities and shareholders' equity	$109,505	$96,696

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net sales	$24,342	$21,808	$72,202	$63,448
Licensing revenues	--	357	--	1,070

Net revenues	24,342	22,165	72,202	64,518
Cost of goods sold	14,555	13,597	43,814	38,889

Gross profit	9,787	8,568	28,388	25,629
Operating expenses:
Selling, general and administrative	7,843	6,579	22,591	20,496
Research and development	235	155	713	572
Amortization of intangibles	102	114	327	342

Total operating expenses	8,180	6,848	23,631	21,410

Income from operations	1,607	1,720	4,757	4,219

Interest income	17	35	66	110
Interest expense	(57)	(148)	(200)	(518)
Equity in earnings of investee	56	10	79	27
Other income	982	--	982	47

Income before income taxes	2,605	1,617	5,684	3,885

Income tax (benefit) expense	(2,336)	135	(4,661)	285

Net income	$4,941	$1,482	$10,345	$3,600

Other comprehensive income (loss):
Foreign currency translation
gain, net	17	49	86	158
Unrealized gain (loss) on available
for sale securities, net	(52)	6	(46)	(17)

Comprehensive income	$4,906	$1,537	$10,385	$3,741

Net income per common share -
Basic	$0.12	$0.04	$0.25	$0.09

Diluted	$0.11	$0.03	$0.24	$0.08

Basic weighted average number of
common shares outstanding	42,154	42,112	42,111	42,159

Diluted weighted average number of
common shares outstanding	43,451	42,453	43,010	42,948

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Cash flows from operating activities:
Net income	$10,345	$3,600

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,663	1,802
Amortization of intangibles	327	342
Provision for doubtful accounts	605	155
Deferred income taxes	(4,881)	--
Licensing revenues	--	(1,070)
Gain on sale of product line	(982)	--
Other	(79)	140
Changes in operating assets and liabilities	(2,789)	1,193

Net cash provided by operating activities	4,209	6,162

Cash flows from investing activities:
Purchase of and deposits for property and equipment	(1,708)	(1,308)
Proceeds from sale of product line	400	--

Net cash used in investing activities	(1,308)	(1,308)

Cash flows from financing activities:
Net repayments under credit agreements	(3,306)	(5,492)
Changes in bank overdraft	166	140
Repayments under notes payable	(31)	(429)
Proceeds from exercise of stock options	424	487
Repurchase of treasury stock	(667)	(647)
Proceeds from issuance of common stock	395	454

Net cash used in financing activities	(3,019)	(5,487)

Effect of exchange rate changes on cash	86	158

Net decrease in cash and cash equivalents	(32)	(475)
Cash and cash equivalents at beginning of period	9,823	10,587

Cash and cash equivalents at end of period	$9,791	$10,112

Supplemental disclosures of noncash investing and
financing activities:
Note receivable from sale of product line	$903	$--

Capital lease liability for purchase of equipment	$529	$--

Common stock issuance pursuant to patent issuance	$888	$--

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) develop, manufacture, and market proprietary and other products and services for patient care, occupational safety and management of potentially infectious and hazardous waste primarily for the domestic healthcare market, which represents one business segment. The Company markets its products to hospitals and other end users through a broad distribution system consisting of multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. The Company also markets certain of its products through custom procedure tray companies. The Company’s revenues are generated through two operating units, Microtek Medical, Inc. (“Microtek”), a subsidiary of the Company, and OREX Technologies International (“OTI”), an operating division. Microtek is the core business of the Company. OTI has recently commercialized its patented technology in the nuclear industry.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for the interim periods are not necessarily indicative of results to be expected for the full year. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “Annual Report”).

2.	CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. During the nine months ended September 30, 2003, there have been no material changes to any of the Company’s critical accounting policies.

3.	NEWLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that any financial instrument that is within the scope of SFAS 150 be classified as a liability. The Company adopted and applied the provisions of SFAS 150 to financial instruments entered into or modified after May 31, 2003, and otherwise adopted SFAS 150 on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial position or results of operation.

4.	INVENTORIES

Inventories are stated at the lower of cost or market. The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are summarized by major classification at September 30, 2003 and December 31, 2002 as follows (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$11,197	$10,454
Work-in-progress	1,259	1,009
Finished goods	17,323	13,331

Total inventories	$29,779	$24,794

At September 30, 2003 and December 31, 2002, the OTI inventories approximated $4.2 million and $2.2 million, respectively. Included in OTI inventories at September 30, 2003 and December 31, 2002 were finished goods of $2.8 million and $431 thousand, respectively, and raw materials of $1.4 million and $1.7 million, respectively.

5.	PATENT ISSUANCE COSTS

On February 16, 2001, the Company acquired the assets of MICROBasix LLC for approximately $675 thousand in cash and the issuance of 250 thousand shares of the Company’s common stock having a market value of approximately $265 thousand. The purchase agreement also provided for contingent cash payments and share issuances upon the issuance of a United States Patent covering the technologies, products and services providing disposal and volume reduction of low-level radioactive waste for the nuclear industry. On September 23, 2003, U.S. Patent No. 6,623,643 was issued covering the process for treatment of waste streams containing water-soluble polymers, specifically in the nuclear industry. Accordingly, the Company made the required cash payments totaling $200 thousand and issued an additional 250 thousand shares of the Company’s common stock having a market value on the patent issuance date of approximately $900 thousand. These additional patent costs of approximately $1.1 million are being amortized over the expected patent life of approximately 16 years.

6.	ACQUISITIONS AND DISPOSITIONS

Effective November 29, 2002, Microtek acquired the surgical drape product line of Gyrus ENT, LLC. This acquisition was accounted for under the purchase method, and accordingly, the results of operations related to the acquired assets have been included in the accompanying consolidated financial statements from the date of acquisition. The preliminary allocation of the total estimated purchase price of approximately $4.2 million in cash, as adjusted through September 30, 2003 and subject to adjustment in 2003 until finalized, resulted in approximately $3.5 million of goodwill as follows (in thousands):

Total estimated purchase consideration		$4,185
Allocated to:
Inventory	$ 625
Property and equipment	50

Total allocation		675

Goodwill		$3,510

Effective September 26, 2003, Microtek sold substantially all of its assets related to the manufacture and sale of three of its safety products for a total consideration of approximately $1.3 million, consisting of $400 thousand in cash and a note receivable for approximately $903 thousand. The note receivable bears interest at seven percent and is payable in 36 monthly installments of principal and interest of approximately $9 thousand beginning in December 2003, a scheduled payment of approximately $103 thousand in February 2004 and a final balloon payment representing all remaining principal and accrued interest on December 15, 2006. In conjunction with the sale, the Company recorded a gain of approximately $982 thousand. The cash proceeds from the sale were used to repay outstanding borrowings on the Company’s Credit Agreement.

7.	INVESTMENT IN AVAILABLE FOR SALE SECURITIES

In February 2000, the Company paid $249 thousand for approximately a 7.5% interest in Consolidated Ecoprogress Technology, Inc., a Canadian technology marketing company focused on developing and selling biodegradable and disposable absorbent products such as diapers, feminine hygiene, adult incontinence and other products. This investment is classified in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as available for sale securities and is stated at fair value. Unrealized gains and losses in the investment’s fair market value are recorded as a separate component of shareholders’ equity, and unrealized losses that are other than temporary are recognized in net income. During the quarter ended September 30, 2002, the Company recognized an impairment loss of $55 thousand related to an other-than-temporary decline in the value of this investment. There were no such impairment losses recognized during the nine months ended September 30, 2003. The fair value of this investment as of September 30, 2003 and December 31, 2002 was approximately $43 thousand and $89 thousand, respectively.

8.	LONG-TERM DEBT

The Credit Agreement. The Company maintains a credit agreement with a Bank (the “Credit Agreement”). As amended to date, the Credit Agreement provides for a $17.5 million revolving credit facility, which matures on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (4.5% at September 30, 2003) or LIBOR plus an interest margin (2.69% at September 30, 2003). Borrowing availability under the revolving facility at September 30, 2003 and December 31, 2002 was $13.6 million and $14.7 million, respectively. There were outstanding borrowings under the revolving credit facility of $3.8 million at September 30, 2003 and $7.1 million at December 31, 2002. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net worth, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At September 30, 2003 and December 31, 2002, the Company was in compliance with all of its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at September 30, 2003 or December 31, 2002. The Credit Agreement also provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt. On October 19, 2000, the Company acquired certain assets and assumed certain liabilities of Lingeman Medical Products, Inc. In conjunction with this acquisition, the Company issued a promissory note in the amount of $675 thousand, payable in three equal annual installments and bearing interest at the Prime Rate, as adjusted at the beginning of each calendar quarter (4.0% at July 1, 2003). The promissory note is subordinated to the Credit Agreement. The final installment under the promissory note of $225 thousand is payable in October 2003. At September 30, 2003, the Company is also obligated under a long-term capital lease for approximately $504 thousand. This obligation bears interest at approximately 5.5% and matures in August 2006.

The carrying value of long-term debt at September 30, 2003 and December 31, 2002 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

9.	EARNINGS PER SHARE

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic Shares	42,154	42,112	42,111	42,159
Dilutive Shares (due to stock options)	1,297	341	899	789

Diluted Shares	43,451	42,453	43,010	42,948

For the three months and nine months ended September 30, 2003, options to purchase approximately 446 thousand and 867 thousand shares, respectively, were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. Antidilutive shares for the three months and nine months ended September 30, 2002 were 1.6 million and 760 thousand, respectively.

10.	STOCK-BASED COMPENSATION PLANS

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	48.1%	51.0%	29.5%	51.0%
Risk free interest rate	4.5%	4.5%	4.0%	4.5%
Forfeiture rate	0.0%	0.0%	0.0%	0.0%
Expected life, in years	10.0	10.0	9.7	10.0

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$4,941	$1,482	$10,345	$3,600
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(722)	(188)	(1,210)	(607)

Pro forma net income	$4,219	$1,294	$9,135	$2,993

Net income per share:
Basic - as reported	$0.12	$0.04	$0.25	$0.09

Diluted - as reported	$0.11	$0.03	$0.24	$0.08

Basic - pro forma	$0.10	$0.03	$0.22	$0.07

Diluted - pro forma	$0.10	$0.03	$0.21	$0.07

11.	STOCK REPURCHASE PROGRAM

In 2002, the Board of Directors amended the Company’s existing stock repurchase program to authorize the repurchase of an aggregate of 2.0 million shares through December 31, 2003. A total of 50 thousand shares and 255 thousand shares were repurchased under this program during the three months ended September 30, 2003 and the nine months ended September 30, 2003, respectively. As of September 30, 2003, the Company had repurchased approximately 1.3 million shares for an aggregate repurchase price of approximately $2.6 million.

12.	COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net revenues for the three months ended September 30, 2003 (the “2003 Quarter”) were $24.3 million, an increase of $2.2 million or 9.8 percent from the $22.2 million of net revenues reported for the three months ended September 30, 2002 (the “2002 Quarter”). Net revenues for the nine months ended September 30, 2003 (the “2003 Period”) were $72.2 million, an increase of $7.7 million or 11.9 percent over the $64.5 million in net revenues reported for the nine months ended September 30, 2002 (the “2002 Period”). Excluding licensing revenues associated with the amortization of the $10.5 million payment by Allegiance allocated to the Company’s Supply and License Agreement with Allegiance, net revenues in the 2002 Quarter and 2002 Period were $21.8 million and $63.4 million, respectively. There were no license revenues recorded in the 2003 Quarter or 2003 Period.

For the 2003 Quarter, Microtek’s net revenues totaled $23.0 million, an increase of $1.8 million or 8.4 percent over Microtek’s net revenues of $21.2 million in the 2002 Quarter. Microtek’s net revenues for the 2003 Period increased by $5.4 million to $67.9 million from $62.5 million in the 2002 Period. The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues for the 2003 Quarter and 2002 Quarter and for the 2003 Period and the 2002 Period:

	Three months ended September 30, 2003		Three months ended September 30, 2002
	Amount	% of Total	Amount	% of Total
Domestic	$19.7	85.8%	$17.8	84.0%
International	3.3	14.2%	3.4	16.0%

Total	$23.0	100.0%	$21.2	100.0%

	Nine months ended September 30, 2003		Nine months ended September 30, 2002
	Amount	% of Total	Amount	% of Total
Domestic	$57.5	84.7%	$53.3	85.2%
International	10.4	15.3%	9.2	14.8%

Total	$67.9	100.0%	$62.5	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories: branded hospital and contract manufacturing (commonly referred to as OEM). Included in the Company’s OEM revenues are sales of products to custom procedure tray companies and other “non-branded” or private label customers. Microtek’s domestic revenues in the 2003 Quarter increased by $1.9 million due to an increase of $900 thousand, or 9.1 percent, in Microtek’s branded hospital revenues and an increase of $1 million, or 13.0 percent, in Microtek’s OEM revenues. Branded hospital revenue growth in the 2003 Quarter over the 2002 Quarter was demonstrated in Microtek’s domestic equipment and patient drape business (an increase of $327 thousand or 5.5 percent) and in its CleanOp product line (an increase of $615 thousand or 40.5 percent). Microtek’s international net revenues were $3.3 million for the 2003 Quarter, a decline of $100 thousand from the 2002 Quarter.

On a year-to-date basis, Microtek’s domestic revenues in the 2003 Period increased by $4.2 million due to an increase of $3.3 million, or 11.3 percent, in Microtek’s branded hospital revenues and an increase of $920 thousand in Microtek’s OEM revenues. Branded hospital net revenues increased in the 2003 Period due primarily to a $2.2 million increase in revenues from the CleanOp product line and to growth of 9.0 percent in Microtek’s domestic equipment and patient drape revenues. These increases in branded hospital net revenues were offset by a decrease of $568 thousand in safety products revenues in the 2003 Period. Microtek’s international revenues for the 2003 Period were $10.4 million, or $1.2 million more than the $9.2 million reported for the 2002 Period.

OTI’s net revenues were $1.3 million in the 2003 Quarter versus $951 thousand in the 2002 Quarter. OTI’s net revenues were $4.3 million in the 2003 Period as compared to $2.0 million in the 2002 Period. Licensing revenues in the 2002 Quarter and 2002 Period were $357 thousand and $1.1 million, respectively. There were no licensing revenues recorded in the 2003 Quarter and 2003 Period. Included in OTI’s net revenues for the 2003 Quarter and 2003 Period were revenues related to its nuclear operations of $835 thousand and $3.0 million, respectively, as compared to revenues from nuclear operations of $356 thousand and $470 thousand in the 2002 Quarter and 2002 Period, respectively. The growth of OTI’s nuclear revenues is attributable to growing nuclear industry usage and acceptance of the OREX products. The balance of OTI’s net revenues is attributable to sales of certain of the OREX raw materials inventory and amounted to $504 thousand in the 2003 Quarter and $1.3 million in the 2003 Period as compared to $239 thousand and $427 thousand, in the 2002 Quarter and 2002 Period, respectively.

Gross profit margins in the 2003 Quarter and 2003 Period were 40.2 percent and 39.3 percent, respectively, compared to gross profit margins of 38.7 percent recorded in the 2002 Quarter and 39.7 percent recorded in the 2002 Period. The 2002 Quarter and 2002 Period benefited from the amortization of deferred licensing revenues of $357 thousand and $1.1 million, respectively, which had no associated costs. Excluding the impact of the deferred licensing revenues in 2002, the Company’s gross profit margins in the 2002 Quarter and 2002 Period were 37.7 percent and 38.7 percent, respectively, approximately 2.5 percentage points and one-half of a percentage point lower than the actual gross profit margins for the 2003 Quarter and 2003 Period, respectively. The gross profit margin improvements in 2003 are attributable to cost reductions and efficiency and utilization improvements.

Operating expenses in the 2003 Quarter were 33.6 percent of net revenues versus 30.9 percent of net revenues in the 2002 Quarter. For the 2003 Period, operating expenses were 32.7 percent of net revenues as compared to 33.6 percent of net revenues for the 2002 Period. Selling, general and administrative expenses were $7.8 million or 32.2 percent of net revenues in the 2003 Quarter, versus $6.6 million or 29.7 percent of net revenues in the 2002 Quarter. For the 2003 Period, selling, general and administrative expenses were $22.6 million or 31.3 percent of net revenues, as compared to $20.5 million or 31.8 percent of net revenues in the 2002 Period. The increases in the absolute dollar amount of selling, general and administrative expenses in the 2003 Quarter and 2003 Period are attributable to the Company’s additional investment in branded sales and marketing and higher distribution and other variable selling costs.

Research and development expenses in the 2003 Quarter and 2003 Period were $235 thousand and $713 thousand, respectively, as compared to $155 thousand and $572 thousand in the 2002 Quarter and 2002 Period, respectively. OTI’s research and development expenses, substantially all of which are related to the nuclear industry, decreased by $64 thousand and $286 thousand in the 2003 Quarter and 2003 Period, respectively, as compared to the 2002 Quarter and 2002 Period. Offsetting these decreases was an increase in Microtek’s research and development expenses of $144 thousand and $427 thousand in the 2003 Quarter and 2003 Period, respectively, related to an expanded product development program which includes numerous product enhancements and new product introductions planned for 2003 and 2004.

Amortization of intangibles in the 2003 Quarter and 2003 Period was $102 thousand and $327 thousand, respectively, and was consistent with amortization expense recorded in the 2002 Quarter and 2002 Period.

Income from operations for the 2003 Quarter and 2003 Period was $1.6 million and $4.8 million, respectively, versus $1.7 million in the 2002 Quarter and $4.2 million in the 2002 Period. For the 2003 Quarter, Microtek’s income from operations of $1.7 million was consistent with income from operations recorded in the 2002 Quarter. For the 2003 Period, Microtek’s income from operations was $4.8 million, approximately $100 thousand more than the income from operations recorded in the 2002 Period. The Company’s OTI division reported an operating loss of $54 thousand in the 2003 Quarter versus operating income of $32 thousand for the 2002 Quarter. OTI’s operating loss in the 2003 Period was $60 thousand, an 87.6 percent improvement over the operating loss of $485 thousand recorded in the 2002 Period.

During the 2003 Quarter, the Company recorded a gain of approximately $982 thousand related to the sale of substantially all of the assets related to the manufacture and sale of certain of its non-strategic safety products. The sale price totaled approximately $1.3 million, consisting of $400,000 in cash and a note receivable for approximately $903 thousand.

Interest expense, net of interest income, was $40 thousand and $134 thousand in the 2003 Quarter and 2003 Period, respectively, as compared to $113 thousand and $408 thousand in the 2002 Quarter and 2002 Period, respectively. The decreases in net interest expense in the 2003 Quarter and 2003 Period as compared to the 2002 Quarter and 2002 Period are attributable to lower average borrowings under the Company’s revolving credit facility and declining interest rates during the 2003 Quarter and 2003 Period and was slightly offset by lower interest income on cash and cash equivalents due to lower average interest rates.

The Company’s provision for income taxes in the 2003 Quarter and 2003 Period reflects a net income tax benefit of approximately $2.3 million and $4.7 million, respectively. During the 2003 Quarter, the Company recorded an income tax benefit of approximately $2.4 million related to the decrease in the Company’s valuation allowance with respect to certain of its deferred tax assets, bringing the total income tax benefit related to the decrease in the Company’s deferred tax asset valuation allowance for the 2003 Period to approximately $4.9 million. The income tax benefit portion of the provision for income taxes in the 2003 Quarter and 2003 Period amounted to approximately $0.05 and $0.11 per diluted share, respectively. Offsetting these income tax benefits was the Company’s state and foreign income tax provision for the 2003 Quarter and 2003 Period of approximately $30 thousand and $220 thousand, respectively. The Company’s provision for income taxes in the 2002 Quarter and 2002 Period consisted entirely of state and foreign income taxes of approximately $135 thousand and $285 thousand, respectively.

The resulting net income for the 2003 Quarter was $4.9 million, or $0.12 per basic share and $0.11 per diluted share, bringing the Company’s net income for the 2003 Period to $10.3 million, or $0.25 per basic share and $0.24 per diluted share. The Company’s earnings for the 2003 Quarter and the 2003 Period represent increases of approximately $3.5 million and $6.7 million over the net income reported for the 2002 Quarter and the 2002 Period, respectively.

Liquidity and Capital Resources

As of September 30, 2003 and December 31, 2002, the Company’s cash and cash equivalents totaled $9.8 million.

During the 2003 Period, the Company’s operating activities provided cash of $4.2 million as compared to $6.2 million in the 2002 Period. The decrease in cash provided by operating activities in the 2003 Period is attributable to increases in the Company’s accounts receivable and inventory balances resulting from higher net revenues and working capital expansion related to the successful commercialization of OTI’s nuclear business and Microtek’s expanding operations. Cash used in investing activities in the 2003 Period consisted of the purchase of property and equipment of $1.7 million offset by cash proceeds from the safety product line sale of $400 thousand as compared to purchases of property and equipment totaling $1.3 million in the 2002 Period. During the 2003 Period, cash used in financing activities was $3.0 million. Net repayments under the Company’s Credit Agreement in the 2003 Period were $3.3 million, and repayments of other long-term debt agreements in the 2003 Period totaled $31 thousand. During the 2003 Period, the Company received $424 thousand in proceeds from the exercise of stock options, generated $395 thousand from the issuance of stock and purchased 255 thousand shares of stock for $667 thousand. During the 2002 Period, cash used in financing activities was $5.5 million and consisted primarily of net repayments under the Company’s Credit Agreement of $5.5 million, and repayments of $429 thousand under other long-term debt agreements. During the 2002 Period, the Company received $487 thousand in proceeds from the exercise of stock options, generated $454 thousand from the issuance of stock and purchased 335 thousand shares of stock for $647 thousand.

The Company maintains a $17.5 million credit agreement (as amended to date, the “Credit Agreement”) with the JP Morgan Chase Bank (the “Bank”), consisting of a revolving credit facility maturing on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Outstanding borrowings under the revolving credit facility were $3.8 million and $7.1 million at September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, the Company had additional borrowing availability under the revolving facility of $9.7 million. As of November 7, 2003, the Company’s total borrowing availability under the revolving facility was $14.2 million, of which the Company had borrowed $3.3 million. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (4.5% at November 7, 2003) or LIBOR plus an interest margin (2.69% at November 7, 2003). At September 30, 2003, the Company was in compliance with its financial covenants under the Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company’s interest expense. At September 30, 2003, the Company had $4.1 million of long-term or short-term debt bearing interest at floating rates. Because these rates are variable, a 1% increase in interest rates would have resulted in additional interest expense of approximately $13 thousand and $49 thousand for the three months and nine months ended September 30, 2003, respectively, and a 1% reduction in interest rates would have resulted in reduced interest expense of approximately $13 thousand and $49 thousand for the three months and nine months ended September 30, 2003.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, the Company carried out an evaluation (the “Evaluation”) of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the Evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures provided reasonable assurance as of the end of the quarter for which this report is being filed that (i) information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of the Company’s disclosure and internal controls and procedures. The Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, does not expect that the Company’s controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

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

On September 23, 2003, the Company issued 200,000 shares of the Company’s common stock to an accredited investor as deferred, contingent purchase price in connection with the acquisition of certain assets of MICROBasix LLC under a transaction originally completed on February 16, 2001. Exemption from the registration provisions of the Securities Act for this transaction was claimed under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transaction did not involve any public offering, the purchaser was sophisticated with access to the kind of information registration would provide and that the purchaser acquired such securities without a view to distribution thereof.

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

_________________

(1)     Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-83474).

(2)     Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)     Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 23, 2002.

(b)	Reports on Form 8-K

On July 2, 2003, the registrant furnished a Current Report on Form 8-K dated July 2, 2003 pursuant to Item 9 (including Item 12 information) announcing the Company’s anticipated net revenues for the quarter and six-month period ended June 30, 2003.

On August 5, 2003, the registrant furnished a Current Report on Form 8-K dated August 5, 2003 pursuant to Item 9 (including Item 12 information) announcing the Company’s results of operations for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 11, 2003.

MICROTEK MEDICAL HOLDINGS, INC.

By: /s/ Dan R. Lee
Dan R. Lee Chairman, President & Chief Executive Officer (principal executive officer)

By: /s/ Roger G. Wilson
Roger G. Wilson Chief Financial Officer (principal financial officer)