Form 10-K
period 2003-12-31
MICROTEK MEDICAL HOLDINGS INC
filed 2004-03-15
CIK 929299

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Yes ☒    No ☐

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant based on the sale price at which the common equity was last sold as reported on The Nasdaq Stock Market as of June 30, 2003, was approximately $83.2 million. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

At March 5, 2004, there were outstanding 42,915,912 shares of the registrant’s common stock, $.001 par value per share.

Documents incorporated by reference: Portions of the Registrant’s proxy statement relating to the 2004 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Note: The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. The actual results of Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Business”, particularly “Business - Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company’s actual results for 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in “Business - Risk Factors” in this Form 10-K.

PART I.

ITEM 1.	BUSINESS

General

Microtek Medical Holdings, Inc. (the “Company”) currently has two primary operating units. The Company conducts substantially all of its operations through Microtek Medical, Inc. (“Microtek”), a Company subsidiary. OREX Technologies International (“OTI”), a division of the Company, focuses on the commercialization of the Company’s OREX degradable products and disposal technologies to the nuclear power generating industry.

Microtek, a market leading healthcare company within its area of focus, manufactures and sells infection control products, fluid control products, safety products and other products to healthcare professionals for use in environments such as operating rooms and ambulatory surgical centers. Microtek’s core product line consists of a large variety of disposable equipment drapes and specialty patient drapes. Microtek has established a broad distribution system through multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. Additionally, Microtek has a strong presence as a branded component supplier to custom procedure tray companies. As a result of the acquisition of substantially all of the assets of Plasco, Inc. effective November 1, 2003, Microtek acquired (1) a branded line of fluid management products such as intravenous bags, (2) a set of proprietary emergency medical products including a patented CPR shield system that prevents contamination from mouth-to-mouth resuscitation and a patented vacuum system used to immobilize or splint injured limbs, and (3) additional contract manufacturing business.

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

The Company was incorporated in Georgia in 1987. The Company’s internet address is www.microtekmed.com. The Company makes available free of charge, through its web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such materials with or furnishes such materials to, the Securities and Exchange Commission. Information contained on the web site is not part of this report.

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

Commercializing OREX Degradables. The Company seeks to commercialize its OREX Degradable products by improving the product to better satisfy customer needs and provide added value. The Company seeks to achieve these goals through offering materials with superior product performance and contamination control characteristics, while reducing material costs on a life cycle basis from materials purchasing through disposal and accomplishing the foregoing in an ecologically beneficial way. Through OTI, the Company currently focuses primarily on the nuclear power industry in seeking to commercialize its OREX Degradable products. There can be no assurance that OREX Degradables will achieve or maintain substantial acceptance in their target markets. See “Risk Factors – History of Net Losses” and “-OREX Commercialization Risks”.

Products and Markets

Infection Control Products

Consistent with its niche market strategy, Microtek is actively engaged in the development of new products and the refinement of its existing products to respond to the needs of its customers and the changing technology of the medical products industry. Many of the Company’s product innovations have been generated from requests by the Company’s customers, equipment companies and health care professionals for products to be custom designed to address specified problems in the operating room and ambulatory surgical center environments. The Company also monitors trends in the health care industry and performs market research in order to evaluate new product ideas. No assurance can be given that any new product will be successfully developed or that any newly developed product will achieve or sustain market acceptance.

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

Patient Drapes. Microtek manufactures and sells both non-woven and plastic patient drapes. Microtek’s non-woven patient drapes are limited to specialty patient drapes with various enhancements, such as fluid collection pouches, incise and unique procedure-specific designs. For example, angiography drapes are specially designed patient drapes used in angiography procedures. Microtek acquired its line of angiography drapes as a result of the acquisition by Microtek from Deka Medical, Inc. (“Deka”) of substantially all of the assets of Deka in March 2001.

Safety Products and Other Products. Microtek manufactures and sells a leading line of encapsulation products for the management of potentially infectious and hazardous waste. This product line, sold under the names Isosorb and LTS-Plus, is comprised of super-absorbent powders which convert potentially infectious liquid waste to a solid form. These products are typically added to a suction canister or other fluid collection device in which fluids are collected during surgery or in wound drainage after surgery to solidify such fluids, thereby facilitating handling, transportation and disposal. Isosorb solidifies liquid waste without any germicidal component, and LTS-Plus, which is registered with the Environmental Protection Administration (EPA) as a medical waste treatment product. This registration adds the extra benefit to the end-user of being able to dispose of LTS-Plus treated waste directly in a landfill, where local regulation permits. See “-Government Regulation”. During 2003, the Company sold certain non-strategic components of its safety products including its former Sharps Management System.

Other products manufactured and sold by Microtek include kits to facilitate cleanup of operating rooms after use called CleanOp products, Venodyne pneumatic pumps and disposable compression sleeves used in reducing deep vein thrombosis, decanters used for sterile transfer of fluids, specially designed disposable pouches or fluid-control products which are attached to patient drapes to collect fluids, and wound evacuation products.

Additionally, the product lines acquired in conjunction with the Plasco acquisition consist of fluid management sets and numerous emergency medical products, including a patented CPR shield system that prevents contamination from mouth-to-mouth resuscitation and a patented immobilizer vacuum system.

Equipment and patient drapes generated 55.8 percent of the Company’s revenues in 2003 as compared to 58.7 percent in 2002 and 64.1 percent in 2001. Safety product revenues were 5.5 percent, 7.2 percent and 9.6 percent of the Company’s revenues in 2003, 2002 and 2001, respectively. CleanOp product revenues represented 8.8 percent, 6.7 percent and 4.1 percent of the Company’s revenues in 2003, 2002 and 2001, respectively. Venodyne product revenues represented 5.4 percent, 6.0 percent and 6.2 percent of the Company’s revenues in 2003, 2002 and 2001, respectively. Revenues from the acquired Plasco product lines for the two months ended December 31, 2003 amounted to $1.1 million or 1.1 percent of the Company’s revenues in 2003. International sales by Microtek during 2003, 2002 and 2001 were $13.4 million, $11.8 million and $9.9 million, respectively.

OREX Degradables

OREX Degradables are a combination of materials and products that provide protection to people and the environment while providing cost effective solutions to the problems associated with solid waste reduction and disposal. These materials and products may include woven and nonwoven fabrics, resin, film, hard plastics and extruded products. OREX Degradables perform like traditional disposable and reusable products; however, unlike traditional products, OREX Degradables can be degraded or dissolved in hot water in a specially designed OREX Processor after use for disposal through the municipal sewer system or other specialty engineered treatment and disposal systems. OREX Degradables have market opportunities in various industries. See “Risk Factors – History of Net Losses”, “- OREX Commercialization Risks”, “- OREX Manufacturing and Supply Risks” and “- OTI Regulatory Risks”.

Due to a number of factors including the Company’s program to reduce its costs, the Company is currently focused, through its OTI division, on commercializing its OREX Degradable products and processing technology primarily in nuclear power markets. OTI’s nuclear products consist of protective clothing products such as coveralls, hoods and booties. These products are used in the nuclear power industry to help protect people from radioactive contamination, primarily in connection with periodic maintenance and re-fueling of nuclear power systems. As a part of such use, the products may become contaminated. As a result, such products are required to be treated after use as low-level radioactive materials and thereby become subject to regulations addressing the manner in which they are processed and disposed. OTI owns a processing system called MICROBasix which may be used to process OREX products. The MICROBasix processing system substantially reduces the volume of OREX products, separates radioactive contaminants and facilitates the disposal of processed by-product material. The Company has received favorable responses from large nuclear power facilities using the Company’s products. Nuclear industry revenues in 2003 amounted to 3.9 percent of the Company’s consolidated net revenues and less than one percent of the Company’s consolidated net revenues in 2002.

OTI maintains a service, marketing and processing alliance with Eastern Technologies, Inc. (ETI), a small, privately held enterprise providing protective clothing and laundering services to the nuclear power industry. Under this relationship, ETI’s Alabama facility has become the site for a centralized MICROBasix processor facility. ETI has agreed to pay OTI a percentage of the price charged by ETI to its customers for processing services. Subject to certain conditions, ETI maintains exclusive rights to process the OREX materials in the United States and Canada through December 31, 2006. Under a License and Supply Agreement between OTI and ETI, ETI serves as a nonexclusive distributor of single use OREX products to the nuclear power industry.

OTI engages in the strategy of relying upon third parties for selling, marketing and manufacturing its OREX Degradables line of products. See “- Marketing and Distribution”, “- Manufacturing and Supplies”, “Risk Factors – History of Net Losses”, “-OREX Commercialization Risks” and “-OREX Manufacturing and Supply Risks”.

Marketing and Distribution

Substantially all of the Company’s sales in 2003 were made to the healthcare industry.

As of December 31, 2003, the Company’s marketing and sales force consisted of 53 sales representatives, 40 of whom are employed by the Company and 13 of whom are independent representatives, nine field sales managers, four home office sales managers, 16 marketing managers, and 28 persons in customer support. This marketing and sales force represents the Company’s infection control products and does not market or sell the Company’s OREX products and services.

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

The Company’s top three customers accounted for approximately 28.1 percent of the Company’s total revenues during 2003. Of these customers, Cardinal Healthcare accounted for approximately 14.7 percent of the Company’s total sales during 2003.

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

The Company’s total international sales during 2003, 2002 and 2001 were $13.4 million, $11.8 million and $9.9 million, respectively. Outside the United States, the Company markets its products principally through a network of approximately 188 different dealers and distributors. As of December 31, 2003, the Company also had four sales representatives operating in international markets, and maintains an office and warehouse distribution center near Manchester, England.

Manufacturing and Supplies

The Company manufactures its infection control products at its facilities in Columbus, Mississippi; Tyler, Texas; Athens, Texas; the Dominican Republic; Gurnee, Illinois; and Acuna, Mexico. The Company’s facilities in Columbus, Mississippi and Gurnee, Illinois also serve as distribution centers for certain of the Company’s products. The Company also utilizes a facility in Jacksonville, Florida as a distribution point for the receipt and shipment of product and for light manufacturing and maintains a distribution facility near Manchester, England. Through the Company’s relationship with Global Resources, the Company uses contract manufacturers in China for certain of its infection control products when advantageous.

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

The Company currently relies exclusively on domestic and foreign independent manufacturers to supply OREX products to the Company’s customers. Through its relationship with Global Resources, the Company uses contractors in China to manufacture spunlaced OREX fabric and to convert roll goods into finished products for sale by the Company. The Company’s requirements (which to date have been modest) for OREX film products are currently being supplied by contract manufacturers. See “Risk Factors – OREX Manufacturing and Supply Risks”.

Order Backlog

At December 31, 2003, the Company’s order backlog totaled approximately $383,000 compared to approximately $960,000 (in each case net of any cancellations) at December 31, 2002. All backlog orders at December 31, 2003 are expected to be filled during the first quarter of 2004. Microtek typically sells its products pursuant to written purchase orders which generally may be canceled without penalty prior to shipment of the product. Accordingly, the Company does not believe that the level of backlog orders at any date is material or indicative of future results.

Technology and Intellectual Property

The Company seeks to protect its technology by, among other means, obtaining patents and filing patent applications for technology and products that it considers important to its business. The Company also relies upon trade secrets, technical know-how, innovation and market penetration to develop and maintain its competitive position.

The Company holds numerous patents issued by the United States Patent and Trademark Office relating to several aspects of its OREX line of products, including several patents concerning methods of manufacture, methods of use, and methods of disposal, and patents covering several of the OREX products themselves. Included among these patents are: (1) U.S. Patent No. 5,181,967, issued in 1993 and successfully reissued (RE 36399) in 1999, covering a method of disposing particular OREX materials utensils such as procedure trays, laboratory ware, and patient care items; (2) U.S. Patent No. 5,207,837, issued in 1993 and successfully reexamined (B1 5,207,837) by the U.S. Patent Office in 1996, covering methods of disposing OREX materials that are configured into a drape, towel, cover, overwrap, gown, head cover, face mask, shoe covering, sponge, dressing, tape, underpad, diaper, wash cloth, sheet, pillow cover, or napkin; (3) U.S. Patent No. 5,181,966, issued in 1993 and successfully reexamined (B1 5,181,966) in 1996, covering methods of disposing OREX materials configured into packaging materials; (4) U.S. Patent No. 5,985,443, issued in November, 1999, covering the methods of disposing a mop head; (5) U.S. Patent No. 5,885,907, issued in March, 1999, covering particular OREX materials configured into a towel, sponge, or gauze; (6) U.S. Patent 5,650,219, issued in 1997, covering methods of disposing particular OREX materials configured into garments, linens, drapes, and towels; (7) U.S. Patent No. 5,268,222, issued in 1993, covering composite fabrics made with an OREX materials; (8) U.S. Patent No. 5,620,786, issued in 1997, covering particular OREX materials that are configured into towels, sponges or gauze; (9) U.S. Patent No. 5,707,731, issued in 1998, covering disposable mop heads made from OREX materials; (10) U.S. Patent No. 6,110,293, issued in August, 2000, describing a method of absorbing and reclaiming hydrocarbons with OREX materials and fabrics; (11) U.S. Patent No. 6,420,284, issued in July, 2002, covering saturated PVA wipes; and (12) U.S. Patent No. 6,623,643, issued in September, 2003, describing the disposal process for OREX material.

The Company also holds several patents relating to various other technologies for use in its infection control and fluid control products business as well as in its safety products business. Specifically as to its safety products, the Company holds: (13) U.S. Patent No. 5,252,340, issued in October, 1993, covering a method of producing an absorbent composition; (14) U.S. Patent No. 5,578,318, issued in November, 1996, covering consumable products containing absorbent compositions; (15) U.S. Patent No. 5,672,162, issued in September, 1997; and (16) U.S. Patent No. 5,584,825 issued in December, 1996, both of which cover closure delivery systems. Patents covering draping products include: (17) U.S. Patent No. 5,069,907, issued in December, 1991, covering surgical drapes incorporating a broad spectrum antimicrobial agent; (18) U.S. Patent No. 6,070,586 issued in June, 1997; and (19) U.S. Patent No. 6,314,958B1 issued in November, 2001, both of which cover fluid control drapes with conforming lips. Patents for use in other product lines include: (20) U.S. Patent No. 5,025,781, issued in June, 1991, covering a compression device with a safety pressure release; (21) U.S. Patent No. 5,807,317, issued in September, 1998, covering a trocar with a concave cutting surface; and (22) U.S. Patent No. 6,131,731, covering a single use germicidal mop head. The Company recently acquired the following patents in the Plasco acquisition: (23) U.S. Patent No. 4,819,628; and (24) U.S. Patent No. 6,070,574, both of which cover a mouth-to-mouth resuscitator device; (25) U.S. Patent No. 5,947,916 covering a fastening arrangement for immobilizing a limb; and (26) Design Patent No. 362,913 covering a vacuum limb support bag.

The Company’s current U.S. patent holdings will expire between the years 2007 and 2020. The Company also typically files for foreign counterpart patents on those technologies that the Company considers to be material to its business. The Company currently has about 25 applications that are pending before the U.S. Patent and Trademark Office and approximately 30 foreign counterpart applications in patent offices around the world.

The Company is not aware of any facts that would indicate that patents sought by these applications would not be issued; however, no assurances can be provided that patents will be issued from these applications. Additionally, no assurance can be given that the various components of the Company’s technology protection arrangements utilized by the Company to protect its technologies, including its patents, will be successful in preventing others from making products competitive with those offered by the Company, including OREX. See “Risk Factors - Risks Affecting Protection of Technologies”.

The Company has registered as trademarks with the U.S. Patent and Trademark Office “ISOLYSER®”, “LTS®”, “Enviroguard®”, “CLEARLENS®”, “NO-SPILL®”, “ISOSORB®”, and “MICROBASIX®”. The Company has filed U.S. applications to register various marks it uses in its business seeking to commercialize its OREX products and services in the nuclear power generating industry. Trademark registrations for “ISOLYSER®”, “OREX®” and “LTS®”, have also been granted in various foreign countries. Microtek maintains registrations of various trademarks that the Company believes are recognized within its principal markets.

Competition

The markets in which the Company competes are characterized by competition on the basis of quality, price, product design and function, environmental impact, distribution arrangements, service, customer relationship, and convenience. Many of the Company’s competitors have significantly greater resources than the Company. See “Risk Factors - Competition”, “-Low Barriers to Entry for Competitive Products” and “-Potential Erosion of Profit Margins.”

Competition for the Company’s safety products includes conventional methods of handling and disposing of medical waste. The Company is aware of a variety of absorber products and disinfectant products that are directly competitive with the Company’s Isosorb and LTS-Plus products.

The Company recently became aware that a company which provides protective clothing to the nuclear power industry may begin to offer products manufactured from PVA to the nuclear power industry. These products are expected to compete with the Company’s OREX Degradables. In addition, OREX Degradables compete with traditional disposable and reusable products currently marketed and sold by other companies. These competitors may follow strategies of aggressively marketing products competitive with OREX Degradables which would result in increasing cost pressures. In past efforts to commercialize OREX Degradables, these factors have adversely affected the Company’s ability to adjust its prices for its OREX products to take into account disposal cost savings provided by these products, and have adversely affected the Company’s ability to successfully penetrate potential markets. See “Risk Factors – OREX Commercialization Risks” and “- Competition”.

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

The Company’s traditional medical products (including, for example, equipment drapes) are regulated by the FDA under medical device provisions of the Federal Food, Drug and Cosmetic Act (the “FDCA”). FDA regulations classify medical devices into one of three classes, each involving an increasing degree of regulatory control from Class I through Class III products. Medical devices in these categories are subject to regulations which require, among other things, pre-market notifications or approvals, and adherence to good manufacturing practices, labeling, record-keeping and registration requirements. Patient care devices which the Company currently markets are classified as Class I or Class II devices subject to existing 510(k) clearances which the Company believes satisfy FDA pre-market notification requirements. There can be no assurances as to when, or if, other such 510(k) clearances necessary for the Company to market products developed by it in the future will be issued by the FDA.

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

Countries in the European Union require that certain products being sold within their jurisdictions obtain a CE mark and be manufactured in compliance with certain requirements. The Company has CE mark approval to sell its safety and most of its medical device products in Europe. One of the conditions to obtaining CE mark status involves the qualification of the Company’s manufacturing plants and corporate offices under certain certification processes. All of the Company’s manufacturing plants and corporate offices have obtained such certifications, except the Company’s manufacturing facilities located in Tyler and Athens, Texas do not hold such certifications. To maintain CE mark approval, the Company has to satisfy continuing obligations including annual inspections by European notified bodies as well as satisfy record keeping, product qualification and other quality assurance requirements. The notified bodies have the authority to stop the Company’s use of the CE mark if the Company fails to meet these standards. While the Company believes that its operations at these facilities are in compliance with requirements to maintain CE mark status, no assurances are provided that such certifications will be maintained or that other foreign regulatory requirements will not adversely affect the Company’s marketing efforts in foreign jurisdictions.

Under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), any product which claims to kill microorganisms through chemical action must be registered with the EPA. FIFRA affects primarily the Company’s fluid encapsulation and infectious waste treatment products including LTS-Plus, a product which provides treatment for encapsulation and disinfection of suction canister waste. LTS-Plus is registered with the EPA as a chemical device. See “Risk Factors – Microtek Regulatory Risks” and “- Reliance Upon Distributors”.

State and local regulations of the Company’s products and services are highly variable. Individual state registration of LTS-Plus is required for just over half of the states in the United States as a condition to landfill of treated suction canisters. The rules for disinfecting infectious waste are being revised on a National Standard. The outcome of the National Standard will play a very important part in the life of LTS-Plus. In 1997, as a result of a review of an existing approval in California for the landfilling in California of waste treated by LTS, California authorities revoked such approval and have also not given approval for the use of LTS-Plus. While LTS offers benefits unrelated to landfilling, such action has adversely affected the Company’s ability to sell LTS-Plus. The Company is continuing the process of obtaining from the various states approval to landfill waste treated by LTS-Plus, and has obtained such approval from several states not including California. No assurances can be provided that the prior regulatory actions or pending regulatory reviews will not continue to have an adverse effect upon the sales of the Company’s sanitizing liquid absorbent products. See “Risk Factors - Microtek Regulatory Risks”.

OREX materials contaminated with nuclear outfall is classified as hazardous which creates significant engineering challenges. The Company owns the MICROBasix processing technology to address the engineering challenges associated with the processing of OREX materials contaminated with nuclear outfall. The operation of such processor and the disposal of residual by-products resulting from such operation are subject to governmental regulation. The Company relies upon the party (namely, ETI) with which it has contracted to process OREX in order to comply with such governmental regulations. As the Company and ETI begin processing of OREX on a larger scale, additional challenges may arise as a part of the Company’s efforts to commercialize these products and technologies.

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

Employees

As of December 31, 2003, the Company employed 1,794 full-time employees, six part-time employees and 13 people as independent contractors. Of these, 110 were employed in marketing, sales and customer support, 1,449 in manufacturing, 19 in research and development, and 235 in administrative positions. The Company also has 47 employees who are employed under a collective bargaining agreement. The Company believes its relationship with its employees is good.

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

Risk Factors

Risks Affecting Microtek and OTI.

Reliance Upon Microtek. Of the Company’s $98.7 million in net revenues for the year ended December 31, 2003, $93.2 million or 94.4 percent were comprised of Microtek’s net revenues, including approximately $1.1 million in revenues from the recently acquired Plasco division. OTI contributed $5.5 million of the Company’s 2003 net revenues. Substantially all of Microtek’s sales are to the healthcare industry. Factors adversely affecting Microtek in particular or the medical device or hospital supplies industry generally could have a material adverse effect on the Company.

History of Net Losses. Prior to 2000, the Company had a history of operating at a net loss. For the year ended December 31, 2000 and for each of the five years ended December 31, 1998, the Company incurred net losses. The Company attributes such operating performance in significant part to a failed strategy to commercialize its OREX Degradables products in healthcare markets. The Company has significantly changed its business strategies, including a substantial reduction of its emphasis on its OREX Degradables business. Past operating failures may adversely impact the valuation of the Company’s common stock and the Company’s ability to successfully implement its other business strategies.

Dependence on Key Personnel. The Company believes that its ability to succeed will depend to a significant extent upon the continued services of a limited number of key personnel, and the ability of the Company to attract and retain key personnel. The Company has only three executive officers, and the loss of the Company’s President or any others of its officers would likely have a material adverse effect on the Company. The Company has not identified a successor to its President, and the Company may not be able to attract and retain a suitable replacement for any of such positions. The Company does not maintain key man life insurance on any of its executive officers other than a $1.5 million policy on Mr. Lee, the Company’s President and Chief Executive Officer.

Competition. There are many companies engaged in the development, manufacturing and marketing of products and technologies that are competitive with the Company’s products and technologies. Many such competitors are large companies with significantly greater financial resources than the Company. For example, the

Company seeks to sell its OREX Degradables products to the nuclear power industry, and the Company has a very small presence in such industry at this time. Therefore, the Company will be required to displace sales of competitive products in this industry to gain market presence. There can be no assurance that the Company’s competitors will not substantially increase the resources devoted to the development, manufacturing and marketing of products competitive with the Company’s products. The Company recently became aware that a significant competitor to the Company may begin to offer products manufactured from PVA to the nuclear power industry which would be expected to compete with the Company’s OREX Degradables products sold to the nuclear power industry. The successful marketing of competing products by one or more of the Company’s competitors could have a material adverse effect on the Company.

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

Stock Price Volatility. The market prices for securities of companies with a very small market capitalization such as the Company can be highly volatile. Various factors, including factors that are not related to the Company’s operating performance, may cause significant volume and price fluctuations in the market, which may limit an investor’s liquidity in the Company’s common stock and could result in a loss in the value of such investment.

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

Potential Erosion of Profit Margins. While the Company has been able to maintain and improve Microtek’s gross margins during 2003, the large customers to which Microtek sells its products regularly negotiate for reductions in pricing of products which they purchase. This could require that the Company reduce the prices at which it sells its products which could reduce Microtek’s gross margins and potentially have an adverse effect on the Company’s operating results.

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

Risks of Successfully Integrating Acquisitions. As the Company completes acquisitions, it encounters risks that it will not successfully integrate the acquired products or business operations into its business and thereby fail to achieve the benefits sought to be achieved through these acquisitions. In November 2003, the Company acquired substantially all of the assets of Plasco, a manufacturer of disposable plastic products for the healthcare industry. Prior to the acquisition of Plasco, Plasco was not operating profitably. The Company believes that more active management, anticipated savings in Plasco’s operating expenses and other business strategies will improve Plasco’s operating results. The Company may not be successful in its business objectives for Plasco. In addition, the Company is required to invest in Plasco’s financial and disclosure controls to improve on assurances that the Company will timely receive complete information to accurately fulfill its financial reporting and disclosure obligations. The failure to successfully integrate Plasco or other acquired businesses in the Company’s operations could adversely affect the Company’s operating results.

Small Sales and Marketing Force. At December 31, 2003, the Company’s marketing and sales force consisted of 97 individuals including 53 people in sales and 44 people in marketing and customer support. Additionally, the Company has 13 independent contractors involved in its sales and marketing efforts. Other companies with which the Company competes have substantially larger sales forces and greater brand awareness, placing the Company at a competitive disadvantage. For example, the Company may not be able to reach certain potential customers due to the Company’s inability to have its products included within certain group purchasing organizations’ lists of approved products.

Reliance upon Distributors. The Company has historically relied on large distributors for the sale of its branded products in healthcare markets. Hospitals purchase most of their products from a few large distributors. Of these distributors, Cardinal Healthcare accounted for approximately 14.7 percent of the Company’s total sales during 2003. If the efforts of the Company’s distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company’s products, the Company’s sales may be materially adversely affected.

Reliance upon Large Customers. Microtek’s contract manufacturing division, which accounted for 34.7 percent of the Company’s net revenues in 2003, relies upon a relatively small number of customers for most its net revenues. The loss of any one or more of such customers, which may occur unexpectedly, could have a material and disproportionately adverse impact upon the Company’s net revenue and operating results.

Microtek Regulatory Risks. The development, manufacture and marketing of the Company’s products are subject to extensive government regulation in the United States by federal, state and local agencies including the EPA and the FDA. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures, concerning which the Company relies to a substantial extent on the experience and expertise of local product dealers, distributors or agents to ensure compliance with foreign regulatory requirements. The process of obtaining and maintaining FDA and any other required regulatory clearances or approvals of the Company’s products is lengthy, expensive and uncertain, and regulatory authorities may delay or prevent product introductions or require additional tests prior to introduction. The FDA also requires healthcare companies to satisfy the quality system regulation. Failure to comply with applicable regulatory requirements, which may be ambiguous or unclear, can result in fines, civil and criminal penalties, stop sale orders, loss or denial of approvals and recalls or seizures of products. There can be no assurance that changes in existing regulations or the adoption of new regulations will not occur, which could prevent the Company from obtaining approval for (or delay the approval of) various products or could affect market demand for the Company’s products.

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

Risks affecting the OREX Products and Services.

Reduced OREX Market Potential. During 2001, the Company and Allegiance jointly agreed to cease further efforts to market the OREX Degradables products to the healthcare industry. Accordingly, the Company is not making any material sales of OREX products to the healthcare industry, nor is the Company seeking to commercialize such products in such industry. The Company currently believes that it will have to reduce its costs to manufacture OREX Degradables products or the healthcare industry will have to increase the price it is willing to pay for the Company’s OREX Degradables products (such as might occur in the event of an increase in the cost to dispose of potentially infectious healthcare products which might be replaced by OREX Degradables) in order to re-introduce the OREX Degradables products to the healthcare marketplace. The Company has no plans to reintroduce OREX Degradable products to healthcare markets.

OREX Commercialization Risks. The Company currently focuses primarily on the nuclear power industry in its efforts to commercialize it OREX Degradables products and services. Sales of the Company’s products and services to the nuclear industry during 2003 approximated $3.8 million. Accordingly, the Company has only very limited experience in the nuclear industry, and there is no assurance that the nuclear industry will purchase the Company’s products in larger quantities. Among the risks the Company encounters in seeking to commercialize its products in the nuclear industry are the following:

•	Commercialization of these products will require the purchaser and user of these products to change their existing purchasing patterns;

•	Because the Company currently has commercially available only a limited number of OREX Degradable products and therefore cannot currently replace all traditional products with OREX Degradables, potential customers may not yet justify a large-scale conversion to OREX Degradable products;

•	To realize the full benefits of OREX Degradables, users of these products will be required to change the way in which they dispose of these products by returning such products to the Company’s contract processor to incorporate the MICROBasix dissolution process and disposal procedures;

•	The Company’s sales and marketing force representing the OREX products and disposal services is limited to very few individuals at OTI and ETI, some of whom also provide administrative services;

•	The Company depends upon its contract processing company, ETI, to commercialize the disposal service component of the OREX Degradables product because ETI holds exclusive rights in the United States and Canada to provide such disposal services through December 31, 2006, subject to certain performance related conditions;

•	Because ETI is a very small, privately held company with limited capital resources and personnel, ETI may encounter difficulties in providing disposal services to users of OREX Degradables which could adversely affect the Company’s marketing of OREX Degradables products to the nuclear industry;

•	While ETI is responsible for obtaining all regulatory approvals to operate the MICROBasix processor, and while ETI has advised the Company that it has obtained all such approvals, difficulties may be encountered in maintaining existing regulatory approvals in effect and obtaining future regulatory approvals necessary to process OREX Degradables;

•	The Company may have difficulty obtaining a regular supply of adequate quantities of finished goods OREX Degradable products having uniformly acceptable performance qualities which may cause the Company to lose customers;

•	The Company may have difficulty obtaining an adequate quantity of inventory of OREX Degradables in finished form on acceptable terms and at an acceptable cost;

•	Past concerns with prior OREX Degradables product performance or future deficiencies in performance of such products may result in the inability to convert new customers to OREX Degradables or retain existing customers;

•	Competitors may try to sell traditional products or PVA products to the nuclear market using aggressive marketing and selling strategies to protect their market position and discourage the acceptance of OREX Degradables products and services by the nuclear market; and

•	Long term supply contracts entered into by potential purchasers of OREX Degradables in the nuclear industry may prevent such customers from purchasing OREX Degradables.

There can be no assurance that the Company’s products will achieve or maintain substantial acceptance in their target markets. In addition to market acceptance, various factors, including delays in improvements to products and new product development and commercialization, delays in expansion of manufacturing capability, new product introductions by competitors, price, competition, delays in regulatory clearances and delays in expansion of sales and distribution channels could materially adversely affect OTI’s operations and profitability.

OREX Manufacturing and Supply Risks. The Company depends entirely upon third parties to manufacture its OREX Degradables products. If the Company is not able to obtain its products from its manufacturers, if such products do not comply with the specifications or if the prices at which the Company purchases its products are not competitive with traditional products, the Company’s sales and profits will suffer.

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

The Company uses contractors in China to manufacture OREX fabric and convert raw goods into finished goods for sale by the Company. Production in China and elsewhere outside the United States exposes the Company to risks related to currency fluctuations, political instability and other risks inherent in manufacturing in foreign countries. Certain textiles and similar products for material (including certain OREX Degradables woven products) imported from China to the United States are subject to import quotas which restrict total volume of such items available for import by the Company, creating risks of limited availability and increased costs for certain OREX Degradables non-woven products.

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

There can be no assurance that any of the Company’s patents will prove to be valid and enforceable, that any patent will provide adequate protection for the technology, process or product it is intended to cover or that any patents will be issued as a result of pending or future applications. Failure to obtain patents pursuant to the Company’s patent applications could have a material adverse effect on the Company and its operations. It is also possible that competitors will be able to develop materials, processes or products, including other methods of disposing of contaminated waste, outside the patent protection the Company has or may obtain, or that such competitors may circumvent, or successfully challenge the validity of, patents issued to the Company. Although there is a statutory presumption of a patent’s validity, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. In the event that another party infringes the Company’s patent or trade secret rights, the enforcement of such right is generally at the option of the Company and can be a lengthy and costly process, with no guarantee of success. Further, no assurance can be given that the Company’s other protection strategies such as confidentiality agreements will be effective in protecting the Company’s technologies. Due to such factors, no assurance can be given that the various components of the Company’s technology protection arrangements utilized by the Company, including its patents, will be successful in preventing other companies from making products competitive with those offered by the Company, including OREX Degradables.

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

OTI Regulatory Risks. Introduction of the Company’s OREX Degradables products into non-healthcare industries will require compliance with regulatory requirements. While the Company seeks to engage the services of companies having expertise in engineering systems to comply with these regulatory requirements, the Company or its independent contractors may not be able to develop satisfactory solutions to regulatory requirements at an acceptable cost. The Company currently relies upon ETI, its independent contractor holding exclusive OREX processing rights in the U.S. and Canadian nuclear power markets, to comply with applicable regulations affecting such markets. The Company may not be able to anticipate all requirements to successfully commercialize OREX Degradables in these other industries. Accordingly, no assurances can be provided that OREX Degradables will be an attractive product to non-healthcare industries.

ITEM 2.	PROPERTIES

The Company leases from a local economic development authority a 13,000 square foot administrative building located in Columbus, Mississippi under a lease which expires December 31, 2007. The Company maintains approximately 10,800 square feet of office, research and development and warehouse space located in Norcross, Georgia under a sublease agreement which expires January 30, 2005.

The Company conducts its equipment drape and fluid control manufacturing business from three locations. In Columbus, Mississippi, the Company owns an 80,000 square foot manufacturing building and leases a 40,000 square foot warehouse facility under a lease that expires June 30, 2007. The Company leases five manufacturing facilities in the Dominican Republic totaling approximately 137,000 square feet under two operating leases. The first lease, which covers approximately 123,500 square feet, expires on October 1, 2010, with two renewal options for four years each. The second lease covers approximately 13,500 square feet and expires on December 31, 2006. The Company leases a 37,700 square foot facility in Tyler, Texas where it manufactures materials for other drape converters under a lease which expires July 31, 2012. The Company leases a 7,500 square foot manufacturing facility in Athens, Texas where it manufactures equipment drapes under a lease that expires on March 31, 2005.

The Company’s Plasco division operations are conducted from three facilities, two of which are located in Gurnee, Illinois and the third in Acuna, Mexico. The Gurnee facilities consist of a 44,300 square foot warehouse and office building under a lease that expires on July 31, 2005, with one 18-month renewal option, and a 30,000 square foot manufacturing and warehouse building under a lease that expires on April 30, 2005, with one five year renewal option. The facility located in Acuna, Mexico houses 21,250 square feet of manufacturing and warehouse space under a lease that expires on May 1, 2005, with one five year renewal option.

The Company also leases approximately 69,000 square feet of warehouse and distribution space in Jacksonville, Florida under a lease which expires in April 2004. The Company uses this facility for distribution of finished products, distribution of materials to the Company’s Dominican Republic facility and light manufacturing. The renewal of this lease is currently being negotiated, and the Company expects to expand and enlarge its warehouse and distribution space to approximately 89,000 square feet once these negotiations are completed.

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

There were no submissions of matters to a vote of the Company’s shareholders during the three months ended December 31, 2003.

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

Dan R. Lee (age 56) was appointed Chairman of the Board of Directors effective July 1, 2002, and was appointed to serve as President and Chief Executive Officer of the Company in December 2000. Additionally, he

continues his role as the President of Microtek, a subsidiary of the Company. He became an executive officer of the Company following the conclusion of the acquisition of Microtek in 1996, and became a director of the Company in December 1996. Prior to accepting such positions with the Company, Mr. Lee had served as the Vice President and Chief Operating and Financial Officer of Microtek since 1987. Previous to that time, he was engaged in the public accounting practice, including more than five years with KPMG LLP.

J. Michael Mabry (age 41) was appointed Executive Vice President in October 1998 after serving as Vice President of Operations of the Company since May 1997. Mr. Mabry is currently serving as Chief Operating Officer of the Company. Additionally, he serves as Chairman of MindHarbor, Inc., a technology services provider, and as a Director of Global Resources, Inc. (“GRI”), a material sourcing and manufacturing company. Prior to accepting the position of Executive Vice President, Mr. Mabry served in various positions with the Company (including Chief Information Officer) since his joining the Company in September 1995. From 1984 to 1995, Mr. Mabry was employed by DeRoyal Industries where his career advanced from software engineer to vice president of information systems and operations. He also serves as Secretary of the Company.

Roger G. “Jerry” Wilson (age 59) was appointed Chief Financial Officer, Treasurer and Assistant Secretary of the Company in December 2000, in addition to serving since July 1998 in the position of Vice President and Chief Financial Officer of Microtek. Mr. Wilson served as Vice President of Finance for the White Knight Healthcare subsidiary after its acquisition by the Company in 1995. Prior to accepting such positions, Mr. Wilson had served as corporate controller of White Knight Healthcare, Inc. since 1987. Mr. Wilson was also employed by Akzo America, Inc. for twelve years in various accounting and income tax management positions. Prior to that, Mr. Wilson, who is a Certified Public Accountant, practiced public accounting for seven years.

Kenneth F. Davis (age 52) was elected a director of the Company in January 1996. Dr. Davis was a practicing surgeon on the staff of the Harbin Clinic and Redmond Regional Medical Center in Rome, Georgia from 1986 to 2000. Dr. Davis now serves as the Chief Executive Officer and President of the Harbin Clinic, the largest multi-specialty clinic in Georgia. In addition, Dr. Davis serves on the Board of AmSouth Bank of Georgia, Adams Product Management, Hydro Dynamics, Inc. and the Georgia Land Trust.

Michael E. Glasscock (age 70) was appointed a Director of the Company in December 2002. Dr. Glasscock, a physician, practiced otology and neurotology for 35 years and retired from the active practice of medicine in 1997. From 1997 to 1998, Dr. Glasscock served as Chairman of St. Cloud Medical, a physician practice management company, from 1998 to 2001 he served as Chairman of TrueSound, Inc., a hearing aid dispensing company, and since 2001 he has served as Chairman of Tympany, a start-up company that has developed an automated hearing test. Dr. Glasscock has published in excess of 250 scientific articles and founded the American Journal of Otology and the E.A.R. Foundation, was the past president of the American Otologic Society, and has been an active entrepreneur with several medical related companies.

Rosdon Hendrix (age 64) was elected a Director of the Company in December 1994. Until he retired in June 1992, Mr. Hendrix served for approximately 30 years in various financial positions for General Motors Corporation, including serving as Resident Comptroller from 1975 until his retirement. Since June 1992, Mr. Hendrix has engaged in efficiency consulting studies and other consulting services with various governmental authorities and businesses. In addition, since June 1997, Mr. Hendrix has performed information technology consulting services for Lockheed Martin. On December 1, 2003, Lockheed Martin’s commercial division was acquired by Affiliated Computer Services, Inc. (ACS), and Mr. Hendrix has been retained by ACS as a consultant.

Gene R. McGrevin (age 61) was appointed Chairman of the Board of Directors and acting President of the Company in April 1997, and currently serves as a Director of the Company. Mr. McGrevin served as chairman of P.E.T.Net Pharmaceutical Services, LLC, a manufacturer and distributor of radiopharmaceuticals, from May 1997 until January 2001. Mr. McGrevin previously served as Vice Chairman and Chief Executive Officer of Syncor International Corp., a public company in the nuclear medicine industry, with which Mr. McGrevin was associated since 1989. Prior to managing Syncor, Mr. McGrevin served in executive positions with various healthcare businesses including President of the Healthcare Products Group of Kimberly-Clark Corporation, founder and President of a consulting firm specializing in the healthcare industry and an executive officer of VHA Enterprises,

Inc. Mr. McGrevin is currently chairman of the executive committee of Hydro Dynamics, Inc. and serves as chairman of the Board of Real Time Medical Data, LLC.

Ronald L. Smorada (age 57) was elected a Director of the Company in May 1999. Dr. Smorada has been an active participant in the nonwovens industry. From 1995 to 1999, Dr. Smorada held senior management positions at Reemay, Fiberweb and BBA US Holdings, the latter being the parent of the former two with nonwoven sales in excess of $800 million. During this time, he worked in the development, acquisition and integration of new and existing businesses, both domestic and international. Since 1999, Dr. Smorada has been involved with establishing new businesses which develop technological materials. A major focus for him has been the application and conversion of science and technical concepts into meaningful businesses.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

The common stock is traded and quoted on The Nasdaq Stock Market under the symbol “MTMD”. The following table shows the quarterly range of high and low sales prices of the common stock during the periods indicated since December 31, 2001.

	Common Stock
Quarter Ended	High	Low
2003
First Quarter	$2.54	$1.30
Second Quarter	$2.85	$2.06
Third Quarter	$4.18	$2.04
Fourth Quarter	$5.50	$3.16
2002
First Quarter	$3.34	$2.11
Second Quarter	$3.55	$2.15
Third Quarter	$2.68	$1.37
Fourth Quarter	$2.65	$0.88

Holders.

On March 5, 2004, the closing sales price for the common stock as reported by The Nasdaq Stock Market was $5.04 per share. As of March 5, 2004, the Company had approximately 1,359 shareholders of record.

Dividends.

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

Equity Compensation Plan Information.

The following table provides information as of December 31, 2003 with respect to shares of the Company’s common stock that may be issued under existing equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Stock Option Plans	3,235,128	$2.15	943,250
Employee Stock Purchase Plan	N/A	N/A	300,033
Equity compensation plans not approved by security holders	0	N/A	0
Total	3,235,128	$2.15	1,243,283

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth summary historical financial data for each of the five years in the period ended December 31, 2003. Effective November 1, 2003, the Company acquired substantially all of the assets of Plasco, Inc. Effective November 29, 2002, the Company acquired the surgical drape product line of Gyrus ENT. During the first quarter of 2001, the Company acquired the drape and CleanOp product lines of Deka Medical and acquired the MICROBasix processor equipment and related technology. In October 2000, Microtek acquired the urology drape product line of Lingeman Medical Products, Inc. During 1999, the Company disposed of its former corporate headquarters, substantially all of the assets of its MedSurg Industries, Inc. subsidiary and all of its capital stock in its White Knight Healthcare, Inc. subsidiary. The summary historical financial data should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data appearing elsewhere in this Form 10-K. The summary historical financial data for each of the five years in the period ended December 31, 2003 has been derived from the Company’s audited consolidated financial statements.

	Year Ended December 31,
	1999	2000	2001	2002	2003
Statement of Operations Data:
(in thousands, except per share data)

Net sales	$97,554	53,931	79,470	85,228	98,664
Licensing revenues	1,500	2,433	1,497	1,427	—

Total revenues	99,054	56,364	80,967	86,655	98,664
Cost of goods sold	61,970	35,938	48,497	52,554	59,448

Gross profit	37,084	20,426	32,470	34,101	39,216
Operating expenses
Selling, general and administrative	26,596	21,246	25,166	27,326	31,261
Amortization of intangibles	1,440	1,780	1,520	456	440
Research and development	3,724	4,098	1,644	736	940
Impairment charge	769	—	—	—	—
Restructuring charge	—	1,555	—	—	—
Gain on dispositions	(628)	(21)	—	—	—

Total operating expenses	31,901	28,658	28,330	28,518	32,641
Income (loss) from operations	5,183	(8,232)	4,140	5,583	6,575
Net other (expense) income	(1,195)	(3,755)	(489)	(340)	938

Income (loss) before income taxes	3,988	(11,987)	3,651	5,243	7,513
Income tax provision (benefit)	1,291	155	(1,138)	(3,171)	(8,510)

Net income (loss)	$2,697	(12,142)	4,789	8,414	16,023

Net income (loss) per share – basic	$0.07	(0.29)	0.11	0.20	0.38

Net income (loss) per share – diluted	$0.07	(0.29)	0.11	0.20	0.37

Weighted average number of common and common equivalent shares outstanding – Basic	40,318	41,269	41,651	42,125	42,206
Weighted average number of common and common equivalent shares outstanding – Diluted	41,158	41,269	41,842	42,789	43,251

	Year Ended December 31,
Balance Sheet Data:	1999	2000	2001	2002	2003
(in thousands)

Working capital	$44,090	$34,372	$44,946	$42,950	$52,520
Intangible assets, net	23,071	23,057	26,351	29,392	30,488
Total assets	95,339	76,969	94,330	96,696	118,299
Long-term debt	4,059	1,673	13,313	7,367	8,528
Total shareholders’ equity	74,722	63,598	69,588	78,886	96,544

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company has two primary operating units. Substantially all of the Company’s operations are conducted through Microtek which manufactures and sells infection control products, fluid control products, safety products and other products to healthcare professionals for use in environments such as operating rooms and ambulatory surgical centers. OTI focuses on the commercialization of the Company’s OREX Degradable products and disposal technologies to the nuclear power generating industry.

Effective November 1, 2003, Microtek acquired substantially all of the assets of Plasco. Effective November 29, 2002, Microtek acquired the surgical drape product line of Gyrus ENT. During first quarter 2001, Microtek acquired the drape and CleanOp product lines of Deka Medical, and the Company acquired the MICROBasix processor equipment and related technology. Also during 2001, the Company and Allegiance mutually agreed to discontinue efforts to commercialize the OREX products and technology in the healthcare market.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net revenues in 2003 were $98.7 million, an increase of $12.0 million or 13.9 percent over the $86.7 million of net revenues reported in 2002. Excluding licensing revenues associated with the amortization of the $10.5 million payment by Allegiance allocated to the Company’s Supply and License Agreement with Allegiance, net revenues in 2002 were $85.2 million. Amortization of these licensing revenues ceased as of December 31, 2002.

For 2003, Microtek’s net revenues totaled $93.2 million, an increase of $9.9 million or 11.9 percent over net revenues of $83.3 million reported in 2002. Included in Microtek’s net revenues for 2003 is $1.1 million in sales of Microtek’s Plasco division which was acquired effective November 1, 2003. The following table depicts Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues in 2003 and 2002 (in millions):

	Year ended December 31, 2003		Year ended December 31, 2002
	Amount	% of Total	Amount	% of Total
Domestic	$79.8	85.6%	$71.5	85.8%
International	13.4	14.4%	11.8	14.2%

Total	$93.2	100.0%	$83.3	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories, hospital branded and contract manufacturing (commonly referred to as OEM). Hospital branded revenues were 56.6 percent and OEM revenues were 43.4 percent of total domestic revenues in 2003 as compared to 55.8 percent and 44.2 percent, respectively, in 2002. Hospital branded revenues in 2003 increased by $5.3 million, or 13.2 percent, to $45.2 million from $39.9 million in 2002. A significant contributor to this growth in 2003 was the Company’s CleanOp product line which demonstrated growth of approximately 50 percent over 2002. Microtek’s other hospital branded revenues, excluding safety products, demonstrated internal growth in 2003 of approximately 8.0 percent, and revenues from the recently acquired Plasco division contributed $730,000 to Microtek’s hospital branded revenues in 2003. Partially offsetting these increases was a decline in safety product revenues of $600,000 due primarily to the sale of a portion of this product line in September 2003. OEM revenues in 2003 increased by $3.0 million, or 9.7 percent, to $34.6 million from $31.6 million in 2002. Increases in the OEM revenues resulted from growth in the Company’s private label, angiography, kitpacker and woundcare revenues and from $400,000 in OEM revenues from the recently acquired Plasco division.

Microtek’s international revenues, which accounted for 14.4 percent of its 2003 net revenues, demonstrated internal growth of $1.6 million, or 13.2 percent, over 2002.

OTI’s net revenues were $5.5 million in 2003, $2.2 million greater than net revenues in 2002. Excluding the impact of $1.4 million in licensing revenues in 2002 which ceased in December 2002, OTI’s net revenues increased by $3.6 million primarily as a result of OTI’s nuclear business which generated revenues of $3.8 million in 2003 as compared to $822,000 in 2002. The Company’s commercialization efforts and relationships within the nuclear power industry continue to strengthen with continued favorable customer response to product usage of the OREX protective clothing. The balance of OTI’s net revenues in 2003 were attributable to liquidation of certain of its OREX inventories.

Gross margins in 2003 were 39.7 percent, as compared with 39.4 percent for 2002. Excluding the impact of $1.4 million in licensing revenues in 2002 which contributed approximately 1.1 percentage points to the Company’s 2002 gross margins, the Company’s gross margins in 2003 improved by approximately 1.4 percentage points over 2002. Microtek’s gross margin increased to 40.5 percent in 2003 from 38.7 percent in 2002. This improvement is attributable to the effect of leveraging higher net revenues on Microtek’s existing manufacturing infrastructures and efficiency and utilization improvements implemented in 2003.

Operating expenses as a percentage of net revenues in 2003 were 33.1 percent, a slight increase from 32.9 percent in 2002. When the impact of $1.4 million in licensing revenues in 2002 is excluded, operating expenses as of percentage of net revenues decreased slightly from 33.5 percent in 2002 to 33.1 percent in 2003. Microtek’s operating expenses, which include corporate administrative expenses, as a percentage of net revenues, for 2003 were 33.2 percent versus 31.5 percent in 2002. In terms of absolute dollar amounts, Microtek’s operating expenses increased in 2003 by $4.7 million to $30.9 million. OTI’s operating expenses in 2003 decreased by $448,000 or 20.9 percent from 2002 as a result of continued cost reductions in 2003.

Selling, general and administrative expenses were $31.3 million or 31.7 percent of net revenues in 2003, versus $27.3 million or 31.5 percent of net revenues for 2002. The overall increase in the absolute dollar amount of selling, general and administrative expenses is due to higher variable selling and distribution expenses as a result of the Company’s increased revenues and planned investments in the Company’s branded sales and marketing infrastructure.

Research and development expenses were $940,000 in 2003 as compared to $736,000 in 2002. The net increase research and development expenses is a result of a $543,000 increase in Microtek’s research and development expenses offset by a $339,000 decrease in OTI’s research and development expenses. During 2003, Microtek expanded its product development program which included numerous product enhancements and new product introductions for 2003 and 2004. The reduction in OTI’s product development costs reflects the division’s cost cutting efforts during the year and its more narrow focus on new market opportunities for its OREX Degradable products within the nuclear industry.

Amortization of intangibles in 2003 was $440,000 and was consistent with $456,000 in amortization of intangibles in 2002.

Income from operations for 2003 was $6.6 million, versus income from operations of $5.6 million in 2002. In 2003, Microtek’s operating profit was $6.7 million, as compared to operating profit of $6.0 million recorded in 2002. The operating losses recorded by the Company’s OTI division in 2003 were $118,000, which represents an 67.8 percent improvement over the $366,000 in operating losses recorded in 2002.

Interest expense, net of interest income, was $179,000 in 2003 as compared to $429,000 in 2002. In 2003, interest income decreased from 2002 by $58,000 due to lower average interest rates and lower average cash and cash equivalent balances during 2003. Interest expense in 2003 decreased by $308,000 as a result of lower interest rates and reduced average borrowings on the Company’s line of credit facility during 2003.

The Company’s other income in 2003 consisted primarily of a gain of $982,000 resulting from the sale of substantially all of the assets related to the manufacture and sale of certain of its non-strategic safety products in September 2003. The sale price totaled $1.3 million, including $400,000 in cash and a note receivable for $903,000.

The Company’s provision for income taxes in 2003 reflects a net income tax benefit of $8.5 million, consisting of an $8.8 million non-cash deferred income tax benefit due primarily to the decrease in the Company’s valuation allowance for its deferred tax assets, and the offsetting state and foreign income tax expense of $300,000. The Company’s provision for income taxes in 2002 reflects a net income tax benefit of $3.2 million comprised of a $3.5 million non-cash deferred income tax benefit principally from the decrease of the Company’s valuation allowance for its deferred tax assets and the offsetting state and foreign income taxes of $330,000.

The resulting net income for 2003 was $16.0 million, or $0.38 and $0.37 per basic and diluted share, respectively. This compares favorably with the net income of $8.4 million, or $0.20 per basic and diluted share reported for 2002. Excluding the non-cash deferred income tax benefits in 2003 and 2002 and the gain in 2003 resulting from the sale of certain nonstrategic assets, the Company’s net income in 2003 was $6.2 million, or $0.15 and $0.14 per basic and diluted share, respectively, reflecting a 27% improvement over net income of $4.9 million or $0.12 and $0.11 per basic and diluted share, respectively, for 2002.

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

For 2002, Microtek’s net revenues totaled $83.3 million, an increase of $4.7 million or 6.0 percent over net revenues of $78.6 million reported in 2001. The following table depicts Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues in 2002 and 2001 (in millions):

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

Microtek’s international revenues, which accounted for 14.2 percent of its 2002 net revenues, demonstrated growth of $1.9 million over 2001. The improvements in 2002 are attributable to international revenues stemming from the Deka Medical acquisition and internal growth in excess of 10.0 percent.

OTI’s net revenues were $3.3 million in 2002, $1.1 million greater than net revenues in 2001. Licensing revenues in 2002 were $1.4 million as compared to $1.5 million in 2001. OTI ceased to recognize the non-cash licensing revenues in December 2002. The increase in OTI’s net revenues in 2002 is due primarily to the OTI’s nuclear business which generated revenues of $822,000 in 2002 as compared to $200,000 in 2001. The Company’s commercialization efforts and relationships within the nuclear power industry strengthened in 2002 with continued favorable customer response to product usage of the OREX protective clothing. The balance of OTI’s net revenues in 2002 were attributable to liquidation of certain of its OREX inventories.

Gross margins in 2002 were 39.4 percent, as compared with 40.1 percent for 2001. Microtek’s gross margin declined slightly from 39.3 percent in 2001 to 38.7 percent in 2002 as a result of the slightly dilutive nature of Microtek’s international and CleanOp businesses.

Operating expenses as a percentage of net revenues in 2002 were 32.9 percent, down from 35.0 percent in 2001. Microtek’s operating expenses, which include corporate administrative expenses, as a percentage of net revenues, for 2002 were 31.5 percent, an amount consistent with the percentage in 2001. In terms of absolute dollar amounts, Microtek’s operating expenses increased in 2002 by $1.5 million to $26.3 million. OTI’s operating expenses in 2002 decreased by $1.1 million or 34.1 percent from 2001. The improvement in OTI’s operating expenses reflect OTI’s focus on cost reductions.

Selling, general and administrative expenses were $27.3 million or 31.5 percent of net revenues in 2002, versus $25.2 million or 31.1 percent of net revenues for 2001. The overall increase in the absolute dollar amount of selling, general and administrative expenses is due to higher variable selling and distribution expenses as a result of the Company’s increased revenues, charges for severance and reorganization costs recorded in 2002 of $600,000 and the expansion of the Company’s marketing focus and allocation of additional resources to marketing its branded products.

Research and development expenses were $736,000 in 2002 as compared to $1.6 million in 2001. The significant reduction in OTI’s product development costs which began in 2001 continued throughout 2002 and resulted in a $1.0 million decrease in the division’s research and development costs during 2002. Offsetting this decrease was an increase in Microtek’s research and development expenses of $87,000. The net reduction in research and development expenses reflects the Company’s more narrow focus on new market opportunities for its OREX Degradable products and on new healthcare market opportunities for Microtek.

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

Interest expense, net of interest income, was $429,000 in 2002 as compared to $489,000 in 2001. In 2002, interest income which is earned primarily on the Company’s cash and cash equivalents decreased from 2001 by $180,000 due to lower average interest rates and lower average cash and cash equivalent balances during 2002. Interest expense in 2002 decreased by $239,000 as a result of lower interest rates and reduced borrowings on the Company’s line of credit facility during 2002.

The Company’s provision for income taxes in 2002 reflects net income tax benefit of $3.2 million which is comprised of a $3.5 million non-cash deferred income tax benefit due primarily to the decrease in the Company’s valuation allowance for its deferred tax assets, and the offsetting state and foreign income tax provision for 2002 of $330,000. The Company’s provision for income taxes in 2001 reflects a net income tax benefit of $1.1 million comprised of a $1.6 million non-cash deferred income tax benefit principally from the decrease in the Company’s valuation allowance for its deferred tax assets and the offsetting federal, state and foreign income taxes of approximately $413,000.

The resulting net income for 2002 was $8.4 million, or $0.20 per basic and diluted share. This compares favorably with the net income of $4.8 million, or $0.11 per basic and diluted share reported for 2001. Excluding the effect of the non-cash deferred income tax benefits in 2002 and 2001, net income for 2002 was $4.9 million, or $0.12 and $0.11 per basic and diluted share, respectively, and $3.2 million for 2001, or $0.08 per basic and diluted share in 2001.

Liquidity and Capital Resources

As of December 31, 2003, the Company’s cash and cash equivalents totaled $9.5 million compared to $9.8 million at December 31, 2002. The following are highlights of the Company’s cash flow activity in 2003 and 2002 (in thousands):

	Year ended December 31,
	2003	2002
Cash provided by operating activities	$3,246	$10,183
Cash used in investing activities	(5,021)	(5,577)
Cash provided by (used in) financing activities	1,101	(5,627)

During 2003, the Company utilized cash to finance the Plasco acquisition, to purchase property and equipment, to make scheduled debt repayments related to previous acquisitions of businesses, to make payments under capital lease and other debt obligations and to repurchase shares of common stock under the Company’s stock repurchase program. During 2002, the Company utilized cash to finance the purchase of the drape product line of Gyrus ENT, to purchase property and equipment, to repay borrowings under its Credit Agreement, to make other scheduled debt repayments related to previous acquisitions of businesses, to make payments under capital lease obligations and to repurchase shares of common stock under the Company’s stock repurchase program.

Cash provided by operating activities of $3.2 million in 2003 resulted from improved profitability which was used in part to fund a $7.2 million increase in the Company’s inventories. Cash provided by operations was also impacted by other of the Company’s working capital management activities, namely increases in accounts receivable, prepaid expenses, accounts payable and accrued compensation. During 2003, cash used in investing activities of $5.0 million included purchases of capital property and equipment of $2.7 million, cash payments of $2.5 million related to the acquisition of substantially all of the assets of Plasco, and additional purchase price consideration of $150,000 related to the Gyrus ENT acquisition in 2002. Capital additions in 2003 consisted primarily of computer equipment and software, leasehold and other building improvements and machinery and equipment. Offsetting these cash outlays was $400,000 in cash proceeds from the sale of certain non-strategic safety products in September 2003. Cash provided by financing activities was $1.1 million in 2003. Financing activities included $1.2 million in proceeds from the exercise of stock options and other issuances of common stock, offset by repayments of notes payable, including capital lease obligations, of $298,000, and the repurchase of 273,500 shares of common stock for aggregate amount of $746,000. Additionally, in 2003, the Company’s bank overdraft decreased by $879,000. The $10.2 million provided by operating activities in 2002 resulted principally from improved profitability and improved working capital management, particularly in the areas of accounts receivable and inventory management. Cash provided by operating activities was also impacted by increases in accounts payable and other accrued liabilities. Offsetting these increases in operating cash were increases in prepaid expenses and decreases in accrued compensation and other liabilities. During 2002, cash used in investment activities consisted of acquisition costs of $4.1 million for the drape product line of Gyrus ENT and $1.5 million of investments in capital property and equipment. Capital additions were primarily for building improvements, machinery and equipment, including computer equipment and software. Cash used in financing activities in 2002 was $5.6 million. In 2002, the Company reduced its borrowings under its credit agreement by $5.3 million, repaid notes payable of $664,000, and repurchased 369,000 shares of common stock for an aggregate amount of

$678,000. Proceeds from the exercise of stock options and other issuances of common stock provided $1.0 million in 2002.

The Company maintains a credit agreement (as amended to date, the “Credit Agreement”) with JP Morgan Chase Bank (the “Bank”), consisting of a $17.5 million revolving credit facility, maturing on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Borrowing availability under the revolving facility at December 31, 2003 totaled $15.1 million. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (4.5 percent at December 31, 2003) or LIBOR plus an interest margin (2.69 percent at December 31, 2003). Outstanding borrowings under the revolving credit facility were $7.2 million and $7.1 million at December 31, 2003 and 2002, respectively. On March 5, 2004, borrowing availability totaled $15.2 million, and outstanding borrowings under the revolving credit facility were $6.0 million. The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at December 31, 2003 or 2002. The Credit Agreement provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000, and an outstanding letter of credit fee of 2.0% per annum. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and earnings, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. The Company also is not permitted to pay any dividends.

During 2003, the Company had adequate cash and cash equivalents to fund its working capital requirements. If such requirements increase in the future, the Company anticipates seeking an increase to its revolving line of credit to the extent such requirements are not otherwise satisfied out of available cash flow or borrowings under the Company’s existing line of credit. There can be no assurances that such an increase to the Company’s revolving credit facility will be available to the Company.

Based on its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 2004. However, currently unforeseen future developments, potential acquisitions and increased working capital requirements may require additional debt financing or issuances of common stock in 2004 and subsequent years.

Inflation. Inflation has not had a material effect on the Company’s operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

Foreign Currency Translation. The assets and liabilities of the Company’s United Kingdom subsidiary are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates. International sales by the Company during 2003 were $13.4 million. Approximately $1.2 million of the Company’s international sales in 2003 were billed and paid in foreign currencies. Currency translations on international sales that are billed and paid in foreign currencies could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies. The effect of foreign currency transactions was not material to the Company’s results of operations for the year ended December 31, 2003. The Company may in the future export or import increased amounts of products payable in foreign currencies, exposing the Company to increased risks on fluctuations in currency exchange rates.

Contractual Obligations.

Known contractual obligations of the Company existing as of December 31, 2003 and their respective estimated due dates are as follows (in thousands):

	Total	2004	2005-2007	2008-2010	After 2010
Borrowings under credit agreement	$7,181	$—	$7,181	$—	$—
Acquisition and other notes payable	$883	$302	$581	$—	$—
Capital leases	$511	$192	$319	$—	$—
Operating leases	$6,180	$1,728	$2,527	$1,713	$212
Purchase obligations	$7,243	$6,263	$980	$—	—

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheets arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of potential future product returns related to current period product revenues. The Company’s sales arrangements do not generally include acceptance provisions or clauses. Additionally, the Company does not typically grant its distributors or other customers price protection rights or rights to return products bought, other than normal and customary rights of return for defects in materials or workmanship, and is not obligated to accept product returns for any other reason. Actual returns have historically not been significant. Management analyzes historical returns, current economic trends and changes in customer demand when evaluating the adequacy of its sales returns and other allowances.

Similarly, the Company’s management must make estimates of the uncollectibility of its accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at December 31, 2003 totaled $16.3 million, net of the allowance for doubtful accounts of $972,000.

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

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be used or sold within the normal operating cycles of the Company’s operations. To the extent that any of these conditions are believed to exist or the utility of the inventory quantities in the ordinary course of business is no longer as great as their carrying value, the carrying value of the inventory is adjusted. To the extent that this adjustment is made during an accounting period, an expense is recorded in the Company’s statement of operations, generally in cost of goods sold. Significant management judgment is required in determining the amount of such an adjustment. In the event that actual results differ from management’s estimates or these estimates and judgments are revised in future periods, the Company may need to record additional adjustments to the carrying value of its inventory which could materially impact the Company’s financial position and results of operation. As of December 31, 2003, the Company’s inventories totaled $33.9 million. Management believes that the Company’s inventory is carried at the lower of cost or market.

Accounting for Income Taxes. In conjunction with preparing the Company’s consolidated financial statements, management is required to estimate the Company’s income tax liability in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets or liabilities which are reflected in the Company’s consolidated balance sheet. Management must also assess the likelihood that the Company’s deferred tax assets will be used to offset income taxes otherwise payable as a result of the Company’s generation of taxable income in the future. To the extent that management believes that recovery is not likely, a valuation allowance must be established and reviewed in each accounting period. Increases in the valuation allowance in an accounting period require that the Company record an expense within its tax provision in its consolidated statement of operations, which results in a non-cash decrease in the Company’s earnings. Decreases in the valuation allowance in an accounting period require that the Company reverse previously recorded valuation allowances. Decreases in the valuation allowance result in a corresponding benefit within the tax provision and the Company’s consolidated statement of operations, which results in a non-cash increase in the Company’s earnings.

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, the valuation allowance against its deferred tax assets and any periodic adjustment of the valuation allowance. At December 31, 2003, the Company has recorded a valuation allowance of $21.9 million, due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. As a result of this valuation allowance, the Company’s net deferred tax assets at December 31, 2003 totaled $14.4 million, of which $2.9 million was included in prepaid expenses and other assets and $11.5 million was included in other long-term assets in the Company’s consolidated balance sheet.

In connection with preparing its quarterly financial statements for 2003, the Company estimated the amount by which its valuation allowance for its deferred tax assets would be reduced during 2003. The total anticipated reduction in the valuation allowance for 2003 was recorded in the first through fourth quarters of the year based on the relative proportion of the respective quarter’s pre-tax net income to total expected pre-tax net income for 2003. The deferred benefit recorded in the fourth quarter also included an amount to adjust the Company’s original estimate of the reduction in the valuation allowance during 2003 to the amount by which the valuation allowance was actually reduced at December 31, 2003, based on the Company’s revised estimate at December 31, 2003 of the future realizability of its deferred tax assets. In making its revised estimate, the Company considered, among other things, management’s risk-adjusted forecast of taxable income over approximately the next ten years. Absent any material changes to this forecast of taxable income, management does not currently expect to record any material changes to its valuation allowance in 2004. Consequently, management does not currently expect its valuation allowance to have any material impact on its results of operation in 2004. Because changes in the Company’s valuation allowance are subject to significant judgments about unknown future events, future developments could have a significant effect on the amount of the Company’s valuation allowance and, consequently, the Company’s financial position and its results of operation.

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

In the event that the carrying value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairment is measured using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Net intangible assets, long-lived assets and goodwill, including property and equipment, amounted to $38.7 million as of December 31, 2003.

Recently Issued Accounting Standards.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 were applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to SFAS 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 had no effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SFAS 146 were effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 had no effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45 were applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements of Interpretation 45 were effective for financial statements of interim or annual periods ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by SFAS 148 are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. In December 2003, the FASB published a revision to Interpretation No. 46 (46R) to clarify some of the provisions of the original Interpretation. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of the provisions related to 2003 of this Interpretation had no effect on the Company’s consolidated financial statements. The Company will adopt the remaining provisions of this Interpretation in 2004 and has not yet completed its evaluation of the impact of applying this Interpretation, but anticipates that the effect of adoption will not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not have any financial instruments that are within the scope of SFAS 150.

Forward Looking Statements.

Statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, the ability of the Company to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage and capitalizing on low-cost manufacturing opportunities; the Company’s ability to commercialize its OREX Degradable products by improving the product, providing added value and other means; the Company’s current expectation that cash equivalents and short term investments on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 2004; the amount and estimated due dates of contractual obligations coming due in the future, judgments by management described under “Critical Accounting Policies” including, without limitation, the Company’s ability to collect accounts receivable due from customers, management’s belief that the Company’s net inventory valuation results in carrying inventory at the lower of cost or market, management’s estimates of taxable income and recoverability of the Company’s deferred tax assets, and the effect of the Company’s valuation allowance for its deferred tax assets on its future operating results; the effect of the newly issued accounting standards on the Company’s consolidated financial statements described under “Newly Issued Accounting Standards”; the Company’s belief that its disclosure controls and procedures provided reasonable assurance that the information required to be disclosed in reports filed or submitted by the Company under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods; and, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that the Company’s actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect the Company’s business including, without limitation, risks associated with low barriers to entry for competitive products, potential erosion of profit margins, risks of technological obsolescence, reliance upon distributors, regulatory risks, product liability and other risks described in this Annual Report on Form 10-K. See “Business—Risk Factors”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operating results and cash flows are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not impact the Company’s operating results or cash flow.

The assets and liabilities of the Company’s United Kingdom subsidiary are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates. The Company has purchased its international imports in U.S. Dollars and accordingly is not directly exposed to currency fluctuation risks as a result of these imports. International sales by the Company during 2003 were $13.4 million. Approximately $1.2 million of the Company’s international sales in 2003 were billed and paid in foreign currencies. Currency translations on international sales that are billed and paid in foreign currencies could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies. The effect of foreign currency transactions was not material to the Company’s results of operations for the year ended December 31, 2003. The Company may in the future export or import increased amounts of products payable in foreign currencies, exposing the Company to increased risks on fluctuations in currency exchange rates.

The Company’s greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company’s interest expense. At December 31, 2003, the Company had long-term debt totaling $7.2 million that bears interest at a floating rate approximating the Prime Rate or LIBOR. Because these rates are variable, an increase or decrease in the Company’s average interest rate of 10%, or approximately 27 basis points, would have increased or decreased interest expense by approximately $20,000 in 2003.

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

The consolidated financial statements and supplementary data are listed under Item 15(a) and filed as part of this report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a meeting held on April 10, 2003, the Audit Committee of the Board of Directors determined not to renew the engagement of Deloitte & Touche LLP (“Deloitte”) as independent auditors of the Company effective April 10, 2003. At this meeting, the Audit Committee also approved the engagement of KPMG LLP as its independent accountant for the fiscal year ending December 31, 2003 effective April 10, 2003.

The reports of Deloitte on the Company’s financial statements for the fiscal years ended December 31, 2002 and December 30, 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 31, 2002 and 2001, and in the subsequent interim period through April 10, 2003, there were no disagreements with Deloitte on any matter of accounting principles.

There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K for the fiscal years ended December 31, 2002 and December 31, 2001 or for the subsequent interim period through April 10, 2003.

Deloitte has furnished a letter addressed to the Commission stating that it agrees with the above statements. A copy of that letter was filed as an exhibit to a Current Report on Form 8-K dated April 10, 2003, filed by the Company with the Commission.

During the Company’s fiscal years ended December 31, 2002 and 2001, and in the subsequent interim period through April 10, 2003, neither the Company nor anyone acting on its behalf consulted KPMG LLP with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (ii) any matter that was either the subject of a disagreement or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, the Company carried out an evaluation (the “Evaluation”) of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the Evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures provided reasonable assurance as of the end of the year for which this report is being filed that (i) information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in internal controls. There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the Evaluation that occurred during the Company’s quarter ending December 31, 2003 that has materially affected or, to the knowledge of management, is reasonably likely to materially affect the Company’s internal controls.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained or to be contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders under the heading “Directors and Executive Officers” is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in the Company’s Proxy Statement under the caption “Executive Compensation” is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained or to be contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained or to be contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained or to be contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders under the caption “Relationship with Independent Public Accountants” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements:

The following financial statements are filed as part of this annual report.

Consolidated Financial Statements and Independent Auditors’ Report:

Independent Auditors’ Reports

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules:

The following financial statement schedule is filed as part of this annual report:

Schedule II - Valuation and Qualifying Accounts

Other schedules are omitted because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(3)(a)	Exhibits

2.1	Stock Purchase Agreement dated June 10, 1999, between Premier Products LLC and Isolyser Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 13, 1999).

2.2	Asset Purchase Agreement dated as of May 25, 1999, among Allegiance Healthcare Corporation (“Allegiance”), Isolyser and MedSurg (incorporated by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed July 27, 1999).

2.3	First Amendment to Asset Purchase Agreement dated as of July 12, 1999, among Allegiance, Isolyser and MedSurg (incorporated by reference to Exhibit 2.2 in the Company’s Current Report on Form 8-K filed July 27, 1999).

2.4	Supply and License Agreement dated as of July 12, 1999, between Isolyser and Allegiance (incorporated by reference to Exhibit 2.3 in the Company’s Current Report on Form 8-K filed July 27, 1999).

3.1	Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).

3.2	Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Annual Report on Form 10-K for the period ending December 31, 1996).

3.3	Amended and Restated Bylaws of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on 8-K filed April 23, 2002).

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).

4.2	Shareholder Protection Rights Agreement dated as of December 20, 1996 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 1996).

4.3	First Amendment to Shareholder Protection Rights Agreement dated as of October 14, 1997 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K/A filed on October 14, 1997).

4.4	Amended and Restated Credit Agreement dated as of May 14, 2001, between the Company and The Chase Manhattan Bank, as Agent (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2001).

4.5	Second Amendment Agreement dated as of September 30, 2002, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

4.6	Fourth Amendment Agreement dated as of March 31, 2003, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the period ending March 31, 2003).

4.7	Fifth Amendment Agreement dated as of August 7, 2003, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the period ending June 30, 2003).

4.8*	Sixth Amendment and Waiver Agreement dated as of November 21, 2003, to the Amended and Restated Credit Agreement dated as of May 14, 2001.

10.1	Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

10.2	Second Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

10.3	Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1994).

10.4	Form of Fourth Amendment to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).

10.5	Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

10.6	Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

10.7	Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

10.8	Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).

10.9	1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(A) to the Company’s Registration Statement on Form S-8 (File No. 333-89696).

10.10	Form of Employment Agreement with the executive officers of the Company (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

10.11	Consulting Agreement dated August , 2002, between Microtek Medical Holdings, Inc. and Gene R. McGrevin (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

23.1*	Consent of KPMG LLP

23.2*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification pursuant to Section 902 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 902 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b)	Reports on Form 8-K:

On October 3, 2003, the Company furnished a current report on Form 8-K dated October 2, 2003 pursuant to Item 12 announcing the Company’s anticipated net revenues for the quarter and nine month period ended September 30, 2003.

On November 5, 2003, the Company furnished a current report on Form 8-K dated November 5, 2003 pursuant to Item 12 announcing the Company’s results of operations for the quarter ended September 30, 2003.

3(b) Executive Compensation Plans and Arrangements.

1.	Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

2.	Second Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

3.	Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1994).

4.	Form of Fourth Amendments to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).

5.	Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

6.	Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

7.	Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

8.	Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).

9.	1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(A) to the Company’s Registration Statement on Form S-8, (File No. 333-89696).

10.	Form of Employment Agreement with the executive officers of the Company (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

11.	Consulting Agreement dated August , 2002, between Microtek Medical Holdings, Inc. and Gene R. McGrevin (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

MICROTEK MEDICAL HOLDINGS, INC.

By:	/s/ DAN R. LEE

Dan R. Lee, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 12, 2004.

SIGNATURE	TITLE

/s/ DAN R. LEE Dan R. Lee	Chairman of the Board of Directors, President, Chief Executive Officer and Director (principal executive officer)

/s/ ROGER G. WILSON Roger G. Wilson	Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ KENNETH F. DAVIS Kenneth F. Davis	Director

/s/ MICHAEL E. GLASSCOCK, III Michael E. Glasscock, III	Director

/s/ ROSDON HENDRIX Rosdon Hendrix	Director

/s/ GENE R. MCGREVIN Gene R. McGrevin	Director

/s/ RONALD L. SMORADA Ronald L. Smorada	Director

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Microtek Medical Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Microtek Medical Holdings, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also audited the financial statement schedule listed in the Index at Item 15 on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2003 consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microtek Medical Holdings, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 financial statement schedule, when considered in relation to the 2003 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

Jackson, Mississippi	KPMG LLP
February 20, 2004

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Microtek Medical Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years ended December 31, 2002 and 2001. Our audits also included the financial statement schedule listed in the Index at Item 15 to the extent that this schedule relates to 2002 and 2001. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microtek Medical Holdings, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

Atlanta Georgia
February 18, 2003	DELOITTE & TOUCHE LLP

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

In thousands, except share data

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,462	$9,823
Accounts receivable, net of allowance for doubtful accounts of $972 and $1,138, respectively	16,331	15,029
Other receivables	287	448
Inventories	33,863	24,794
Prepaid expenses and other assets	4,268	1,486

Total current assets	64,211	51,580
PROPERTY AND EQUIPMENT:
Land	245	245
Building and leasehold improvements	6,059	5,030
Equipment	17,725	15,551
Furniture and fixtures	2,176	2,014
Other	766	472

	26,971	23,312
Less accumulated depreciation	18,753	16,659

Property and equipment, net	8,218	6,653
INTANGIBLE ASSETS:
Goodwill	25,897	25,843
Customer lists	679	586
Covenants not to compete	922	575
Patent and license agreements	5,057	3,901
Other	766	951

	33,321	31,856
Less accumulated amortization	2,833	2,464

Intangible assets, net	30,488	29,392
Deferred income taxes	11,493	5,638
Other assets, net	3,889	3,433

TOTAL ASSETS	$118,299	$96,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,277	$5,118
Accrued compensation	2,356	1,791
Other accrued liabilities	1,586	1,490
Current portion of long-term debt	472	231

Total current liabilities	11,691	8,630
LONG-TERM LIABILITIES:
Long-term debt, excluding current portion	8,056	7,136
Other long-term liabilities	2,008	2,044

Total long-term liabilities	10,064	9,180
SHAREHOLDERS’ EQUITY:
Participating preferred stock, no par value; 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 43,967,255 and 43,145,795 shares issued, respectively	44	43
Additional paid-in capital	213,613	211,505
Accumulated deficit	(114,199)	(130,222)
Unrealized loss on available for sale securities, net	(34)	(105)
Cumulative translation adjustment, net	219	18

	99,643	81,239
Treasury shares, at cost; 1,389,294 and 1,115,794 shares, respectively	(3,099)	(2,353)

Total shareholders’ equity	96,544	78,886

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$118,299	$96,696

See accompanying notes to consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2003, 2003, AND 2001

In thousands, except per share data	2003	2002	2001
NET SALES	$98,664	$85,228	$79,470
LICENSING REVENUES	—	1,427	1,497

Net revenues	98,664	86,655	80,967
COST OF GOODS SOLD	59,448	52,554	48,497

Gross profit	39,216	34,101	32,470
OPERATING EXPENSES:
Selling, general, and administrative	31,261	27,326	25,166
Amortization of intangibles	440	456	1,520
Research and development	940	736	1,644

Total operating expenses	32,641	28,518	28,330

INCOME FROM OPERATIONS	6,575	5,583	4,140
INTEREST INCOME	84	142	321
INTEREST EXPENSE	(263)	(571)	(810)
OTHER INCOME	1,032	47	—
INCOME FROM MINORITY EQUITY POSITION	85	42	—

INCOME BEFORE INCOME TAX PROVISION	7,513	5,243	3,651
INCOME TAX BENEFIT	(8,510)	(3,171)	(1,138)

NET INCOME	$16,023	$8,414	$4,789

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on available for sale securities, net	71	(9)	(96)
Foreign currency translation gain (loss), net	201	257	(59)

COMPREHENSIVE INCOME	$16,295	$8,662	$4,634

NET INCOME PER COMMON SHARE - Basic	$0.38	$0.20	$0.11

NET INCOME PER COMMON SHARE - Diluted	$0.37	$0.20	$0.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic	42,206	42,125	41,651

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Diluted	43,251	42,789	41,842

See accompanying notes to consolidated financial statements.

4

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

In thousands	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Translation Adjustment	Unrealized Gain (Loss) on Available for Sale Securities	ESOP Shares	Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2000	41,687	$42	543	$(1,332)	$208,613	$(143,425)	$(180)	$—	$(120)	$63,598
Comprehensive income:
Net income						4,789				4,789
Unrealized loss on available for sale securities								(96)		(96)
Currency translation loss							(59)			(59)

Total comprehensive income										4,634
Issuance of 119 shares of common stock pursuant to ESPP	119				119					119
Issuance of 284 shares of common stock pursuant to 401 (k) plan	284	1			333					334
Issuance of 250 shares of common stock for MICROBasix LLC acquisition	250				265					265
Release of 17 shares reserved for ESOP					(18)				60	42
Stock option compensation expense					106					106
Tax benefits related to stock options					467					467
Purchase of 214 shares of treasury stock			214	(343)						(343)
Exercise of stock options and warrants	219				366					366

BALANCE - December 31, 2001	42,559	43	757	(1,675)	210,251	(138,636)	(239)	(96)	(60)	69,588
Comprehensive income:
Net income						8,414				8,414
Unrealized loss on available for sale securities								(9)		(9)
Currency translation gain							257			257

Total comprehensive income										8,662
Issuance of 121 shares of common stock pursuant to ESPP	121				128					128
Issuance of 164 shares of common stock pursuant to 401 (k) plan	164				366					366
Issuance of 50 shares of restricted stock	50				50					50
Release of 17 shares reserved for ESOP					(20)				60	40
Stock option compensation expense					126					126
Tax benefits related to stock options					118					118
Purchase of 359 shares of treasury stock			359	(678)						(678)
Exercise of stock options and warrants	252				486					486

BALANCE - December 31, 2002	43,146	43	1,116	(2,353)	211,505	(130,222)	18	(105)	—	78,886
Comprehensive income:
Net income						16,023				16,023
Unrealized gain on available for sale securities								71		71
Currency translation gain							201			201

Total comprehensive income										16,295
Issuance of 49 shares of common stock pursuant to ESPP	49				115					115
Issuance of 153 shares of common stock pursuant to 401 (k) plan	153				377					377
Issuance of 250 shares of common stock pursuant to MICROBasix patent issuance	250	1			887					888
Purchase of 273 shares of treasury stock			273	(746)						(746)
Exercise of stock options and warrants	369				729					729

BALANCE - December 31, 2003	43,967	$44	1,389	$(3,099)	$213,613	$(114,199)	$219	$(34)	$—	$96,544

See accompanying notes to consolidated financial statements.

5

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

In thousands	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$16,023	$8,414	$4,789
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,261	2,382	2,520
Amortization of intangibles	440	456	1,520
Licensing revenue	—	(1,427)	(1,497)
Deferred income taxes	(8,811)	(3,502)	(1,551)
Provision for doubtful accounts	763	454	165
Compensation expense related to ESOP	—	40	42
Stock option compensation expense	—	126	106
Gain on sale of product line	(982)	—	—
Other	(70)	(6)	—
Changes in assets and liabilities, net of effects of acquisitions and disposed businesses:
Accounts receivable	(541)	487	(895)
Inventories	(7,161)	2,851	(6,780)
Prepaid expenses and other assets	128	(577)	(322)
Accounts payable	625	217	(1,488)
Accrued compensation	565	(69)	707
Other accrued liabilities	42	557	1,080
Other liabilities	(36)	(220)	(876)

Net cash provided by (used in) operating activities	3,246	10,183	(2,480)

INVESTING ACTIVITIES:
Purchase of and deposits for property and equipment	(2,725)	(1,527)	(1,055)
Acquisition of Plasco	(2,546)	—	—
Acquisition of Gyrus ENT	(150)	(4,050)	—
Acquisition of Deka Medical	—	—	(11,640)
Acquisition of MICROBasix LLC	—	—	(675)
Proceeds from sales of property and equipment	400	—	—

Net cash used in investing activities	(5,021)	(5,577)	(13,370)

FINANCING ACTIVITIES:
Net borrowings (repayments) under line of credit agreement	45	(5,282)	12,418
Repayment of notes payable	(298)	(664)	(778)
Proceeds from issuance of common stock	492	544	454
Repurchase of treasury stock	(746)	(678)	(343)
Proceeds from exercise of stock options	729	486	366
Bank overdraft	879	(33)	—

Net cash provided by (used in) financing activities	1,101	(5,627)	12,117

(continued)

6

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

In thousands	2003	2002	2001
EFFECT OF EXCHANGE RATE CHANGES ON CASH	313	257	(59)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(361)	(764)	(3,792)
CASH AND CASH EQUIVALENTS:
Beginning of year	9,823	10,587	14,379

End of year	$9,462	$9,823	$10,587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$289	$506	$602

Income taxes	$252	$363	$483

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES -
Note receivable from sale of product line (Note 3)	$903	$—	$—

Equipment acquired under capital lease	$529	$—	$—

Note payable for acquired business (Note 2)	$866	$—	$—

Tax benefits related to stock options (Note 8)	$—	$118	$467

Common stock issued for MICROBasix acquisition and patent issuance (Note 2)	$888	$—	$265

(concluded)

See accompanying notes to consolidated financial statements.

7

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003 AND 2002 AND FOR EACH OF THE

THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) develop, manufacture, and market proprietary and other products and services for patient care, occupational safety and management of potentially infectious and hazardous waste primarily for the domestic healthcare market, which represents one business segment. The Company markets its products to hospitals and other end users through a broad distribution system consisting of multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. The Company also markets certain of its products through customer procedure tray companies. The Company’s revenues are generated through two operating units, Microtek Medical, Inc. (“Microtek”), a subsidiary of the Company, and OREX Technologies International (“OTI”), an operating division. Microtek is the core business of the Company. OTI is seeking to commercialize its patented technology in the nuclear industry. In 2003, OTI revenues to the nuclear industry amounted to approximately four percent of the Company’s consolidated net revenues.

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

Consolidation Policy  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition  Revenues from the sale of the Company’s products are recognized at the time of shipment when persuasive evidence of a sale arrangement exists, delivery has occurred, the price is fixed and collectibility of the associated receivable is reasonably assured. The Company does not grant its distributors or other customers price protection rights or rights to return products bought, other than normal and customary rights of return for defects in materials or workmanship. The Company is not obligated to accept product returns for any other reason. Actual returns have not historically been significant.

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

Cash and Cash Equivalents  Cash equivalents are composed of short-term, highly liquid investments with original maturities of three months or less. These investments are classified in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, as available for sale securities and are stated at market, which approximates cost.

Inventories  Inventories are stated at the lower of cost or market. The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale.

Property and Equipment  Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the related assets. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset, whichever is shorter. At December 31, 2003, the Company had property and equipment with the following estimated lives:

Property and Equipment	Estimated Life
Building and leasehold improvements	3 to 20 years
Equipment	3 to 10 years
Furniture and fixtures	3 to 5 years
Other	3 to 7 years

Goodwill and Other Intangible Assets  Goodwill represents the excess of costs over fair value of assets of businesses acquired. On January 1, 2002, the Company adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets which requires that goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. Instead, they are evaluated for impairment at least annually in accordance with the provisions of SFAS 142. Pursuant to SFAS 142, in lieu of amortization in 2002, the Company was required to perform a transitional impairment review of its goodwill as of January 1, 2002 and will conduct an impairment review thereafter at least annually. The Company has chosen June 30th as its annual impairment test date. The Company’s transitional impairment test performed as of January 1, 2002 and the impairment tests performed as of June 30, 2002 and 2003 indicated that no impairment loss was necessary.

SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company’s identifiable intangible assets consist primarily of customer lists and patent and license agreements and are amortized on a straight-line basis over the following estimated useful lives:

Intangible Assets	Estimated Useful Life
Customer lists	5 to 15 years
Covenants not to compete	5 years
Patent and license agreements	13 to 17 years
Other intangibles	5 years to 15 years

The Company’s goodwill and intangible assets as of December 31, 2003 and 2002 are summarized as follows (in thousands):

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$25,897	$—	$25,843	$—
Customer lists	679	230	586	161
Covenants not to compete	922	301	575	192
Patent and license agreements	5,057	2,124	3,901	1,906
Other	766	178	951	205

Total	$33,321	$2,833	$31,856	$2,464

The following financial information is presented as if SFAS 142 was adopted on January 1, 2000 (in thousands, except per share data):

	2003	2002	2001
Net income, as reported	$16,023	$8,414	$4,789
Goodwill amortization	—	—	1,092

Adjusted net income	$16,023	$8,414	$5,881

Net income per share:
Basic – as reported	$0.38	$0.20	$0.11

Basic – adjusted	$0.38	$0.20	$0.14

Diluted – as reported	$0.37	$0.20	$0.11

Diluted – adjusted	$0.37	$0.20	$0.14

Amortization expense related to intangible assets, excluding goodwill, was $440,000, $456,000 and $428,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Following is the estimated annual amortization expense for fiscal years subsequent to December 31, 2003:

Amortization Expense
2004	$618,000
2005	594,000
2006	573,000
2007	419,000
2008	387,000
2009	289,000
2010 – 2012	255,000
2013 – 2014	230,000
2015	200,000
2016 - 2019	68,000
2020	14,000

Total	$4,591,000

Impairment of Long-Lived Assets – In accordance with SFAS 144, the Company’s long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets held for disposal, if any, are presented separately and are reported at the lower of the carrying amount or fair value, less estimated cost to sell such assets, and are no longer depreciated.

Investment in Available for Sale Securities - The Company holds approximately a 7.5% interest in Consolidated Ecoprogress Technology, Inc., a Canadian technology marketing company trading on the Vancouver Securities Exchange. These investments are classified in accordance with SFAS 115 as available for sale securities and are stated at market.

Distribution Expenses – Distribution expenses incurred by the Company include third party freight costs as well as other internal costs such as salaries, depreciation, rent, insurance, utilities, repairs and maintenance, and supplies associated with the Company’s distribution activities. Distribution costs of approximately $7,038,000, $5,058,000 and $4,762,000 for the years ended December 31, 2003, 2002 and 2001, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development Costs  Research and development costs include product research as well as various product and process development activities and are charged to expense as incurred.

Income Taxes  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized (Note 8).

Foreign Currency Translation - The assets and liabilities of the Company’s United Kingdom subsidiary are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates. The effect of foreign currency transactions was not material to the Company’s results of operations for the years ended December 31, 2003, 2002 and 2001.

Stock-Based Compensation Plans – At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000. Except for compensation cost related to certain grant modifications in 2002 discussed in Note 12, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB statement No. 123. The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	2003	2002	2001
Net income, as reported	$16,023	$8,414	$4,789
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,351)	(844)	(615)

Pro forma net income	$14,672	$7,570	$4,174

Net income per share:
Basic - as reported	$0.38	$0.20	$0.11

Basic - pro forma	$0.35	$0.18	$0.10

Net income per share:
Diluted – as reported	$0.37	$0.20	$0.11

Diluted - pro forma	$0.34	$0.18	$0.10

Earnings Per Share - Earnings per share is calculated in accordance SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic and diluted weighted-average share differences result solely from dilutive common stock options. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. Options to purchase 503,000, 2.4 million and 3.3 million shares were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Derivative Instruments and Hedging Activities – The Company accounts for derivative and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company on January 1, 2001. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At December 31, 2003 and 2002, the Company had no derivative instruments.

Fair Value of Financial Instruments – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, other receivables, prepaid expenses and other assets, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s long-term debt also approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

Recently Issued Accounting Standards – In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 were applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to SFAS 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 had no effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SFAS 146 were effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 had no effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45 were applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements of Interpretation 45 were effective for financial statements of interim or annual periods ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by SFAS 148 are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. In December 2003, the FASB published a revision to Interpretation No. 46 (46R) to clarify some of the provisions of the original Interpretation. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of the provisions related to 2003 of this Interpretation had no effect on the Company’s consolidated financial statements. The Company will adopt the remaining provisions of this Interpretation in 2004 and has not yet completed its evaluation of the impact of applying this Interpretation, but anticipates that the effect of adoption will not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not have any financial instruments that are within the scope of SFAS 150.

Reclassifications – Certain reclassifications have been made in the 2002 and 2001 consolidated financial statements to conform to the classifications used in 2003.

2.	ACQUISITIONS

Each of the following described acquisitions was accounted for under the purchase method of accounting, and accordingly, the results of operations related to the acquired assets have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

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

Purchase price paid as:
Cash		$3,000
Long-term debt		8,640

Total purchase consideration		11,640
Allocated to:
Accounts receivable, net	$4,109
Inventories	4,082
Property and equipment	1,773
Identifiable intangible assets	600
Accounts payable	(2,185)

Total allocation		8,379

Goodwill		$3,261

Concurrent with the Deka acquisition, Microtek entered into deferred compensation arrangements with certain of Deka’s key employees to gain their assistance with the integration of the Microtek and Deka organizations immediately following the acquisition and their support toward the continued success of the acquired product lines under Microtek’s management. These arrangements provide for lump-sum payments at the end of a four-year employment period and are automatically forfeited if employment is terminated during this period. The aggregate obligation under these arrangements at December 31, 2003 and 2002 was $882,000 and $801,000, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The corresponding deferred charge totaled $188,000 and $351,000 at December 31, 2003 and 2002, respectively, and is included in other assets in the accompanying consolidated balance sheets. The deferred asset is being amortized to compensation expense over the four-year term of the arrangements. Total compensation expense recorded in 2003, 2002 and 2001 with respect to these arrangements was $245,000, $245,000 and $204,000, respectively.

On February 16, 2001, the Company acquired the assets of MICROBasix LLC (“MICROBasix”) for approximately $675,000 in cash and 250,000 shares of the Company’s common stock having a market value of approximately $265,000. The acquisition follows the development of a cooperative alliance relationship with MICROBasix in 2000 for the purpose of sharing technologies, products and services that provide significant volume reduction of low-level radioactive waste for the nuclear industry. The purchase price was allocated as follows (in thousands):

Purchase price paid as:
Cash		$675
Common stock		265

Total purchase consideration		940
Allocated to:
Property and equipment	$200
Identifiable intangible assets	740

Total allocation		940

Goodwill		$—

The MICROBasix purchase agreement also provided for contingent cash payments and the issuance of additional shares of common stock upon the issuance of a U.S. Patent covering the technologies, products and services providing disposal and volume reduction of low-level radioactive waste for the nuclear industry. On September 23, 2003, U.S. Patent No. 6,623,643 was issued covering the process for treatment of waste streams containing water-soluble polymers, specifically in the nuclear industry. Accordingly, the Company made the required cash payments of $200,000 and issued an additional 250,000 shares of the Company’s common stock having a market value of approximately $900,000. These additional patent costs of approximately $1.1 million are being amortized over the expected patent life of approximately 16 years.

The following unaudited pro forma financial information for the year ended December 31, 2001 reflects the Company’s results of operations as if the Deka acquisition had been completed on January 1, 2001 (in thousands, except per share data):

2001
Net revenues	$84,717
Net income	4,798
Net income per share – Basic and Diluted	0.12

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

Effective November 29, 2002, Microtek acquired the surgical drape product line of Gyrus ENT, LLC. The purchase price of approximately $4.2 million was allocated as follows (in thousands):

Purchase price paid in cash		$4,200
Allocated to:
Inventories	$539
Property and equipment	50
Identifiable intangible assets	300

Total allocation		889

Goodwill		$3,311

The acquisition of the Gyrus surgical drape product line on November 29, 2002, did not have a material impact on the Company’s consolidated results of operations in 2002.

Effective November 1, 2003, Microtek acquired substantially all of the assets of Plasco, Inc. (“Plasco”), a manufacturer and marketer of multi-line disposable medical device products. The preliminary allocation of the total estimated purchase price of approximately $3.4 million is subject to adjustment in 2004 when finalized and is summarized as follows (in thousands):

Purchase price paid as:
Cash		$2,546
Note payable (note 6)		866

Total purchase consideration		3,412
Allocated to:
Accounts receivable	$1,056
Inventories	2,168
Other current assets	84
Property and equipment	583
Identifiable intangible assets	210
Accounts payable	(655)
Other liabilities	(34)

Total allocation		3,412

Goodwill		$—

The acquisition of Plasco on November 1, 2003, did not have a material impact on the Company’s consolidated results of operations in 2003.

3.	SALE OF PRODUCT LINE

In September 2003, the Company entered into an agreement with WCM Waste and Compliance Management, Inc. for the sale of certain of the assets related to a portion of the Company’s safety product line. At closing, the Company received cash proceeds of $400,000, a promissory note in the amount of $903,184 and recorded a gain of approximately $982,000 as a result of the transaction. This gain is recorded in other income in the 2003 consolidated statement of operations. The promissory note will be repaid in 36 monthly installments of approximately $9,300, including interest at 7%, beginning on December 15, 2003 through November 15, 2006, one payment of principal in the amount of $103,184 on March 15, 2004, and a final balloon payment representing all remaining principal and all accrued and unpaid interest on December 15, 2006.

4.	INVENTORIES

Inventories are summarized by major classification at December 31, 2003 and 2002 as follows (in thousands):

	2003	2002
Raw materials	$12,257	$10,453
Work-in-progress	1,789	1,009
Finished goods	19,817	13,332

Total inventories	$33,863	$24,794

At December 31, 2003 and 2002, OREX inventories approximated $5.4 million and $2.2 million, respectively. Included in the OREX inventories at December 31, 2003 were finished goods of $3.9 million and raw materials of $1.5 million.

5.	INVESTMENT IN AFFILIATED COMPANY

In May, 2000, the Company and certain of its affiliates and employees organized Global Resources, Inc. (“GRI”). GRI provides supply-chain management and material sourcing services for products manufactured in China. The Company and one of its executive officers own 19.5% and 30%, respectively, of GRI, and this executive officer currently serves on the Board of Directors of GRI. In accordance with a Services Agreement dated June 1, 2000, between the Company and GRI, GRI agreed to provide the Company with supply-chain management services addressing the sourcing of PVA fiber and manufacturing and shipping of products by contract manufacturers of the Company located in China, and agreed to protect the Company’s confidential information and to certain other covenants protecting the Company against competition. For these services, the Company agreed to pay an annual fee of $338,000 (plus certain salary and benefits of certain employees) for the first year of the Agreement and $250,000 for each of the second and third year of the Agreement. In addition, the Company loaned $200,000 to GRI to finance startup costs. The loan accrued interest at 6% (with all accrued and unpaid interest added to principal at the end of year one), and thereafter the loan was repayable in equal quarterly installments of principal plus accrued and unpaid interest, and matured on May 31, 2003.

The Board of Directors of the Company approved these various agreements with GRI after full consideration of the terms and provisions of these agreements. During 2001, Microtek Medical, Inc. began sourcing manufacturing of various of its products through GRI where such supply arrangements were advantageous to Microtek Medical, Inc. based on favorable pricing and other considerations. During 2003, 2002 and 2001, the Company paid a total of $6,576,509, $2,379,822 and $927,482, respectively, for products supplied, services rendered and expenses incurred by GRI for the benefit of the Company.

The Company’s investment in GRI is accounted for under the equity method. The Company recorded $85,000 and $42,000 of income during the years ended December 31, 2003 and 2002, respectively, related to this investment. Summary combined unaudited financial information of GRI as of and for the years ended December 31, 2003 and 2002 follows (in thousands):

	2003	2002
Financial Position:
Current assets	$3,922	2,585
Property and equipment, net	588	175
Other assets	285	27

Total assets	4,795	2,787

Current liabilities	3,652	2,435
Long-term debt and other liabilities	489	120

Total liabilities	4,141	2,555

Stockholders’ equity	654	232

Results of Operations:
Sales	12,868	5,868

Operating Income	521	258

Net income	$421	239

6.	LONG-TERM DEBT

The Credit Agreement

The Company maintains a credit agreement between the Company and a Bank (the “Credit Agreement”). As amended through December 31, 2003, the Credit Agreement provides for a $17.5 million revolving credit facility, which matures on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Aggregate borrowing availability under the revolving facility at December 31, 2003 was $15.1 million. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (4.5% at December 31, 2003) or LIBOR plus an interest margin (2.69% at December 31, 2003). There were $7.2 million and $7.1 million of borrowings at December 31, 2003 and 2002, respectively. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventories, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net worth, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At December 31, 2003 and 2002, the Company was in compliance with all of its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at December 31, 2003 and 2002. The Credit Agreement also provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt

The Company is obligated under certain long-term lease arrangements and notes payable which aggregated $474,000 and $6,000 at December 31, 2003 and 2002, respectively. Additionally, at December 31, 2002 and during 2003, the Company was obligated under a promissory note related to its October 2000 acquisition of Lingeman Medical Products, Inc. The outstanding Lingeman note payable balance at December 31, 2002 was $225,000, which amount, plus all accrued and unpaid interest, was repaid in October 2003.

In conjunction with the Plasco acquisition described in Note 2 above, the Company originally signed a Promissory Note in the principal amount of $1.1 million. This principal amount was reduced in December 2003 to $866,000 as a result of adjustments made to the original purchase price. The note payable, as adjusted, bears interest at 6% and is payable in one payment of approximately $79,000 on March 1, 2004 and thereafter quarterly payments of principal and interest through October 2006. This note payable arrangement is subordinated to the Credit Agreement.

Future minimum lease payments and the aggregate maturities of the Company’s notes payable as of December 31, 2003, are as follows (in thousands):

	Capital leases	Notes payable
2004	$191,584	$301,545
2005	191,584	293,449
2006	127,723	288,672

Total minimum payments	$510,891	$883,666

Amount representing interest	(47,613)

Obligations under capital lease	463,278
Obligations due within one year	170,439

Long-term obligations under capital lease	$292,839

7.	OPERATING LEASES

The Company leases office, manufacturing and warehouse space and equipment under operating lease agreements expiring through 2012. Rent expense was $2.4 million, $2.1 million and $1.8 million in 2003, 2002 and 2001, respectively. At December 31, 2003, minimum future rental payments under these leases are as follows (in thousands):

2004	$1,728
2005	1,109
2006	764
2007	654
2008	607
Thereafter	1,318

Total minimum payments	$6,180

The Company may, at its option, extend certain of its office, manufacturing and warehouse space lease terms through various dates.

8.	INCOME TAXES

The income tax provision is summarized as follows (in thousands):

	2003	2002	2001
Current:
Federal	$—	$—	$130
State	296	253	269
Foreign	4	78	14

	300	331	413

Deferred:
Federal	(8,361)	(3,049)	(1,699)
State	(449)	(571)	(319)

	(8,810)	(3,620)	(2,018)

Tax expense resulting from allocating employee stock option tax benefits to additional paid-in-capital	—	118	467

Total income tax benefit	$(8,510)	$(3,171)	$(1,138)

During 2002 and 2001, the Company recognized $118,000 and $467,000 in income tax benefits associated with the exercise of employee stock options. The benefits recognized related to compensation expense deductions generated during 1997 and 1996, respectively, and were recorded in the accompanying consolidated financial statements as additional paid-in-capital.

The income tax provision allocated to continuing operations using the Federal statutory tax rate differs from the actual income tax benefit as follows ($ amounts in thousands):

	2003		2002		2001
Federal statutory rate	$2,554	34%	$1,783	34%	$1,241	34%
State taxes, net of Federal Benefit	(52)	(1)	(108)	(2)	15	—
Items not deductible for income tax purposes	69	1	57	1	145	4
Other, net	(260)	(4)	174	3	66	2
Valuation allowance	(10,821)	(144)	(5,077)	(97)	(2,605)	(71)

Total	$(8,510)	(113)%	$(3,171)	(61)%	$(1,138)	(31)%

During 2003, 2002 and 2001, the Company decreased its valuation allowance by $12.7 million, $5.8 million and $2.6 million, respectively, to $21.9 million, $34.6 million and $40.4 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the net operating loss carryforwards can be utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred income tax assets:
Allowance for doubtful accounts	$350	$293
Inventories	1,826	1,953
Accrued expenses	107	35
Property and equipment	518	81
Tax credit carryforwards	430	430
Investment write-off	—	1,642
Operating loss carryforward	29,833	33,215
Capital loss carryforward	5,259	4,030
Other	468	219

Gross deferred income tax assets	38,791	41,898
Less: Valuation allowance	(21,902)	(34,588)

Net deferred income tax assets	16,889	7,310

Deferred income tax liabilities:
Intangible assets	1,679	1,121
State income taxes	456	303
Other	397	248

Gross deferred income tax liabilities	2,532	1,672

Net deferred income tax assets	$14,357	$5,638

Amounts included in:
Prepaid expenses and other assets (current)	$2,864	$—
Deferred income taxes (non-current)	11,493	5,638

	$14,357	$5,638

At December 31, 2002, the Company had Federal and state net operating loss carryforwards of $84.8 million and $73.0 million, respectively, of which $2.2 million relates to compensation expense associated with the exercise of employee stock options. At December 31, 2003, the Company had federal and state net operating loss carryforwards of $78.2 million and $81.3 million, respectively, of which $2.2 million related to compensation expense associated with the exercise of employee stock options. These operating loss carryforwards expire on various dates beginning in 2007 through 2022.

At December 31, 2003, the Company has tax credit carryforwards of $430,000, which expire on various dates beginning in 2004 through 2018.

9.	COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

10.	PRODUCT FINANCING AGREEMENT

In conjunction with the August 11, 1998 disposition of its Arden manufacturing facility, the Company entered into a product financing arrangement with Thantex Holdings, Inc. (“Thantex”) whereby the Company agreed to repurchase 2.6 million pounds of OREX fiber originally sold to Thantex for $0.45 per pound, either as fiber or converted product, for $0.80 per pound ratably over a four year period. At the inception of this arrangement, the Company recorded a liability of $2.1 million, which represented the Company’s total repurchase obligation to Thantex. As the risks and rewards with respect to the inventory to be repurchased remain with the Company, the Company continues to carry the inventory at historical cost in the accompanying consolidated financial statements. The repurchase obligation was reduced as quantities were repurchased from Thantex. Through December 31, 2001, the Company had paid approximately $1.7 million in satisfaction of its repurchase obligation, reducing the Company’s remaining repurchase obligation to $404,000. The difference between the repurchase price and the original sale price represented deferred interest expense, which was being recognized on a straight line basis over a four-year period. Through December 31, 2001, interest expense of approximately $446,000 had been recorded, reducing the remaining deferred interest to be recognized to approximately $149,000. The Company’s remaining repurchase obligation was paid in full and the remaining deferred interest expense was recognized in 2002.

11.	LICENSE AGREEMENT

In conjunction with the July 12, 1999 disposition of its MedSurg subsidiary, the Company entered into a 42-month license and supply agreement, which provided Allegiance with the exclusive right to market the Company’s Enviroguard products in the global healthcare market. The payment of $10.5 million allocated to the agreement was recognized as license revenue over the life of the agreement. In July 2000, the Company and Allegiance resolved claims for indemnification made by Allegiance in conjunction with the sale of MedSurg and the license grant. As part of the settlement, Allegiance received a payment of $2.5 million from the Disposition Escrow account. The Company also agreed to pay a rebate to Allegiance over the next two years, payable in equal installments in July 2001 and July 2002. These settlements were recorded as adjustments to deferred licensing revenues. In addition to the license fee, Allegiance agreed to purchase a minimum amount of fabric over the life of the agreement for a pre-determined price. As part of the agreement, Allegiance and the Company agreed to develop a new generation of processing systems to compliment the Enviroguard fabric life cycle cost performance. The processing systems were to be produced and supported by the Company and Allegiance, and Allegiance agreed to pay the Company a royalty if the products were disposed of via a publicly owned water treatment facility. In 2001, the Company completed the assessment of the market viability of its OREX healthcare technology and mutually agreed with Allegiance to discontinue commercialization efforts in the healthcare marketplace.

Deferred licensing revenues at December 31, 2001 were $1.4 million, which were amortized into revenues over the remaining 12 months of the agreement with Allegiance at a rate of $119,000 per month. A summary of deferred licensing revenue at December 31, 2002 is as follows (in thousands):

Original payment allocated to license revenue	$10,500
Amortization in 1999	(1,500)
Amortization in 2000	(2,433)
Amortization in 2001	(1,497)
Amortization in 2002	(1,427)
Settlement with Allegiance and write-off of receivables in 2000 and 2001	(3,643)

Remaining deferred license revenue at December 31, 2003	$—

12.	SHAREHOLDERS’ EQUITY

Preferred Stock - On April 24, 1994, the Company authorized, for future issuance in one or more series or classes, 10.0 million shares of no par value preferred stock. On December 19, 1996, the Company allocated 500,000 of the authorized shares to a series of stock designated as Participating Preferred Stock.

Stock Option Plans  On April 28, 1992, the Company adopted the 1992 Stock Option Plan (the “1992 Plan”) which, as amended, authorized the issuance of up to 4.8 million shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options and/or alternate rights. An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company’s common stock from the alternate right grant date to the exercise date. Options and/or rights under the 1992 Plan were granted through April 27, 2002 at prices not less than 100% of the market value at the date of grant. Options and/or rights become exercisable based upon a vesting schedule determined by the 1992 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the 1992 Plan Committee. At December 31, 2003, currently exercisable options for 799,628 shares were outstanding under the 1992 Plan. There were no alternate rights issued under the 1992 Plan. The expiration of the 1992 Plan on April 27, 2002 does not affect options currently outstanding.

The Company also granted nonqualified stock options to certain employees, non-employees, consultants and directors to purchase shares of the Company’s common stock outside of the 1992 Plan. All such options granted expired in 2001.

In April 1995, the Company adopted a Director Stock Option Plan, which authorized the issuance of up to 30,000 shares of common stock. The Director Stock Option Plan was terminated on March 25, 1999, and all options granted under this plan expired in 2003.

In March 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”), which was approved by the shareholders on May 27, 1999. The 1999 Plan, as amended on May 23, 2002, authorizes the issuance of up to 3.2 million shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options, stock appreciation rights (“SARs”) and other stock awards (collectively, “Stock Awards”). Stock Awards under the 1999 Plan may be granted at prices not less than 100% of the market value at the date of grant. Options and/or SARs become exercisable based upon a vesting schedule determined by the 1999 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and SARs and other stock awards expire at the discretion of the 1999 Plan Committee. The 1999 Plan is unlimited in duration. At December 31, 2003, currently exercisable options for 1,643,000 shares were outstanding under the 1999 Plan.

At December 31, 2003, 2002 and 2001, exercisable options under the Company’s stock option plans were 2,442,628, 1,998,446 and 1,930,459, respectively, at weighted average exercise prices of $2.23, $2.09 and $2.65, respectively. At December 31, 2003 and 2002, there were 943,250 and 1,568,250 shares available for future grants under the Company’s stock option plans.

A summary of option activity during the three years ended December 31, 2003 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding – December 31, 2000	3,134,528	$2.91
Granted	1,280,000	1.44
Exercised	(218,550)	1.67
Canceled	(724,708)	3.92

Outstanding – December 31, 2001	3,471,270	2.23
Granted	690,000	2.38
Exercised	(252,351)	1.93
Canceled	(802,577)	3.25

Outstanding – December 31, 2002	3,106,342	2.01
Granted	660,000	2.78
Exercised	(369,214)	1.97
Canceled	(162,000)	2.78

Outstanding – December 31, 2003	3,235,128	$2.15

In 2002, the Company accelerated the vesting and extended the expiration date of options to purchase 17,375 common shares. In accordance with the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, the Company recorded compensation expense of $55,000 relative to these option grant modifications in 2002.

The following table summarizes information pertaining to options outstanding and exercisable at December 31, 2003:

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.72 - $1.50	808,261	6.1	$1.26	572,011	$1.24
$1.66 - $2.25	1,308,581	7.5	1.93	1,021,081	1.99
$2.26 - $2.73	341,500	6.5	2.35	212,750	2.35
$2.81 - $3.49	396,136	5.1	3.09	257,386	3.16
$3.59 - $4.19	380,650	7.4	3.65	379,400	3.65

	3,235,128	6.7	$2.15	2,442,628	$2.23

The weighted average fair value of options granted in 2003, 2002 and 2001 was $1.42, $1.47 and $1.37, respectively. These fair values and the pro forma information presented in Note 1 were determined using the Black Scholes option pricing model with the following assumptions:

	2003	2002	2001
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	29.5%	51.0%	114.9%
Risk free interest rate	4.0%	4.5%	5.0%
Forfeiture rate	0.0%	0.0%	1.4%
Expected life, in years	9.7	9.1	10.0

Employee Stock Purchase Plan - In March 1999, the Company adopted an Employee Stock Purchase Plan (the “1999 ESPP”) which authorizes the issuance of up to 700,000 shares of common stock. Under the 1999 ESPP, eligible employees may contribute up to 10% of their compensation toward the purchase of common stock at each year-end. The employee purchase price is derived from a formula based on fair market value of the Company’s common stock. During 2001, the Company granted rights to purchase 120,980 shares, which were issued in January 2002. During 2002, the Company granted rights to purchase 48,766 shares, which were issued in January 2003. During 2003, the Company granted the rights to purchase 77,122 shares, which were issued in January 2004. Pro forma compensation cost associated with the rights granted under the 1999 ESPP is estimated based on fair market value. At December 31, 2003 and 2002, there were 300,033 and 377,155 shares available for future issuance under the 1999 ESPP.

Employee Stock Ownership Plan - Effective December 1, 1992, Microtek adopted an Employee Stock Ownership Plan (“ESOP”) to which the Company had the option to contribute cash or shares of the Company’s common stock. During 1993, the Company contributed 16,500 common shares to the ESOP. On November 29, 1993, the Company reserved an additional 148,500 common shares at $3.64 per share for issuance to the ESOP. As consideration for the 148,500 reserved shares, the ESOP issued a $540,000 purchase loan (the “ESOP Loan”) to the Company, payable in equal annual installments of $79,000, including interest at 6% commencing November 29, 1994. The ESOP Loan was not recorded in the accompanying consolidated financial statements.

The Company’s contributions to the ESOP each plan year were determined by the Board of Directors, provided that for any year in which the ESOP Loan remained outstanding the contributions by the Company were not less than the amount needed to provide the ESOP with sufficient cash to pay installments under the ESOP Loan. The Company contributed $79,392 to the ESOP during each of 2002 and 2001.

The unearned shares reserved for issuance under the ESOP were accounted for as a reduction of shareholders’ equity. During both 2002 and 2001, 16,500 reserved shares were released, resulting in compensation expense of $40,000 and $42,000, respectively. At December 31, 2003 and 2002, there were no unearned shares under the ESOP. The ESOP was terminated effective December 31, 2003.

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

Stock Purchase Assistance Plan - During 2001, the Company adopted a stock purchase assistance plan whereby the Company extended financing to certain officers and key employees for the purchase of up to an aggregate of $199,999 of the Company’s stock on the open market. These loans were secured by the shares acquired and were repayable under full recourse promissory notes. The notes accrued interest at an annual rate of 7.0 percent and matured on the second anniversary of the notes. Amounts payable to the Company under these note payable arrangements at December 31, 2002 totaled $121,000 and were paid in full during 2003.

Stock Repurchase Program - Effective February 22, 2000 and until December 31, 2000, the Board of Directors authorized the repurchase of up to 5.0% of the Company’s outstanding common stock from time to time in open market or private transactions. During 2001, this program was extended through November 30, 2002, to authorize the repurchase of an additional 1.0 million shares. In 2002, the Board of Directors amended the program to authorize the repurchase of an aggregate of 2.0 million shares through December 31, 2003. In December 2003, the plan was extended through December 31, 2004. As of December 31, 2003, the Company had repurchased 1,342,295 shares for an aggregate repurchase price of $2.7 million.

13.	SIGNIFICANT CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

The Company generated 15%, 15% and 17% of its sales from a single customer in 2003, 2002 and 2001, respectively. The related accounts receivable from this customer were $3.1 million, $2.2 million and $2.3 million at December 31, 2003, 2002 and 2001, respectively.

Included in the Company’s consolidated balance sheet at December 31, 2003 and 2002 are the net assets of the Company’s manufacturing and distribution facilities located in the United Kingdom and the Dominican Republic which total $13.9 million and $11.9 million, respectively. Only the facility in the United Kingdom sells products to external customers. Sales from the United Kingdom were $5.8 million, $4.9 million and $3.5 million in 2003, 2002 and 2001, respectively. International sales by the Company were $13.4 million, $11.8 million and $9.9 million in 2003, 2002 and 2001, respectively.

14.	RETIREMENT PLANS

The Company maintains a 401(k) retirement plan covering employees who meet certain age and length of service requirements, as defined. The Company matches a portion of employee contributions to the plans in shares of the Company’s common stock. The Company contributed stock with a fair value of $377,000, $366,000 and $334,000 to the plan during 2003, 2002 and 2001, respectively.

15.	RESERVE FOR RESTRUCTURING EXPENSES

In December 2000, the Company recorded restructuring and impairment charges totaling $9.1 million. At December 31, 2000, amounts included in the Company’s accrued expenses related to these restructuring and impairment charges totaled approximately $1.2 million and included severance and consulting arrangements with former officers and employees of approximately $885,000 and accrued lease liabilities of approximately $281,000. The severance arrangements and closed office lease liabilities were recorded in conjunction with a restructuring plan that included the consolidation of the Company’s Norcross, Georgia corporate functions into Microtek’s corporate functions in Columbus, Mississippi, the consolidation of Microtek’s Mexico manufacturing facilities into Microtek’s Dominican Republic facilities and the closing of its sales office in New York, New York. Severance benefits for 99 employees totaling $636,000 were accrued at December 31, 2000. Additional severance benefits for 54 employees totaling $143,000 were accrued during 2001. The Company terminated five of these employees in 2000. The remaining 148 were terminated in 2001. Severance benefits totaling $779,000 were paid to these 153 employees during 2001.

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

16.	UNAUDITED QUARTERLY FINANCIAL INFORMATION (in thousands, except per share data)

	Quarter
Year Ended December 31,	First		Second		Third		Fourth
2003
Net sales	$22,986		$24,874		$24,342		$26,462
Gross profit	8,864		9,737		9,787		10,828
Net income	2,197	(1)	3,207	(1)	4,941	(1)	5,678	(1)
Income per common share –
Basic	$0.05	(1)	$0.08	(1)	$0.12	(1)	$0.13	(1)
Diluted	$0.05	(1)	$0.08	(1)	$0.11	(1)	$0.13	(1)
2002
Net sales	$21,181		$21,172		$22,165		$22,137
Gross profit	8,596		8,465		8,568		8,472
Net income	1,328		790		1,482		4,814	(2)
Income per common share –
Basic	$0.03		$0.02		$0.04		$0.11	(2)
Diluted	$0.03		$0.02		$0.03		$0.11	(2)

(1)	Includes the effect of the Company’s deferred income tax benefit of $8.8 million in 2003 recorded as follows:

First Quarter	$929
Second Quarter	1,586
Third Quarter	2,366
Fourth Quarter	3,929

$8,810

(2)	Includes the effect of the Company’s deferred income tax benefit of $3.5 million, net of tax expense resulting from allocating employee stock option tax benefits to additional paid-in-capital of $118,000, recorded in the fourth quarter of 2002.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Expense	Other (1)	Deductions (2)	Balance at End of Period
Year Ended December 31, 2001:
Allowance for doubtful trade accounts receivable	$1,122	$165	$430	$(823)	$894
Reserve for restructuring expenses	$1,165	$143	$—	$(1,282)	$26
Valuation allowance for deferred tax assets	$43,043	$—	$(2,605)	$—	$40,438
Year Ended December 31, 2002:
Allowance for doubtful trade accounts receivable	$894	$454	$—	$(210)	$1,138
Reserve for restructuring expenses	$26	$—	$—	$(26)	$—
Valuation allowance for deferred tax assets	$40,438	$—	$(5,850)	$—	$34,588
Year Ended December 31, 2003:
Allowance for doubtful trade accounts receivable	$1,138	$763	$50	$(979)	$972
Valuation allowance for deferred tax assets	$34,588	$—	$(12,686)	$—	$21,902

(1)	Other amounts with respect to the allowance for doubtful trade accounts receivable in 2001 and 2003 represent the allowance for doubtful trade accounts receivable recorded in conjunction with the Deka acquisition and the Plasco acquisition, respectively. Other amounts related to the valuation allowance for deferred tax assets in 2001, 2002 and 2003 represent the net change in the valuation allowance during the period.

(2)	Deductions related to the allowance for doubtful trade accounts receivable represent amounts written off during the period less recoveries of amounts previously written off. In the case of the reserve for restructuring expenses in 2001 and 2002, deductions represent adjustments or payment of expenses charged to the reserve.