Form 10-Q
period 2004-03-31
MICROTEK MEDICAL HOLDINGS INC
filed 2004-05-10
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	March 31, 2004	Commission File No.	0-24866

MICROTEK MEDICAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1746149
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 7, 2004

Common Stock, $.001 par value	42,952,667

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended March 31, 2004 and March 31, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2004 and March 31, 2003

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

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

Assets	March 31, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$10,266	$9,462
Accounts receivable, net	18,215	16,331
Other receivables	177	287
Inventories	32,915	33,863
Prepaid expenses and other assets	4,087	4,268

Total current assets	65,660	64,211

Property and equipment	27,603	26,971
Less accumulated depreciation	(19,299)	(18,753)

Property and equipment, net	8,304	8,218

Intangible assets, net	30,552	30,488
Deferred income taxes	11,493	11,493
Other assets	3,374	3,889

Total assets	$119,383	$118,299

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,254	$7,277
Accrued expenses	3,066	3,942
Current portion of long-term debt	471	472

Total current liabilities	11,791	11,691

Long-term debt, excluding current portion	6,394	8,056
Other long-term liabilities	1,919	2,008

Total liabilities	20,104	21,755

Shareholders' equity:
Common stock	44	44
Additional paid-in capital	214,565	213,613
Accumulated deficit	(112,475)	(114,199)
Accumulated other comprehensive income, net	244	185

	102,378	99,643
Treasury shares, at cost	(3,099)	(3,099)

Total shareholders' equity	99,279	96,544

Total liabilities and shareholders' equity	$119,383	$118,299

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Net revenues	$29,297	$22,986
Cost of goods sold	17,749	14,122

Gross profit	11,548	8,864
Operating expenses:
Selling, general and administrative	9,266	7,172
Research and development	262	219
Amortization of intangibles	148	117

Total operating expenses	9,676	7,508

Income from operations	1,872	1,356
Interest income	17	27
Interest expense	(71)	(65)
Equity in earnings of investee	2	21

Income before income taxes	1,820	1,339
Income tax expense (benefit)	96	(858)

Net income	$1,724	$2,197

Other comprehensive income (loss):
Foreign currency translation gain (loss), net	64	(72)
Unrealized gain (loss) on available for sale
securities, net	(5)	23

Comprehensive income	$1,783	$2,148

Net income per common share -
Basic	$0.04	$0.05

Diluted	$0.04	$0.05

Basic weighted average number of common
shares outstanding	42,774	42,115

Diluted weighted average number of common
shares outstanding	44,568	42,775

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Cash flows from operating activities:
Net income	$1,724	$2,197

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	546	571
Amortization of intangibles	148	117
Provision for doubtful accounts	196	288
Deferred income taxes	--	(929)
Other	(2)	(21)
Changes in operating assets and liabilities	60	(1,957)

Net cash provided by operating activities	2,672	266

Cash flows from investing activities:
Purchase of and deposits for property and equipment	(390)	(561)
Investment in OrthoPlast	(413)	--

Net cash used in investing activities	(803)	(561)

Cash flows from financing activities:
Net (repayments) borrowings under credit agreement	(1,544)	150
Changes in bank overdraft	(418)	724
Repayments under notes payable	(119)	(6)
Proceeds from exercise of stock options	650	54
Repurchase of treasury stock	--	(241)
Proceeds from issuance of common stock	302	207

Net cash provided by (used in) financing activities	(1,129)	888

Effect of exchange rate changes on cash	64	(72)

Net increase in cash and cash equivalents	804	521

Cash and cash equivalents at beginning of period	9,462	9,823

Cash and cash equivalents at end of period	$10,266	$10,344

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for the interim periods are not necessarily indicative of results to be expected for the full year. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Annual Report”).

2.	CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. During the three months ended March 31, 2004, there have been no material changes to any of the Company’s critical accounting policies.

3.	NEWLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. In December 2003, the FASB published a revision to Interpretation No. 46 (46R) to clarify some of the provisions of the original Interpretation. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of the provisions of this Interpretation for 2003 and 2004 had no effect on the Company’s consolidated financial statements.

4.	ACQUISITIONS

Each of the following acquisitions was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the results of operations related to the acquired assets have been included in the accompanying unaudited condensed consolidated financial statements from their respective acquisition date.

Effective November 1, 2003, Microtek acquired substantially all of the assets of Plasco, Inc. (“Plasco”), a manufacturer and marketer of multi-line disposable medical device products. The preliminary allocation of the total estimated purchase price of approximately $3.4 million is subject to adjustment in 2004 when finalized and is summarized as follows (in thousands):

Purchase price paid as:
Cash		$ 2,569
Note payable (note 6)		866

Total purchase consideration		3,435
Allocated to:
Accounts receivable	$1,056
Inventories	2,050
Other current assets	111
Property and equipment	770
Identifiable intangible assets	185
Accounts payable	(703)
Other liabilities	(34)

Total allocation		3,435

Goodwill		$ --

Effective March 1, 2004, Microtek acquired substantially all of the assets of Ortho/Plast, Inc. (“OrthoPlast”), a marketer of a small line of orthopedic products. The purchase price of approximately $413 thousand in cash, including certain acquisition costs, was allocated to accounts receivable, inventories, property and equipment and identifiable intangibles (principally trademarks and customer list) based on those assets’respective estimated fair values, with the excess allocated to goodwill. The amount allocated to goodwill was not significant. The terms of the related purchase agreement also provide for additional cash consideration up to $600 thousand if future revenues from the Company’s orthopedic product line exceed certain targeted levels, as defined in the agreement, through 2009. The additional consideration will be recorded when it is determinable that such target revenues have been met and is expected to result in additional goodwill. The acquisition of OrthoPlast on March 1, 2004, did not have a material impact on the Company’s consolidated results of operations for the first quarter of 2004.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are summarized by major classification at March 31, 2004 and December 31, 2003 as follows (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$11,901	$12,257
Work-in-progress	1,943	1,789
Finished goods	19,071	19,817

Total inventories	$32,915	$33,863

At March 31, 2004 and December 31, 2003, OREX inventories approximated $5.1 million and $5.4 million, respectively. Included in the OREX inventories at March 31, 2004 and December 31, 2003 were finished goods of $3.7 million and $3.9 million, respectively, and raw materials of $1.4 million and $1.5 million, respectively.

6.	LONG-TERM DEBT

The Credit Agreement. The Company maintains a credit agreement with a Bank (the “Credit Agreement”). As amended to date, the Credit Agreement provides for a $17.5 million revolving credit facility, which matures on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (4.5% at March 31, 2004) or LIBOR plus an interest margin (2.6% at March 31, 2004). Borrowing availability under the revolving facility at March 31, 2004 and December 31, 2003 was $15.6 million and $15.1 million, respectively. There were outstanding borrowings under the revolving credit facility of $5.6 million at March 31, 2004 and $7.2 million at December 31, 2003. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net worth, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At March 31, 2004 and December 31, 2003, the Company was in compliance with all of its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at March 31, 2004 or December 31, 2003. The Credit Agreement also provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt. The Company is obligated under certain long-term lease arrangements and notes payable which aggregated $431,000 and $474,000 at March 31, 2004 and December 31, 2003, respectively. In addition, in conjunction with the Plasco acquisition described in Note 4, the Company originally signed a Promissory Note in the principal amount of $1.1 million. This principal amount was reduced in December 2003 to $866,000 as a result of adjustments made to the original purchase price. This note payable balance, including accrued interest, amounted to $798,000 and $$873,000 at March 31, 2004 and December 31, 2003, respectively, bears interest at 6% and is payable in quarterly payments of principal and interest through October 2006. This note payable arrangement is subordinated to the Credit Agreement.

The carrying value of long-term debt at March 31, 2004 and December 31, 2003 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

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

	Three months ended March 31,
	2004	2003
Basic Shares	42,774	42,115
Dilutive Shares (due to stock options)	1,794	660

Diluted Shares	44,568	42,775

Options to purchase approximately 758 thousand shares were outstanding at March 31, 2003 but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. There were no such antidilutive shares for the three months ended March 31, 2004.

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

	Three months ended March 31,
	2004	2003
Dividend yield	0.0%	0.0%
Expected volatility	19.0%	9.0%
Risk free interest rate	3.9%	3.9%
Forfeiture rate	0.0%	0.0%
Expected life, in years	10.0	10.0

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

	Three months ended March 31,
	2004	2003
Net income, as reported	$ 1,724	$2,197
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(563)	(317)

Pro forma net income	$ 1,161	$1,880

Net income per share:
Basic - as reported	$ 0.04	$0.05

Diluted - as reported	$ 0.04	$0.05

Basic - pro forma	$ 0.03	$0.04

Diluted - pro forma	$ 0.03	$0.04

9.	STOCK REPURCHASE PROGRAM

In December 2003, the Board of Directors amended the Company’s existing stock repurchase program to authorize the repurchase of an aggregate of 2.0 million shares through December 31, 2004. A total of 100 thousand shares were repurchased under this program during the three months ended March 31, 2003. There were no shares repurchased during the three months ended March 31, 2004. As of March 31, 2004, the Company had repurchased approximately 1.3 million shares for an aggregate repurchase price of approximately $2.7 million.

10.	COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company has two primary operating units. Substantially all of the Company’s operations are conducted through Microtek which manufactures and sells infection control products, fluid control products, safety products and other products to healthcare professionals for use in environments such as operating rooms and ambulatory surgical centers. OTI focuses on the commercialization of the Company’s OREX degradable products and disposal technologies to the nuclear power generating industry. Effective November 1, 2003, Microtek acquired substantially all of the assets of Plasco, Inc. (“Plasco”), a manufacturer and marketer of multi-line disposable medical device products. Effective March 1, 2004, Microtek acquired substantially all of the assets of Ortho/Plast, Inc. (“OrthoPlast”), a marketer of a small line of orthopedic products. The acquisition of OrthoPlast did not have a material impact on the Company’s consolidated results of operations for the first quarter of 2004 and is not expected to have a material impact on the Company’s consolidated results of operations in the near term.

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Net revenues for the three months ended March 31, 2004 (the “2004 Quarter”) were $29.3 million, an increase of $6.3 million or 27.5 percent from the $23.0 million of net revenues reported for the three months ended March 31, 2003 (the “2003 Quarter”).

For the 2004 Quarter, Microtek’s net revenues totaled $27.3 million, an increase of $5.7 million or 26.6 percent over Microtek’s net revenues of $21.6 million in the 2003 Quarter. Included in Microtek’s revenues for the 2004 Quarter was approximately $2.2 million in revenues from its Plasco division which was acquired effective November 1, 2003. The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues for the 2004 Quarter and 2003 Quarter:

	Three months ended March 31, 2004		Three months ended March 31, 2003
	Amount	% of Total	Amount	% of Total
Domestic	$23.5	86.1%	$18.1	83.9%
International	3.8	13.9%	3.5	16.1%

Total	$27.3	100.0%	$21.6	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories: branded hospital and contract manufacturing (commonly referred to as OEM). Included in the Company’s OEM revenues are sales of products to custom procedure tray companies and other “non-branded” or private label customers. Hospital branded revenues were 53.7 percent and OEM revenues were 46.3 percent of total domestic revenues in the 2004 Quarter as compared to 57.0 percent and 43.0 percent, respectively, in the 2003 Quarter.

Microtek’s domestic revenues in the 2004 Quarter increased by $5.4 million over corresponding revenues in the 2003 Quarter due to an increase of $941 thousand, or 9.1 percent, in Microtek’s branded hospital revenues, an increase of $2.2 million, or 28.9 percent, in Microtek’s OEM revenues and revenues of $2.2 million generated by Microtek’s Plasco division. Branded hospital revenue growth in the 2004 Quarter over the 2003 Quarter was demonstrated in Microtek’s CleanOp product line (an increase of $833 thousand or 47.8 percent) and its domestic equipment and patient drape business (an increase of $211 thousand or 3.4 percent). Microtek’s safety product revenues declined by approximately $140 thousand in the 2004 Quarter as the impact of the sale of certain of the Company’s non-strategic safety product lines in September 2003 (the Company recorded approximately $305 thousand in revenues for those non-strategic products in the 2003 Quarter with no corresponding revenues in the 2004 Quarter) exceeded revenue growth in the Company’s remaining safety product revenues during the 2004 Quarter of $175 thousand. Microtek’s international net revenues were $3.8 million for the 2004 Quarter, an increase of $325 thousand from the 2003 Quarter.

OTI’s net revenues were $2.0 million in the 2004 Quarter versus $1.4 million in the 2003 Quarter, substantially all of which related to OTI’s nuclear operations. The growth of OTI’s revenues is attributable to growing nuclear industry usage and acceptance of the OREX products.

Gross profit margins in the 2004 Quarter were 39.4 percent, relatively consistent with gross profit margins of 38.6 percent recorded in the 2003 Quarter.

Operating expenses in the 2004 Quarter were 33.0 percent of net revenues versus 32.7 percent of net revenues in the 2003 Quarter. Selling, general and administrative expenses were $9.3 million or 31.6 percent of net revenues in the 2004 Quarter versus $7.2 million or 31.2 percent of net revenues in the 2003 Quarter. The increases in the absolute dollar amount of selling, general and administrative expenses in the 2004 Quarter are primarily attributable to operating expenses of the Plasco division and higher distribution and other variable selling costs associated with increased revenues in the 2004 Quarter.

Research and development expenses in the 2004 Quarter increased slightly to $262 thousand from $219 thousand in the 2003 Quarter primarily as a result of Microtek’s expanded product development program which includes numerous product enhancements and new product introductions planned for 2004 and 2005.

Amortization of intangibles in the 2004 Quarter was $148 thousand, a slight increase over $117 in the 2003 Quarter. This increase stems primarily from the amortization of OTI patent costs recorded in September 2003 and certain intangibles acquired in the Plasco acquisition in November 2003.

Income from operations for the 2004 Quarter was $1.9 million, versus $1.4 million in the 2003 Quarter. For the 2004 Quarter, Microtek’s income from operations of $1.7 million exceeded its income from operations recorded in the 2003 Quarter by $243 thousand, or 17.2 percent. The Company’s OTI division reported operating income in the 2004 Quarter of $215 thousand, as compared to an operating loss of $58 thousand for the 2003 Quarter.

Interest expense, net of interest income, of $54 thousand in the 2004 Quarter increased slightly from $38 thousand in the 2003 Quarter due to additional interest expense related to the Company’s long-term debt, primarily as a result of the Plasco acquisition in November 2003, and lower interest income on cash and cash equivalents resulting from lower average interest rates.

The Company’s provision for income taxes in the 2004 Quarter reflects income tax expense of $96 thousand consisting entirely of the Company’s state and foreign tax provisions for the quarter. This compares to a net income tax benefit of approximately $858 thousand for the 2003 Quarter. During the 2003 Quarter, the Company recorded a non-cash deferred income tax benefit of approximately $929 thousand, or $0.02 per diluted share, related to the decrease in the Company’s valuation allowance with respect to certain of its deferred tax assets. Offsetting this income tax benefit in the 2003 Quarter was the Company’s state and foreign income tax provision of approximately $71 thousand. The Company did not record any deferred income tax benefit in the 2004 Quarter.

The resulting net income for the 2004 Quarter was $1.7 million, or $0.04 per basic and diluted share, as compared to $2.2 million, or $0.05 per basic and diluted share reported for the 2003 Quarter. Excluding the non-cash deferred income tax benefit recorded in the 2003 Quarter of $929 thousand, the Company’s net income for the 2004 Quarter increased over the 2003 Quarter by approximately $456 thousand or 36.0 percent.

Liquidity and Capital Resources

As of March 31, 2004 and December 31, 2003, the Company’s cash and cash equivalents totaled $10.3 million and $9.5 million, respectively. The Company’s cash flow activity in the 2004 Quarter and the 2003 Quarter were as follows (in thousands):

	Three months ended March 31,
	2004	2003
Cash provided by operating activities	$2,672	$266
Cash used in investing activities	(803)	(561)
Cash provided by (used in) financing activities	(1,129)	888

During the 2004 Quarter, the Company’s operating activities generated cash of $2.7 million compared to $266 thousand in the 2003 Quarter. The improvement in operating cash flow in the 2004 Quarter is principally attributable to improved net income, net of deferred income taxes in the 2003 Quarter, plus disciplined working capital management activities which resulted in a net change in operating assets and liabilities of $60 thousand for the 2004 Quarter. During the 2004 Quarter, a $1.6 million increase in accounts receivable and a net decrease of $1.2 million in inventories, prepaid expenses and other assets were substantially matched against a $1.4 million increase in accounts payable and a net decrease in accrued compensation and other liabilities of $1.0 million. During the 2003 Quarter, a significant portion of the Company’s operating cash flow was used to fund working capital expansion related to the commercialization of OTI’s nuclear business and Microtek’s expanding operations, particularly in accounts receivable and inventory.

Investing activities in the 2004 Quarter used $803 thousand in cash and consisted of purchases of capital property and equipment of $390 thousand and cash consideration of $413 thousand for the OrthoPlast acquisition. Cash used in investing activities in the 2003 Quarter included $561 thousand in capital property and equipment additions.

During the 2004 Quarter, financing activities used $1.1 million in cash. Net repayments under the Company’s Credit Agreement in the 2004 Quarter were $1.5 million, and repayments of other long-term debt agreements in the 2004 Quarter totaled $119 thousand. Offsetting these repayments were proceeds of $650 thousand from the exercise of stock options and $302 thousand generated from other stock issuances. Additionally, during the 2004 Quarter, the Company’s bank overdraft decreased by $418 thousand. Cash provided by financing activities for the 2003 Quarter was $888 thousand comprised of an increase in the Company’s bank overdraft of $724 thousand, net borrowings under the Company’s Credit Agreement of $150 thousand, proceeds from the exercise of stock options of $54 thousand, and $207 thousand from other stock issuances. Offsetting these amounts were repayments under other long-term debt agreements of $6 thousand and the purchase of 100 thousand shares of stock for $241 thousand.

The Company maintains a $17.5 million credit agreement (as amended to date, the “Credit Agreement”) with the JP Morgan Chase Bank (the “Bank”), consisting of a revolving credit facility maturing on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $17.5 million, less any outstanding letters of credit issued under the Credit Agreement. Outstanding borrowings under the revolving credit facility were $5.6 million and $7.2 million at March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004, the Company had additional borrowing availability under the revolving facility of $10.0 million. As of May 7, 2004, the Company’s total borrowing availability under the revolving facility increased to $16.6 million, of which the Company had borrowed $5.5 million. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (4.5% at May 7, 2004) or LIBOR plus an interest margin (2.60% at May 7, 2004). At March 31, 2004, the Company was in compliance with its financial covenants under the Credit Agreement.

Based on its current business plan, the Company expects that cash equivalents and short term investments on hand, the Company’s credit facility, as amended, and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. However, currently unforeseen future developments, potential acquisitions and increased working capital requirements may require additional debt financing or issuance of common stock in 2004 and subsequent years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheets arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Forward Looking Statements

Statements made in this Quarterly Report include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the ability of the Company to meet its liquidity and capital requirements. The Company’s actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company’s Annual Report including, without limitation, those described under Risk Factors under the captions “-Reliance upon Microtek”, “-History of Net Losses”, “-Competition”, “-Product Liability”, “-Stock Price Volatility”, “-Dependence on Key Personnel”, “-Anti-takeover Provisions”, “-Low Barriers to Entry for Competitive Products”, “-Potential Erosion of Profit Margins”, “-Risks of Completing Acquisitions”, “-Risks of Successfully Integrating Acquisitions”, “-Small Sales and Marketing Force”, “-Reliance upon Distributors”, “-Reliance Upon Large Customers”, “-Microtek Regulatory Risks”, “-Risks of Obsolescence”, “-Reduced OREX Market Potential”, “-OREX Commercialization Risks”, “-OREX Manufacturing and Supply Risks”, “-Risks Affecting Protection of Technology”, “-Risks of Technological Obsolescence” and “-OTI Regulatory Risks”. The Company does not undertake to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s operating results and cash flows are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not impact the Company’s operating results or cash flow. The effect of foreign currency transactions has not historically been material to the Company’s results of operations. The Company may in the future export or import increased amounts of products payable in foreign currencies, exposing the Company to increased risks on fluctuations in currency exchange rates.

The Company’s greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company’s interest expense. At March 31, 2004, the Company had $5.6 million of long-term debt bearing interest at a floating rate approximating the Prime Rate or LIBOR. Because these rates are variable, an increase or decrease in the Company’s average interest rate of 10%, or approximately 27 basis points, would have increased or decreased interest expense by less than $5 thousand for the three months ended March 31, 2004.

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

Item 2. Changes in Securities and Use of Proceeds

During the quarter for which this report is filed, there were no material modifications in the instruments defining the rights of shareholders. During the quarter for which this report is filed, none of the rights evidenced by the shares of the Company’s common stock were materially limited or qualified by the issuance or modification of any other class of securities. The Company made no repurchases of equity securities during the quarter ended March 31, 2004.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securityholders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Description

3.1(1)	Articles of Incorporation of Isolyser Company, Inc.

3.2(2)	Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc.

3.3	Amended and Restated Bylaws of Microtek Medical Holdings, Inc.

4.1(1)	Specimen Certificate of Common Stock

4.2	Seventh Amendment and Waiver Agreement dates as of March 4, 2004, to the Amended and Restated Credit Agreement dated as of May 14, 2001.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-83474).

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(b)	Reports on Form 8-K

On February 6, 2004, the registrant furnished a Current Report on Form 8-K dated February 5, 2004 pursuant to Item 12 announcing the Company’s anticipated net revenues for the quarter and year ended December 31, 2003.

On February 24, 2004, the registrant furnished a Current Report on Form 8-K dated February 24, 2004 pursuant to Item 12 announcing the Company’s results of operations for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2004.

MICROTEK MEDICAL HOLDINGS, INC.

By: /s/ Dan R. Lee
Dan R. Lee Chairman, President & Chief Executive Officer (principal executive officer)

By: /s/ Roger G. Wilson
Roger G. Wilson Chief Financial Officer (principal financial officer)