Form 10-Q
period 2004-06-30
MICROTEK MEDICAL HOLDINGS INC
filed 2004-08-09
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	June 30, 2004	Commission File No.	0-24866

MICROTEK MEDICAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1746149
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 4, 2004

Common Stock, $.001 par value	43,094,927

INDEX

PART I:   FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended June 30, 2004 and June 30, 2003 and for the Six Months ended June 30, 2004 and June 30, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2004 and June 30, 2003

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

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

Assets	June 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$6,879	$9,462
Accounts receivable, net	17,875	16,331
Other receivables	298	287
Inventories	34,132	33,863
Prepaid expenses and other assets	4,051	4,268

Total current assets	63,235	64,211

Property and equipment	28,340	26,971
Less accumulated depreciation	(19,744)	(18,753)

Property and equipment, net	8,596	8,218

Intangible assets, net	37,865	30,488
Deferred income taxes	11,493	11,493
Other assets	4,548	3,889

Total assets	$125,737	$118,299

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,928	$7,277
Accrued expenses	3,582	3,942
Current portion of long-term debt	480	472

Total current liabilities	12,990	11,691

Long-term debt, excluding current portion	8,763	8,056
Other long-term liabilities	2,628	2,008

Total liabilities	24,381	21,755

Shareholders' equity:
Common stock	44	44
Additional paid-in capital	214,923	213,613
Accumulated deficit	(110,783)	(114,199)
Accumulated other comprehensive income, net	271	185

	104,455	99,643
Treasury shares, at cost	(3,099)	(3,099)

Total shareholders' equity	101,356	96,544

Total liabilities and shareholders' equity	$125,737	$118,299

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net revenues	$30,157	$24,874	$59,454	$47,860
Cost of goods sold	18,373	15,137	36,122	29,259

Gross profit	11,784	9,737	23,332	18,601
Operating expenses:
Selling, general and administrative	9,459	7,576	18,725	14,748
Research and development	246	259	508	478
Amortization of intangibles	158	108	306	225

Total operating expenses	9,863	7,943	19,539	15,451

Income from operations	1,921	1,794	3,793	3,150

Interest income	14	22	31	49
Interest expense	(70)	(78)	(141)	(143)
Equity in earnings of investee	22	2	24	23

Income before income taxes	1,887	1,740	3,707	3,079

Income tax provision	195	(1,467)	291	(2,325)

Net income	$1,692	$3,207	$3,416	$5,404

Other comprehensive income (loss):
Foreign currency translation gain (loss), net	(33)	141	31	69
Unrealized gain (loss) on available for sale
securities, net	60	(17)	55	6

Comprehensive income	$1,719	$3,331	$3,502	$5,479

Net income per common share -
Basic and Diluted	$0.04	$0.08	$0.08	$0.13

Basic weighted average number of common
shares outstanding	42,974	42,063	42,874	42,089

Diluted weighted average number of common
shares outstanding	44,571	42,759	44,529	42,763

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30, 2004	Six months ended June 30, 2003
Cash flows from operating activities:
Net income	$3,416	$5,404
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,064	1,115
Amortization of intangibles	306	225
Provision for doubtful accounts	338	429
Deferred income taxes	--	(2,515)
Other	(24)	(23)
Changes in operating assets and liabilities, net of
acquisitions	1,586	(2,352)

Net cash provided by operating activities	6,686	2,283

Cash flows from investing activities:
Purchase of and deposits for property and equipment	(991)	(1,240)
Investment in International Medical Products	(9,454)	--
Investment in OrthoPlast	(413)	--

Net cash used in investing activities	(10,858)	(1,240)

Cash flows from financing activities:
Net borrowings (repayments) under credit agreement	943	(809)
Changes in bank overdraft	(467)	237
Repayments under notes payable	(228)	(6)
Proceeds from exercise of stock options	885	149
Repurchase of treasury stock	--	(497)
Proceeds from issuance of common stock	425	298

Net cash provided by (used in) financing activities	1,558	(628)

Effect of exchange rate changes on cash	31	69

Net (decrease) increase in cash and cash equivalents	(2,583)	484
Cash and cash equivalents at beginning of period	9,462	9,823

Cash and cash equivalents at end of period	$6,879	$10,307

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The Company’s discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. During the six months ended June 30, 2004, there have been no material changes to any of the Company’s critical accounting policies.

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

Effective November 1, 2003, Microtek acquired substantially all of the assets of Plasco, Inc. (“Plasco”), a manufacturer and marketer of multi-line disposable medical device products. The preliminary allocation of the total estimated purchase price of approximately $3.4 million is subject to adjustment in 2004 when finalized and is summarized as follows (in thousands):

Purchase price paid as:
Cash		$ 2,569
Note payable (note 6)		866

Total purchase consideration		3,435
Allocated to:
Accounts receivable	$1,056
Inventories	2,050
Other current assets	111
Property and equipment	795
Identifiable intangible assets	187
Accounts payable	(730)
Other liabilities	(34)

Total allocation		3,435

Goodwill		$ --

Effective March 1, 2004, Microtek acquired substantially all of the assets of Ortho/Plast, Inc. (“OrthoPlast”), a marketer of a small line of orthopedic products. The purchase price of approximately $413 thousand in cash, including certain acquisition costs, was allocated to accounts receivable, inventories, property and equipment and identifiable intangibles (principally trademarks and customer list) based on those assets’respective estimated fair values, with the excess allocated to goodwill. The amount allocated to goodwill was not significant. The terms of the related purchase agreement also provide for additional cash consideration up to $600 thousand if future revenues from the Company’s orthopedic product line exceed certain targeted levels, as defined in the agreement, through 2009. The additional consideration will be recorded when it is determinable that such target revenues have been met and is expected to result in additional goodwill. The acquisition of OrthoPlast on March 1, 2004, did not have a material impact on the Company’s consolidated results of operations for the first six months of 2004.

Effective May 28, 2004, Microtek acquired selected fixed assets and inventories related to certain businesses of International Medical Products B.V. and affiliates (collectively, “IMP”) from Cardinal Health for approximately $9.5 million in cash, including acquisition costs. The fixed assets and inventories acquired were recorded at estimated fair values totaling approximately $2.0 million, as determined by the Company’s management based on information currently available. The Company is currently evaluating the fair value of other assets acquired, principally any identifiable intangible assets. Accordingly, the preliminary allocation of the purchase price, which tentatively resulted in goodwill of $7.5 million, is subject to revision based on the final determination of other fair values.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are summarized by major classification at June 30, 2004 and December 31, 2003 as follows (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$12,075	$12,257
Work-in-progress	2,109	1,789
Finished goods	19,948	19,817

Total inventories	$34,132	$33,863

At June 30, 2004 and December 31, 2003, OREX inventories approximated $5.4 million. Included in the OREX inventories at June 30, 2004 and December 31, 2003 were finished goods of $4.3 million and $4.1 million, respectively, and raw materials of $1.1 million and $1.3 million, respectively.

6.	LONG-TERM DEBT

The Credit Agreement. The Company maintains a credit agreement with a Bank (the “Credit Agreement”). As amended to date, the Credit Agreement provides for a $23.5 million revolving credit facility, which matures on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (4.5% at June 30, 2004) or LIBOR plus an interest margin (3.1% at June 30, 2004). Borrowing availability under the revolving facility at June 30, 2004 and December 31, 2003 totaled $18.0 million and $15.1 million, respectively. There were outstanding borrowings under the revolving credit facility of $8.1 million at June 30, 2004 and $7.2 million at December 31, 2003. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net worth, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At June 30, 2004 and December 31, 2003, the Company was in compliance with all of its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at June 30, 2004 or December 31, 2003. The Credit Agreement also provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt. The Company is obligated under certain long-term lease arrangements and notes payable which aggregated $387,000 and $474,000 at June 30, 2004 and December 31, 2003, respectively. In addition, in conjunction with the Plasco acquisition described in Note 4, the Company originally signed a Promissory Note in the principal amount of $1.1 million. This principal amount was reduced in December 2003 to $866,000 as a result of adjustments made to the original purchase price. This note payable balance, including accrued interest, amounted to $732,000 and $873,000 at June 30, 2004 and December 31, 2003, respectively, bears interest at 6% and is payable in quarterly payments of principal and interest through October 2006. This note payable arrangement is subordinated to the Credit Agreement.

The carrying value of long-term debt at June 30, 2004 and December 31, 2003 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic Shares	42,974	42,063	42,874	42,089
Dilutive Shares (due to stock options)	1,597	696	1,655	674

Diluted Shares	44,571	42,759	44,529	42,763

For the three months and six months ended June 30, 2004, options to purchase approximately 275,000 shares were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. There were 829,000 and 879,000 antidilutive shares for the three months and six months ended June 30, 2003, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	34.5%	33.3%	20.5%	18.0%
Risk free interest rate	4.2%	3.3%	3.9%	3.7%
Forfeiture rate	0.0%	0.0%	0.0%	0.0%
Expected life, in years	6.7	8.5	9.7	9.4

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,692	$3,207	$3,416	$5,404
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(293)	(171)	(856)	(488)

Pro forma net income	$1,399	$3,036	$2,560	$4,916

Net income per share:
Basic and Diluted - as reported	$0.04	$0.08	$0.08	$0.13

Basic - pro forma	$0.03	$0.07	$0.06	$0.12

Diluted - pro forma	$0.03	$0.07	$0.06	$0.11

9.	STOCK REPURCHASE PROGRAM

In December 2003, the Board of Directors amended the Company’s existing stock repurchase program to authorize the repurchase of an aggregate of 2.0 million shares through December 31, 2004. A total of 205 thousand shares were repurchased under this program during the six months ended June 30, 2003. There were no shares repurchased during the six months ended June 30, 2004. As of June 30, 2004, the Company had repurchased approximately 1.3 million shares for an aggregate repurchase price of approximately $2.7 million.

10.	COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company has two primary operating units. Substantially all of the Company’s operations are conducted through Microtek which manufactures and sells infection control products, fluid control products, safety products and other products to healthcare professionals for use in environments such as operating rooms and ambulatory surgical centers. OTI focuses on the commercialization of the Company’s OREX degradable products and disposal technologies to the nuclear power generating industry. Effective November 1, 2003, Microtek acquired substantially all of the assets of Plasco, Inc. (“Plasco”), a manufacturer and marketer of multi-line disposable medical device products. Effective March 1, 2004, Microtek acquired substantially all of the assets of Ortho/Plast, Inc. (“OrthoPlast”), a marketer of a small line of orthopedic products. The acquisition of OrthoPlast did not have a material impact on the Company’s consolidated results of operations for the first six months of 2004 and is not expected to have a material impact on the Company’s consolidated results of operations in the near term. Effective May 28, 2004, Microtek acquired selected fixed assets, inventories and intangibles of certain businesses of International Medical Products, B.V. and affiliates (collectively, “IMP”) from Cardinal Health.

Quarter and Six Months Ended June 30, 2004 Compared to Quarter and Six Months Ended June 30, 2003

Net revenues for the three months ended June 30, 2004 (the “2004 Quarter”) were $30.2 million, an increase of $5.3 million or 21.2 percent from the $24.9 million of net revenues reported for the three months ended June 30, 2003 (the “2003 Quarter”). Net revenues for the six months ended June 30, 2004 (the “2004 Period”) were $59.5 million, an increase of $11.6 million or 24.2 percent over the $47.9 million of net revenues reported for the six months ended June 30, 2003 (the “2003 Period”). Approximately $2.7 million and $956 thousand of the increased revenues in the 2004 Quarter was attributable to businesses acquired in the Plasco and IMP transactions, respectively. For the 2004 Period, revenues attributable to the Plasco and IMP acquisitions amounted to $4.9 million and $956 thousand, respectively.

For the 2004 Quarter, Microtek’s net revenues totaled $29.1 million, an increase of $5.8 million or 25.0 percent over Microtek’s net revenues of $23.3 million in the 2003 Quarter. Excluding revenues from the Plasco and IMP transactions, Microtek’s net revenues grew by $2.2 million, or 9.4 percent, over the 2003 Quarter. During the 2004 Period, Microtek’s net revenues increased by $11.6 million, or 25.8 percent, to $56.4 million from $44.8 million in net revenues reported for the 2003 Period. Excluding revenues from the Plasco and IMP transactions, Microtek’s revenue growth in the 2004 Period totaled $5.7 million or 12.7 percent over the 2003 Period. The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues for the 2004 Quarter and 2003 Quarter and for the 2004 Period and 2003 Period:

	Three months ended June 30, 2004		Three months ended June 30, 2003
	Amount	% of Total	Amount	% of Total
Domestic	$24.5	84.0%	$19.6	84.2%
International	4.6	16.0%	3.7	15.8%

Total	$29.1	100.0%	$23.3	100.0%

	Six months ended June 30, 2004		Six months ended June 30, 2003
	Amount	% of Total	Amount	% of Total
Domestic	$48.0	85.0%	$37.7	84.1%
International	8.4	15.0%	7.1	15.9%

Total	$56.4	100.0%	$44.8	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories: branded hospital and contract manufacturing (commonly referred to as OEM). Included in the Company’s OEM revenues are sales of products to custom procedure tray companies and other “non-branded” or private label customers. Hospital branded revenues were 57.2 percent and OEM revenues were 42.8 percent of total domestic revenues in the 2004 Quarter as compared to 57.4 percent and 42.6 percent, respectively, in the 2003 Quarter. For the 2004 Period, hospital branded revenues comprised 55.5 percent and OEM revenues comprised 44.5 percent of total domestic revenues, respectively, versus 57.2 percent and 42.8 percent, respectively, for the 2003 Period.

Microtek’s domestic revenues in the 2004 Quarter increased by $4.9 million over corresponding revenues in the 2003 Quarter due to an increase of $1.2 million, or 10.3 percent, in Microtek’s branded hospital revenues (excluding revenues from the Plasco division), an increase of $1.0 million, or 12.1 percent, in Microtek’s OEM revenues (excluding revenues from the Plasco division), and revenues of $2.7 million generated by Microtek’s Plasco division. Branded hospital revenue growth in the 2004 Quarter over the 2003 Quarter was demonstrated in Microtek’s CleanOp product line (an increase of $432 thousand or 18.4 percent), its Venodyne product line (an increase of $396 thousand or 31.4 percent) and its domestic equipment and patient drape business (an increase of $289 thousand or 4.4 percent). Microtek’s safety product revenues declined by approximately $161 thousand in the 2004 Quarter primarily as a result of the sale of certain of the Company’s non-strategic safety product lines in September 2003. Microtek’s international net revenues, including revenues related to the IMP businesses, totaled $4.6 million for the 2004 Quarter, an increase of $978 thousand from the 2003 Quarter.

Microtek’s domestic revenues in the 2004 Period were $48.0 million, approximately $10.3 million more than domestic revenues for the 2003 Period, an increase of 27.2 percent. Excluding Plasco revenues of $4.9 million for the 2004 Period, Microtek’s domestic hospital branded and OEM growth rates for the 2004 Period were 9.7 percent and 20.2 percent, respectively. Branded hospital revenue growth was attributable to CleanOp (an increase of $1.3 million or 31.0 percent), Venodyne (an increase of $178 thousand or 7.0 percent) and domestic equipment and patient drapes (an increase of $500 thousand or 3.9 percent). Safety product revenues declined by approximately $301 thousand as a result of the safety product line sale in September 2003. Microtek’s international net revenues for the 2004 Period, including revenues related to the acquired IMP businesses, were $8.4 million, as compared to $7.1 million for the 2003 Period.

OTI’s net revenues were $1.0 million in the 2004 Quarter, down from $1.6 million in the 2003 Quarter. For the 2004 Period, OTI’s net revenues of $3.0 million were consistent with net revenues reported for the 2003 Period. The Company attributes the decline in OTI’s nuclear revenues in the 2004 Quarter primarily to increased competition.

The Company’s consolidated gross profit margin for the 2004 Quarter of 39.1 percent was unchanged from the 2003 Quarter. For the 2004 Period, gross margins increased slightly to 39.2 percent from 38.9 percent for the 2003 Period.

Operating expenses as a percentage of net revenues in the 2004 Quarter were 32.7 percent versus 31.9 percent of net revenues in the 2003 Quarter. For the 2004 Period, operating expenses were 32.9 percent of net revenues as compared to 32.3 percent for the 2003 Period. Selling, general and administrative expenses were $9.5 million or 31.4 percent of net revenues in the 2004 Quarter, versus $7.6 million or 30.5 percent of net revenues in the 2003 Quarter. For the 2004 Period, selling, general and administrative expenses were $18.7 million or 31.5 percent of net revenues, as compared to $14.7 million or 30.8 percent of net revenues in the 2003 Period. The increases in the absolute dollar amount of selling, general and administrative expenses in the 2004 Quarter and 2004 Period are primarily attributable to operating expenses of Plasco and IMP and higher distribution and other variable selling costs associated with increased revenues in 2004.

Research and development expenses in the 2004 Quarter and 2004 Period of $246 thousand and $508 thousand, respectively, were comparable to research and development expenses of $259 thousand in the 2003 Quarter and $478 thousand in the 2003 Period.

Amortization of intangibles in the 2004 Quarter and 2004 Period was $158 thousand and $306 thousand, respectively, approximately $50 thousand and $81 thousand higher than amortization expense in the 2003 Quarter and 2003 Period, respectively. These increases result primarily from the amortization of OTI patent costs recorded in September 2003 and certain intangibles acquired in the Plasco acquisition in November 2003.

Income from operations for the 2004 Quarter and 2004 Period was $1.9 million and $3.8 million, respectively, versus $1.8 million in the 2003 Quarter and $3.2 million in the 2003 Period. For the 2004 Quarter, Microtek’s income from operations of $2.1 million exceeded its income from operations recorded in the 2003 Quarter by $380 thousand, or 21.8 percent. For the 2004 Period, Microtek’s income from operations was $3.8 million, approximately $622 thousand more than its income from operations of $3.2 million recorded in the 2003 Period, a 19.7 percent increase. The Company’s OTI division reported an operating loss in the 2004 Quarter of $202 thousand versus operating income of $51 thousand in the 2003 Quarter. OTI’s income from operations in the 2004 Period was $14 thousand as compared to an operating loss of $6 thousand for the 2003 Period.

Interest expense, net of interest income, of $56 thousand in the 2004 Quarter was unchanged from the 2003 Quarter due to offsetting decreases in interest expense related to lower average borrowings and decreases in interest income due to lower interest income on cash and cash equivalents in the 2004 Quarter. For the 2004 Period, interest expense, net of interest income, increased from the 2003 Period by $16 thousand due primarily to lower interest income on cash and cash equivalents.

The Company’s provision for income taxes in the 2004 Quarter and 2004 Period reflects income tax expense of $195 thousand and $291 thousand, respectively, consisting entirely of the Company’s state and foreign tax provisions for the quarter and year to date periods. This compares to a net income tax benefit of approximately $1.5 million for the 2003 Quarter and $2.3 million for the 2003 Period. During the 2003 Quarter and 2003 Period, the Company recorded a non-cash deferred income tax benefit of approximately $1.6 million, or $0.04 per diluted share, and approximately $2.5 million or $0.06 per diluted share, respectively, related to the decrease in the Company’s valuation allowance with respect to certain of its deferred tax assets. Offsetting this income tax benefit in the 2003 Quarter and 2003 Period were the Company’s state and foreign income tax provisions of approximately $119 thousand and $190 thousand, respectively. The Company did not record any deferred income tax benefit in the 2004 Quarter or 2004 Period.

The resulting net income for the 2004 Quarter was $1.7 million, or $0.04 per basic and diluted share, bringing the Company’s net income for the 2004 Period to $3.4 million, or $0.08 per diluted share, as compared to $3.2 million, or $0.08 per basic and diluted share reported for the 2003 Quarter and $5.4 million, or $0.13 per basic and diluted share reported for the 2003 Period. Excluding the non-cash deferred income tax benefit recorded in the 2003 Quarter and 2003 Period of $1.6 million and $2.5 million, respectively, the Company’s net income for the 2004 Quarter and 2004 Period increased over the 2003 Quarter and 2003 Period by approximately $71 thousand or 4.4 percent and $527 thousand or 18.2 percent, respectively.

Liquidity and Capital Resources

As of June 30, 2004 and December 31, 2003, the Company’s cash and cash equivalents totaled $6.9 million and $9.5 million, respectively. The Company’s cash flow activity in the 2004 Period and the 2003 Period was as follows (in thousands):

	Six months ended June 30,
	2004	2003
Cash provided by operating activities	$6,686	$2,283
Cash used in investing activities	(10,858)	(1,240)
Cash provided by (used in) financing activities	1,558	(628)

During the 2004 Period, the Company’s operating activities generated cash of $6.7 million compared to $2.3 million in the 2003 Period. The improvement in operating cash flow in the 2004 Period is principally attributable to improved net income, net of deferred income taxes in the 2003 Period, plus disciplined working capital management activities which resulted in a net change in operating assets and liabilities of $1.6 million for the 2004 Period. During the 2004 Period, a $2.1 million decrease in accounts receivable and a net increase of $1.4 million in inventories, prepaid expenses and other assets were leveraged against a $2.3 million increase in accounts payable, accrued compensation and other liabilities. During the 2003 Period, a significant portion of the Company’s operating cash flow was used to fund working capital expansion related to the commercialization of OTI’s nuclear business and Microtek’s expanding operations, particularly in accounts receivable and inventory.

Investing activities in the 2004 Period used $10.9 million in cash and consisted of purchases of capital property and equipment of $991 thousand and cash consideration of $413 thousand and $9.5 million for the OrthoPlast and IMP acquisitions, respectively. Cash used in investing activities in the 2003 Period included $1.2 million in capital property and equipment additions.

During the 2004 Period, financing activities provided $1.6 million in cash. Net borrowings under the Company’s Credit Agreement in the 2004 Period provided $943 thousand while other financing cash inflows included proceeds of $885 thousand from the exercise of stock options and $425 thousand from other stock issuances. Offsetting these inflows were repayments of other long-term debt agreements in the 2004 Period of $228 thousand and a decrease in the Company’s bank overdraft of $467 thousand. Cash used in financing activities for the 2003 Period was $628 thousand comprised of net repayments under the Company’s Credit Agreement of $809 thousand, repayments under other long-term debt agreements of $6 thousand and the purchase of 205 thousand shares of stock for $497 thousand. Offsetting these amounts were an increase in the Company’s bank overdraft of $237 thousand, proceeds from the exercise of stock options of $149 thousand, and $298 thousand from other stock issuances.

The Company maintains a $23.5 million credit agreement (as amended to date, the “Credit Agreement”) with the JP Morgan Chase Bank (the “Bank”), consisting of a revolving credit facility maturing on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Outstanding borrowings under the revolving credit facility were $8.1 million and $7.2 million at June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004, the Company had additional borrowing availability under the revolving facility of $9.9 million. As of August 4, 2004, the Company’s total borrowing availability under the revolving facility was $17.2 million, of which the Company had borrowed $6.9 million. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (4.5% at August 4, 2004) or LIBOR plus an interest margin (3.1% at August 4, 2004). At June 30, 2004, the Company was in compliance with its financial covenants under the Credit Agreement.

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

The Company’s greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company’s interest expense. At June 30, 2004, the Company had $8.1 million of long-term debt bearing interest at a floating rate approximating the Prime Rate or LIBOR. Because these rates are variable, an increase or decrease in the Company’s average interest rate of 10%, or approximately 23 basis points, would have increased or decreased interest expense by less than $9 thousand for the six months ended June 30, 2004.

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

Item 2. Changes in Securities and Use of Proceeds

During the quarter for which this report is filed, there were no material modifications in the instruments defining the rights of shareholders. During the quarter for which this report is filed, none of the rights evidenced by the shares of the Company’s common stock were materially limited or qualified by the issuance or modification of any other class of securities. The Company made no repurchases of equity securities during the quarter ended June 30, 2004.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Securityholders

During the period covered by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company’s Proxy Statement for its Annual Meeting of Shareholders held May 19, 2004.

(a)       The Company’s annual meeting of shareholders was held on May 19, 2004.
(b)       The nominees for the Board of Directors of the Company are identified below.
(c)       With respect to the election of directors, the inspector of election tabulated the following votes:

Nominee for Office	Number of Votes For	Number of Votes Withheld	Abstention
Kenneth F. Davis	35,863,828	3,188,251	--
Michael E. Glasscock, III	35,855,212	3,196,867	--
Rosdon Hendrix	35,852,288	3,199,791	--
Dan R. Lee	36,007,337	3,044,742	--
Gene R. McGrevin	32,930,978	6,121,101	--
Ronald L. Smorada	36,033,864	3,018,215	--

(d)	With respect to the approval of the amendment to the Company’s 1999 Long-Term Incentive Plan, increasing the number of shares for the award of stock options and other stock awards to 5,345,000, the inspector of election tabulated the following votes:

For	11,249,291
Against	7,092,606
Abstention	954,579
Broker Non-Vote	19,755,603

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Description

3.1(1)	Articles of Incorporation of Isolyser Company, Inc.

3.2(2)	Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc.

3.3(3)	Amended and Restated Bylaws of Microtek Medical Holdings, Inc.

4.1(1)	Specimen Certificate of Common Stock

4.2	Eighth Amendment and Waiver Agreement dated as of May 28, 2004, to the Amended and Restated Credit Agreement dated as of May 14, 2001

10.1(4)	1999 Long-Term Incentive Plan, as amended May 19, 2004

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-83474).

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(4)	Incorporated by reference to Exhibit 10(a) of the Company’s Registration Statement on Form S-8 (File No. 333-117736).

(b)	Reports on Form 8-K

On April 5, 2004, the registrant furnished a Current Report on Form 8-K dated April 5, 2004 pursuant to Item 12 announcing the Company’s anticipated net revenues for the quarter ended March 31, 2004.

On May 10, 2004, the registrant furnished a Current Report on Form 8-K dated May 10, 2004 pursuant to Item 12 announcing the Company’s results of operations for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2004.

MICROTEK MEDICAL HOLDINGS, INC.

By: /s/ Dan R. Lee
Dan R. Lee Chairman, President & Chief Executive Officer (principal executive officer)

By: /s/ Roger G. Wilson
Roger G. Wilson Chief Financial Officer (principal financial officer)