Form 10-Q
period 2004-09-30
MICROTEK MEDICAL HOLDINGS INC
filed 2004-11-09
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	September 30, 2004	Commission File No. 0-24866

MICROTEK MEDICAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1746149
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 4, 2004

Common Stock, $.001 par value	43,166,598

INDEX

PART I:   FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended September 30, 2004 and September 30, 2003 and for the Nine Months ended September 30, 2004 and September 30, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2004 and September 30, 2003

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II:   OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

Assets	September 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$8,902	$9,462
Accounts receivable, net	18,833	16,331
Other receivables	711	287
Inventories	32,592	33,863
Prepaid expenses and other assets	3,846	4,268

Total current assets	64,884	64,211

Property and equipment	28,161	26,971
Less accumulated depreciation	(20,085)	(18,753)

Property and equipment, net	8,076	8,218

Intangible assets, net	37,880	30,488
Deferred income taxes	11,615	11,493
Other assets	5,259	3,889

Total assets	$127,714	$118,299

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,789	$7,277
Accrued expenses	5,533	3,942
Current portion of long-term debt	482	472

Total current liabilities	14,804	11,691

Long-term debt, excluding current portion	7,410	8,056
Other long-term liabilities, excluding current portion	1,757	2,008

Total liabilities	23,971	21,755

Shareholders' equity:
Common stock	45	44
Additional paid-in capital	215,135	213,613
Accumulated deficit	(108,599)	(114,199)
Accumulated other comprehensive income, net of
income taxes	261	185

	106,842	99,643
Treasury shares, at cost	(3,099)	(3,099)

Total shareholders' equity	103,743	96,544

Total liabilities and shareholders' equity	$127,714	$118,299

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net revenues	$33,984	$24,342	93,438	72,202
Cost of goods sold	21,012	14,555	57,134	43,814

Gross profit	12,972	9,787	36,304	28,388
Operating expenses:
Selling, general and administrative	10,253	7,843	28,978	22,591
Research and development	304	235	812	713
Amortization of intangibles	159	102	465	327

Total operating expenses	10,716	8,180	30,255	23,631

Gain on dispositions	215	982	215	982

Income from operations	2,471	2,589	6,264	5,739

Interest income	11	17	42	66
Interest expense	(95)	(57)	(236)	(200)
Equity in earnings of investee	84	56	108	79

Income before income taxes	2,471	2,605	6,178	5,684

Income tax expense (benefit)	287	(2,336)	578	(4,661)

Net income	$2,184	$4,941	$5,600	$10,345

Other comprehensive income (loss):
Foreign currency translation gain (loss),
net of income taxes	(10)	17	21	86
Unrealized gain (loss) on available for sale
securities, net of income taxes	--	(52)	55	(46)

Comprehensive income	$2,174	$4,906	$5,676	$10,385

Net income per common share -
Basic	$0.05	$0.12	$0.13	$0.25

Diluted	$0.05	$0.11	$0.13	$0.24

Weighted average number of common
shares outstanding:
Basic	43,102	42,154	42,951	42,111

Diluted	44,409	43,451	44,506	43,010

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Cash flows from operating activities:
Net income	$5,600	$10,345
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,611	1,663
Amortization of intangibles	465	327
Provision for doubtful accounts	501	605
Deferred income taxes	--	(4,881)
Gain on dispositions	(215)	(982)
Other	(109)	(79)
Changes in operating assets and liabilities, net of
Acquisitions	1,772	(2,789)

Net cash provided by operating activities	9,625	4,209

Cash flows from investing activities:
Purchase of and deposits for property and equipment	(1,404)	(1,708)
Acquisition of International Medical Products	(9,644)	--
Acquisition of OrthoPlast	(419)	--
Proceeds from dispositions	600	400

Net cash used in investing activities	(10,867)	(1,308)

Cash flows from financing activities:
Net repayments under credit agreement	(291)	(3,306)
Changes in bank overdraft	(226)	166
Repayments under notes payable	(345)	(31)
Proceeds from exercise of stock options	968	424
Repurchase of treasury stock	--	(667)
Proceeds from issuance of common stock	555	395

Net cash provided by (used in) financing activities	661	(3,019)

Effect of exchange rate changes on cash	21	86

Net decrease in cash and cash equivalents	(560)	(32)
Cash and cash equivalents at beginning of period	9,462	9,823

Cash and cash equivalents at end of period	$8,902	$9,791

Supplemental disclosures of noncash investing and
financing activities:
Note receivable from sale of product line	$--	$903

Notes receivable from sale of inventories	$1,422	$--

Capital lease liability for purchase of equipment	$--	$529

Common stock issuance pursuant to patent issuance	$--	$888

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) develop, manufacture, and market proprietary and other products and services for patient care, occupational safety and management of potentially infectious and hazardous waste primarily for the domestic healthcare market, which represents one business segment. The Company markets its products to hospitals and other end users through a broad distribution system consisting of multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. The Company also markets certain of its products through custom procedure tray companies. The Company’s revenues are generated through two operating units, Microtek Medical, Inc. (“Microtek”), a subsidiary of the Company, and OREX Technologies International (“OTI”), an operating division. Microtek is the core business of the Company. Since 2002, OTI has focused on commercializing its OREX patented technology in the nuclear industry. In September 2004, the Company entered into an agreement which grants to Eastern Technologies, Inc. a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry, homeland security industry and certain other industrial applications (see note 5).

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

2.   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. During the nine months ended September 30, 2004, there have been no material changes to any of the Company’s critical accounting policies.

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

Effective November 1, 2003, Microtek acquired substantially all of the assets of Plasco, Inc. (“Plasco”), a manufacturer and marketer of multi-line disposable medical device products. The preliminary allocation of the total estimated purchase price of approximately $3.4 million is subject to adjustment in 2004 when finalized and is summarized as follows (in thousands):

Purchase price paid as:
Cash	$2,569
Note payable (note 8)	866

Total purchase consideration	$3,435

Allocated to:
Accounts receivable	$1,056
Inventories	2,050
Other current assets	111
Property and equipment	795
Identifiable intangible assets	187
Accounts payable	(730)
Other liabilities	(34)

Total allocation	$3,435

Effective March 1, 2004, Microtek acquired substantially all of the assets of Ortho/Plast, Inc. (“OrthoPlast”), a marketer of a small line of orthopedic products. The purchase price of approximately $419,000 in cash, including certain acquisition costs, was allocated to accounts receivable, inventories, property and equipment and identifiable intangibles (principally trademarks and customer list) based on those assets’respective estimated fair values, with the excess allocated to goodwill. The amount allocated to goodwill was not significant. The terms of the related purchase agreement also provide for additional cash consideration up to $600,000 if future revenues from the Company’s orthopedic product line exceed certain targeted levels, as defined in the agreement, through 2009. The additional consideration will be recorded when it is determinable that such target revenues are probable of being met and is expected to result in additional goodwill. The acquisition of OrthoPlast on March 1, 2004, did not have a material impact on the Company’s consolidated results of operations for the first nine months of 2004.

Effective May 28, 2004, Microtek acquired selected fixed assets and inventories related to certain businesses of International Medical Products B.V. and affiliates (collectively, “IMP”) from Cardinal Health for approximately $9.6 million in cash, including acquisition costs. The fixed assets and inventories acquired were recorded at estimated fair values totaling approximately $2.0 million, as determined by the Company’s management based on information currently available. The Company is currently evaluating the fair value of other assets acquired, principally any identifiable intangible assets. Accordingly, the preliminary allocation of the purchase price, which tentatively resulted in goodwill of $7.6 million, is subject to revision based on the final determination of other fair values.

5.   LICENSE AGREEMENT AND DISPOSITIONS

In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to Eastern Technologies, Inc. (“ETI”) a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry, homeland security industry and certain other industrial applications. Under the terms of the License Agreement, the Company will receive license royalties equal to $75,000 per quarter for the first three years of the agreement. Thereafter and generally until the expiration of the underlying patents related to the product or service generating the subject royalties, the Company will receive license royalties equal to the greater of: (i) generally 5% of net sales, as defined in the agreement, or (ii) $300,000 per year. The royalty rate is subject to downward adjustment in certain events with respect to net sales of certain products. The Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company has agreed to provide certain sourcing and supply chain management services to ETI, and ETI has agreed to purchase a total of approximately $4.8 million of inventory over the term of the Supply Agreement. For these services, the Company will receive management fees totaling $2.7 million, $600,000 of which was received at the signing of the Supply Agreement. The balance of the management fees are payable in quarterly installments of $175,000 beginning December 31, 2004 and at the end of each quarter thereafter until September 30, 2007. The cash payment of $600,000 was recorded as deferred revenue (other current liabilities) upon receipt. This amount, together with all future management fees collected from ETI, will be recognized into income ratably over the term of the Supply Agreement as nuclear finished goods inventories on hand are sold to ETI.

Concurrent with the signing of the License Agreement and the Supply Agreement, the Company also sold its interest in certain equipment having a net book value of approximately $190,000 to ETI for $400,000. This sale resulted in a gain on disposition of approximately $210,000.

Effective September 26, 2003, Microtek sold substantially all of its assets related to the manufacture and sale of three of its safety products for a total consideration of approximately $1.3 million, consisting of $400,000 in cash and a note receivable for approximately $903,000. The note receivable bears interest at seven percent and is payable in 36 monthly installments of principal and interest of approximately $9,000 beginning in December 2003, one payment of $103,184 on March 15, 2004 and a final balloon payment representing all remaining principal and accrued interest on December 15, 2006. In conjunction with the sale, the Company recorded a gain of approximately $982,000. The cash proceeds from the sale were used to repay outstanding borrowings under the Company’s Credit Agreement.

6.   SALE OF INVENTORIES TO RELATED PARTY

During September 2004, the Company entered into an agreement with Global Resources International, Inc. (“GRI”), a related party, for the sale of certain of its raw material inventories used in the manufacture of finished goods for sale to the nuclear industry. At closing, the Company received cash proceeds of $200,000 and a promissory note in the amount of $1.051 million. The promissory note bears interest at 5% and is to be repaid ratably as the raw material inventories purchased by GRI in the transaction are consumed by GRI, with payments of principal in an amount not less than 25 percent of the original principal amount per year. The total gain on the sale of these raw material inventories approximated $467,000. Of this total gain, approximately $91,000, an amount commensurate with the Company’s relative ownership interest in GRI, has been deferred and will be recognized into income as the raw material inventories purchased by GRI in the transaction are sold by GRI.

7.   INVENTORIES

Inventories are stated at the lower of cost or market. The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are summarized by major classification at September 30, 2004 and December 31, 2003 as follows (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$10,863	$12,257
Work-in-progress	2,146	1,789
Finished goods	19,583	19,817

Total inventories	$32,592	$33,863

At September 30, 2004 and December 31, 2003, OREX inventories approximated $4.9 million and $5.4 million, respectively. Included in the OREX inventories at September 30, 2004 and December 31, 2003 were finished goods of $4.8 million and $4.1 million, respectively, and raw materials of $100,000 and $1.3 million, respectively.

8.   LONG-TERM DEBT

The Credit Agreement. The Company maintains a credit agreement with a Bank (the “Credit Agreement”). As amended to date, the Credit Agreement provides for a $23.5 million revolving credit facility, which matures on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (5.3% at September 30, 2004) or LIBOR plus an interest margin (3.1% at September 30, 2004). Borrowing availability under the revolving facility at September 30, 2004 and December 31, 2003 totaled $17.2 million and $15.1 million, respectively. There were outstanding borrowings under the revolving credit facility of $6.9 million at September 30, 2004 and $7.2 million at December 31, 2003. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net worth, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At September 30, 2004 and December 31, 2003, the Company was in compliance with its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at September 30, 2004 or December 31, 2003. The Credit Agreement also provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt. The Company is obligated under certain long-term lease arrangements and notes payable which aggregated $343,000 and $474,000 at September 30, 2004 and December 31, 2003, respectively. In addition, in conjunction with the Plasco acquisition described in Note 4, the Company signed a promissory note originally in the principal amount of $1.1 million. This principal amount was reduced in December 2003 to $866,000 as a result of adjustments made to the original purchase price. This note payable balance, including accrued interest, amounted to $659,000 and $873,000 at September 30, 2004 and December 31, 2003, respectively, bears interest at 6% and is payable in quarterly payments of principal and interest through October 2006. This note payable arrangement is subordinated to the Credit Agreement.

The carrying value of long-term debt at September 30, 2004 and December 31, 2003 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

9.   EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic per share income is computed using the weighted average number of common shares outstanding for the period. Diluted per share income is computed including the dilutive effect of all contingently issuable shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. The following table reflects the weighted average number of shares used to calculate basic and diluted earnings per share for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic Shares	43,102	42,154	42,951	42,111
Dilutive Shares (due to stock options)	1,307	1,297	1,555	899

Diluted Shares	44,409	43,451	44,506	43,010

For the three months and nine months ended September 30, 2004, options to purchase approximately 1,055,000 shares and 796,000 shares, respectively, were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. There were 446,000 and 867,000 antidilutive shares for the three months and nine months ended September 30, 2003, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	40.8%	48.1%	24.6%	29.5%
Risk free interest rate	4.3%	4.5%	4.0%	4.0%
Forfeiture rate	0.0%	0.0%	0.0%	0.0%
Expected life, in years	10.0	10.0	9.7	9.7

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$2,184	$4,941	$5,600	$10,345
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(585)	(722)	(1,440)	(1,210)

Pro forma net income	$1,599	$4,219	$4,160	$9,135

Net income per share:
Basic - as reported	$0.05	$0.12	$0.13	$0.25

Diluted - as reported	$0.05	$0.11	$0.13	$0.24

Basic - pro forma	$0.04	$0.10	$0.10	$0.22

Diluted - pro forma	$0.04	$0.10	$0.09	$0.21

11.   STOCK REPURCHASE PROGRAM

In December 2003, the Board of Directors amended the Company’s existing stock repurchase program to authorize the repurchase of an aggregate of 2.0 million shares through December 31, 2004. A total of 255,000 shares were repurchased under this program during the nine months ended September 30, 2003. No shares were repurchased during the nine months ended September 30, 2004. As of September 30, 2004, the Company had repurchased approximately 1.3 million shares for an aggregate repurchase price of approximately $2.7 million.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company has two primary operating units: its wholly-owned subsidiary, Microtek Medical, Inc. (“Microtek”) and an operating division, OREX Technologies International (“OTI”). Substantially all of the Company’s operations are conducted through Microtek which manufactures and sells infection control products, fluid control products, safety products and other products to healthcare professionals for use in environments such as operating rooms and ambulatory surgical centers. Since 2002, OTI has focused on commercializing its OREX patented technology in the nuclear industry. In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to Eastern Technologies, Inc. (“ETI”) a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry, homeland security industry and certain other industrial applications. Concurrent with the signing of the License Agreement, the Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company has agreed to provide certain sourcing and supply chain management services to ETI, and ETI has agreed to purchase a total of approximately $4.8 million of inventory over the term of the Supply Agreement. The terms of the License Agreement and the Supply Agreement are more fully discussed in footnote 5 to the Company’s unaudited condensed consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2004.

Effective November 1, 2003, Microtek acquired substantially all of the assets of Plasco, Inc. (“Plasco”), a manufacturer and marketer of multi-line disposable medical device products. Effective March 1, 2004, Microtek acquired substantially all of the assets of Ortho/Plast, Inc. (“OrthoPlast”), a marketer of a small line of orthopedic products. The acquisition of OrthoPlast has not had a material impact on the Company’s consolidated results of operations and is not expected to have a material impact on the Company’s consolidated results of operations in the near term. Effective May 28, 2004, Microtek acquired selected fixed assets, inventories and intangibles of certain businesses of International Medical Products, B.V. and affiliates (collectively, “IMP”) from Cardinal Health.

Quarter and Nine Months Ended September 30, 2004 Compared to Quarter and Nine Months Ended September 30, 2003

Net revenues for the three months ended September 30, 2004 (the “2004 Quarter”) were $34.0 million, an increase of $9.7 million or 39.6 percent from the $24.3 million of net revenues reported for the three months ended September 30, 2003 (the “2003 Quarter”). Net revenues for the nine months ended September 30, 2004 (the “2004 Period”) were $93.4 million, an increase of $21.2 million or 29.4 percent over the $72.2 million of net revenues reported for the nine months ended September 30, 2003 (the “2003 Period”). Approximately $2.2 million and $3.4 million of the increased revenues in the 2004 Quarter were attributable to businesses acquired in the Plasco and IMP transactions, respectively. For the 2004 Period, revenues attributable to the Plasco and IMP acquisitions amounted to $7.1 million and $4.3 million, respectively.

For the 2004 Quarter, Microtek’s net revenues totaled $31.3 million, an increase of $8.3 million or 36.1 percent over Microtek’s net revenues of $23.0 million in the 2003 Quarter. Excluding revenues from the Plasco and IMP transactions, Microtek’s net revenues grew by $2.7 million, or 11.8 percent, over the 2003 Quarter. During the 2004 Period, Microtek’s net revenues increased by $19.8 million, or 29.3 percent, to $87.7 million from $67.9 million in net revenues reported for the 2003 Period. Excluding revenues from the Plasco and IMP transactions, Microtek’s revenue growth in the 2004 Period totaled $8.4 million or 12.4 percent, over the 2003 Period. The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues for the 2004 Quarter and 2003 Quarter and for the 2004 Period and 2003 Period:

	Three months ended September 30, 2004		Three months ended September 30, 2003
	Amount	% of Total	Amount	% of Total
Domestic	$23.7	75.7%	$19.7	85.8%
International	7.6	24.3%	3.3	14.2%

Total	$31.3	100.0%	$23.0	100.0%

	Nine months ended September 30, 2004		Nine months ended September 30, 2003
	Amount	% of Total	Amount	% of Total
Domestic	$71.7	81.7%	$57.5	84.7%
International	16.0	18.3%	10.4	15.3%

Total	$87.7	100.0%	$67.9	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories: branded hospital and contract manufacturing (commonly referred to as OEM). Included in the Company’s OEM revenues are sales of products to custom procedure tray companies and other “non-branded” or private label customers. Hospital branded revenues were 59.9 percent and OEM revenues were 40.1 percent of total domestic revenues in the 2004 Quarter as compared to 55.8 percent and 44.2 percent, respectively, in the 2003 Quarter. For the 2004 Period, hospital branded revenues comprised 56.9 percent and OEM revenues comprised 43.1 percent of total domestic revenues, respectively, versus 56.7 percent and 43.3 percent, respectively, for the 2003 Period.

Microtek’s domestic revenues in the 2004 Quarter increased by $4.0 million over corresponding revenues in the 2003 Quarter due to an increase of $1.8 million, or 16.3 percent, in Microtek’s branded hospital revenues (excluding revenues from the Plasco division) and revenues of $2.2 million generated by Microtek’s Plasco division. OEM revenues in the 2004 Quarter of $9.5 million increased by $800 thousand over the 2003 Quarter primarily as a result of OEM revenues from the Plasco division. Branded hospital revenue growth in the 2004 Quarter over the 2003 Quarter was demonstrated in Microtek’s CleanOp product line (an increase of $851 thousand or 39.9 percent), its Venodyne product line (an increase of $404 thousand or 31.6 percent) and its domestic equipment and patient drape business (an increase of $354 thousand or 5.5 percent). Microtek’s international net revenues for the 2004 Quarter, including $3.4 million in revenues related to the IMP businesses, increased by $4.3 million over the 2003 Quarter to $7.6 million. International revenues, excluding the impact of IMP revenues, increased by approximately $1 million, or 30 percent, in the 2004 Quarter versus the 2003 Quarter.

Microtek’s domestic revenues in the 2004 Period were $71.7 million, approximately $14.2 million more than domestic revenues for the 2003 Period, an increase of 24.7 percent. Excluding Plasco revenues of $7.1 million for the 2004 Period, Microtek’s domestic hospital branded and OEM growth rates for the 2004 Period were 12.0 percent and 12.8 percent, respectively. Branded hospital revenue growth was attributable to CleanOp (an increase of $2.1 million or 34.0 percent), Venodyne (an increase of $582 thousand or 15.2 percent) and domestic equipment and patient drapes (an increase of $854 thousand or 4.4 percent). Safety product revenues declined by approximately $386 thousand primarily as a result of the sale of certain non-strategic components of the Company’s safety product line in September 2003. Microtek’s international net revenues for the 2004 Period, including revenues related to the acquired IMP businesses, were $16.0 million, as compared to $10.4 million for the 2003 Period. The increase in international revenues in the 2004 Period of $5.6 million consisted of IMP revenues of $4.3 million and an increase in Microtek’s other international revenues of $1.3 million.

OTI’s net revenues were $2.7 million in the 2004 Quarter, up from $1.3 million in the 2003 Quarter. For the 2004 Period, OTI’s net revenues of $5.7 million increased by $1.3 million over net revenues reported for the 2003 Period of $4.4 million. Sales to the nuclear industry increased by $555 thousand and $821 thousand in the 2004 Quarter and 2004 Period, respectively. The remainder of the increases in OTI’s revenues in the 2004 Quarter and 2004 Period is attributable to sales of OREX raw materials. Subsequent to the ETI transaction which was completed at the end of the 2004 Quarter, the Company expects that OTI division revenues will consist of license royalties totaling $75 thousand per quarter through September 2007 and sales of finished goods inventories to ETI, including a prorata share of management fee income, aggregating approximately $7.5 million over the three-year term of the Supply Agreement.

The Company’s consolidated gross profit margin for the 2004 Quarter and 2004 Period was 38.2 percent and 38.9 percent, respectively, as compared to 40.2 percent in the 2003 Quarter and 39.3 percent in the 2003 Period, respectively. These decreases are attributable to the Company’s product mix in the 2004 Quarter and 2004 Period as compared to the same prior year periods and the slightly dilutive nature of Microtek’s international business (excluding IMP), Microtek’s CleanOp product line and OTI’s revenues in relation to other of Microtek’s branded hospital revenues. Following the ETI transaction and for the three-year term of the Supply Agreement, OTI’s revenues, consisting of sales of finished goods inventories, including a prorata share of management fee income, and license royalties, are expected to generate gross margins in excess of 36 percent and are not expected to have a material dilutive impact on the Company’s consolidated gross margins.

Operating expenses for the 2004 Quarter were $10.7 million, or 31.5 percent of net revenues, as compared to $8.2 million, or 33.6 percent of net revenues, in the 2003 Quarter. For the 2004 Period, operating expenses were $30.3 million, or 32.4 percent of net revenues, versus $23.6 million, or 32.7 percent of net revenues, for the 2003 Period. The net increase in the absolute dollar amount of operating expenses in the 2004 Quarter and 2004 Period resulted primarily from selling, general and administrative expenses related to the recently acquired Plasco and IMP businesses, higher distribution and other variable selling costs associated with increasing revenues, and other planned investments in selling and marketing during 2004.

Selling, general and administrative expenses were $10.3 million or 30.2 percent of net revenues in the 2004 Quarter, versus $7.8 million or 32.2 percent of net revenues in the 2003 Quarter. For the 2004 Period, selling, general and administrative expenses were $29.0 million or 31.0 percent of net revenues, as compared to $22.6 million or 31.3 percent of net revenues in the 2003 Period. The improvements in the ratio of selling, general and administrative expenses to net revenues in the 2004 Quarter and 2004 Period are attributable to improved leverage of the Company’s selling, general and administrative infrastructure due to increased revenues. During the 2004 Period, selling, general and administrative expenses of the Company’s OTI division totaled approximately $1.1 million, primarily consisting of sales commissions, certain warehousing and distribution expenses and other administrative costs. As a result of the ETI transaction, the Company expects to eliminate substantially all of its OTI division selling, general and administrative expenses in future periods.

Research and development expenses in the 2004 Quarter and 2004 Period were $304 thousand and $812 thousand, respectively, as compared to research and development expenses of $235 thousand in the 2003 Quarter and $713 thousand in the 2003 Period. The Company attributes the increases in research and development expenses in 2004 to its expanded product development program which includes numerous product enhancements and new product launches. In the 2004 Period, the Company’s OTI division recorded research and development expenses of approximately $115 thousand. There are no future research and development projects planned for the Company’s OTI division, except for expenses related to maintenance and protection of OTI’s intellectual property.

Amortization of intangibles in the 2004 Quarter and 2004 Period was $159 thousand and $465 thousand, respectively, approximately $57 thousand and $138 thousand higher than amortization expense in the 2003 Quarter and 2003 Period, respectively. These increases result primarily from the amortization of OTI patent costs recorded in September 2003 and certain intangibles acquired in the Plasco acquisition in November 2003. Following the ETI transaction, the Company retains ownership of all of its intangible assets, including patent acquisition costs, related to its OREX products and processing technology. Consequently, the ETI transaction is not expected to have an impact on amortization of intangibles in future periods.

Income from operations for the 2004 Quarter and 2004 Period was $2.5 million and $6.3 million, respectively, versus $2.6 million in the 2003 Quarter and $5.7 million in the 2003 Period. Excluding gains resulting from dispositions of property and equipment of $215 thousand in the 2004 Quarter and $982 thousand in the 2003 Quarter, the Company’s income from operations for the 2004 Quarter and 2004 Period increased by $649 thousand, or 40.4 percent, and $1.3 million, or 27.2 percent, respectively, over the same prior year period. For the 2004 Quarter, Microtek’s income from operations of $2.1 million declined from the income from operations recorded in the 2003 Quarter by $500 thousand, or 22.3 percent. For the 2004 Period, Microtek’s income from operations was $5.8 million and was consistent with income from operations recorded in the 2003 Period. Included in Microtek’s income from operations in the 2003 Quarter and 2003 Period was a gain of $982 thousand on the sale of certain non-strategic assets. The Company’s OTI division reported income from operations in the 2004 Quarter of $418 thousand versus an operating loss of $54 thousand in the 2003 Quarter. OTI’s income from operations in the 2004 Period was $432 thousand as compared to an operating loss of $60 thousand for the 2003 Period. Included in OTI’s income from operations in the 2004 Quarter and 2004 Period were gains on the disposition of certain property and equipment of approximately $210,000.

Interest expense, net of interest income, was $84 thousand in the 2004 Quarter and $194 thousand for the 2004 Period, as compared to $40 thousand and $134 thousand in the 2003 Quarter and 2003 Period, respectively. The increases in interest expense, net of interest income, in the 2004 Quarter and 2004 Period are attributable to increased interest expense due to higher average borrowings and reduced interest income on cash and cash equivalents.

The Company’s provision for income taxes in the 2004 Quarter and 2004 Period reflects income tax expense of $287 thousand and $578 thousand, respectively, consisting entirely of the Company’s state and foreign tax provisions for the quarter and year-to-date periods. This compares to a net income tax benefit of approximately $2.3 million for the 2003 Quarter and $4.7 million for the 2003 Period. During the 2003 Quarter and 2003 Period, the Company recorded a non-cash deferred income tax benefit of $2.4 million and $4.9 million, respectively, related to the decrease in the Company’s valuation allowance with respect to certain of its deferred tax assets. Offsetting this income tax benefit in the 2003 Quarter and 2003 Period were the Company’s state and foreign income tax provisions of approximately $30 thousand and $220 thousand, respectively. The Company did not record any deferred income tax benefits in the 2004 Quarter or 2004 Period.

The resulting net income for the 2004 Quarter was $2.2 million, or $0.05 per diluted share, bringing the Company’s net income for the 2004 Period to $5.6 million, or $0.13 per diluted share, as compared to $4.9 million, or $0.11 per diluted share, reported for the 2003 Quarter and $10.3 million, or $0.24 per diluted share reported for the 2003 Period. Excluding the non-cash deferred income tax benefit recorded in the 2003 Quarter and 2003 Period of $2.4 million and $4.9 million, respectively, and the gains on the dispositions of property and equipment of $215 thousand in the 2004 Quarter and $982 thousand in the 2003 Quarter, the Company’s net income for the 2004 Quarter and 2004 Period increased over the 2003 Quarter and 2003 Period by approximately $376 thousand, or 24 percent, and $903 thousand, or 20 percent, respectively.

Liquidity and Capital Resources

As of September 30, 2004 and December 31, 2003, the Company’s cash and cash equivalents totaled $8.9 million and $9.5 million, respectively. The Company’s cash flow activity in the 2004 Period and the 2003 Period was as follows (in thousands):

	Nine months ended September 30,
	2004	2003
Cash provided by operating activities	$9,625	$4,209
Cash used in investing activities	(10,867)	(1,308)
Cash provided by (used in) financing activities	661	(3,019)

During the 2004 Period, the Company’s operating activities generated cash of $9.6 million compared to $4.2 million in the 2003 Period. The improvement in operating cash flow in the 2004 Period is principally attributable to improved net income, net of deferred income taxes in the 2003 Period, plus disciplined working capital management activities which resulted in a net change in operating assets and liabilities, net of acquisitions, of $1.8 million for the 2004 Period. During the 2004 Period, changes in operating assets and liabilities included a $2.9 million increase in accounts receivable, an increase of $3.0 million in accounts payable, accrued compensation and other liabilities and a decrease of $1.7 million in inventories, prepaid expenses and other assets. During the 2003 Period, a significant portion of the Company’s operating cash flow was used to fund working capital expansion related to the commercialization of OTI’s nuclear business and Microtek’s expanding operations, particularly in accounts receivable and inventory.

Investing activities in the 2004 Period used $10.9 million in cash and consisted of purchases of capital property and equipment of $1.4 million and cash consideration of $419 thousand and $9.6 million for the OrthoPlast and IMP acquisitions, respectively, less proceeds of $600 thousand from the disposition of certain property and equipment. Cash used in investing activities in the 2003 Period included $1.7 million in capital property and equipment additions less proceeds of $400 thousand from the disposition of certain property and equipment.

During the 2004 Period, financing activities provided $661 thousand in cash. Financing cash inflows in the 2004 Period included proceeds of $968 thousand from the exercise of stock options and $555 thousand from other stock issuances. Offsetting these inflows in the 2004 Period were net repayments under the Company’s Credit Agreement of $291 thousand, repayments of other long-term debt agreements of $345 thousand and a decrease in the Company’s bank overdraft of $226 thousand. Cash used in financing activities for the 2003 Period of $3.0 million consisted of net repayments under the Company’s Credit Agreement of $3.3 million, repayments under other long-term debt agreements of $31 thousand and the purchase of 255 thousand shares of stock for $667 thousand. Offsetting these amounts were an increase in the Company’s bank overdraft of $166 thousand, proceeds from the exercise of stock options of $424 thousand, and $395 thousand from other stock issuances.

The Company maintains a $23.5 million credit agreement (as amended to date, the “Credit Agreement”) with the JP Morgan Chase Bank (the “Bank”), consisting of a revolving credit facility maturing on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Outstanding borrowings under the revolving credit facility were $6.9 million and $7.2 million at September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, the Company had additional borrowing availability under the revolving facility of $10.3 million. As of November 4, 2004, the Company’s total borrowing availability under the revolving facility was $16.1 million, of which the Company had borrowed $5.6 million. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (5.3% at November 4, 2004) or LIBOR plus an interest margin (3.1% at November 4, 2004). At September 30, 2004, the Company was in compliance with its financial covenants under the Credit Agreement.

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

Forward Looking Statements

Statements made in this Quarterly Report include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the effect of the ETI transaction on the Company’s revenues, gross margins, selling, general and administrative expenses, research and development expenses, and amortization of intangibles, and the ability of the Company to meet its liquidity and capital requirements. The Company’s actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company’s Annual Report including, without limitation, those described under Risk Factors under the captions “-Reliance upon Microtek”, “-History of Net Losses”, “-Competition”, “-Product Liability”, “-Stock Price Volatility”, “-Dependence on Key Personnel”, “-Anti-takeover Provisions”, “-Low Barriers to Entry for Competitive Products”, “-Potential Erosion of Profit Margins”, “-Risks of Completing Acquisitions”, “-Risks of Successfully Integrating Acquisitions”, “-Small Sales and Marketing Force”, “-Reliance upon Distributors”, “-Reliance Upon Large Customers”, “-Microtek Regulatory Risks”, “-Risks of Obsolescence”, “-Reduced OREX Market Potential”, “-OREX Commercialization Risks”, “-OREX Manufacturing and Supply Risks”, “-Risks Affecting Protection of Technology”, “-Risks of Technological Obsolescence” and “-OTI Regulatory Risks”. The Company does not undertake to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s operating results and cash flows are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not materially impact the Company’s operating results or cash flow.

The assets and liabilities of the Company’s United Kingdom and Netherlands subsidiaries are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates. The Company has purchased its international imports in U.S. Dollars and accordingly is not directly exposed to currency fluctuation risks as a result of these imports. International sales by the Company during the 2004 Period were approximately $16.0 million. Approximately $5.4 million of the Company’s international sales in the 2004 Period were billed and paid in foreign currencies. Currency translations on international sales that are billed and paid in foreign currencies could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies. The effect of foreign currency transactions was not material to the Company’s results of operations in the 2004 Period. The Company may in the future export or import increased amounts of products payable in foreign currencies, exposing the Company to increased risks on fluctuations in currency exchange rates.

The Company’s greatest sensitivity with respect to market risk is to changes in the general level of U.S. interest rates and its effect upon the Company’s interest expense. At September 30, 2004, the Company had $6.9 million of long-term debt bearing interest at a floating rate approximating the Prime Rate or LIBOR plus a margin. Because these rates are variable, an increase or decrease in the Company’s average interest rate of 10%, or approximately 29 basis points, would have increased or decreased interest expense by approximately $15 thousand for the nine months ended September 30, 2004.

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

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter for which this report is filed, there were no material modifications in the instruments defining the rights of shareholders. During the quarter for which this report is filed, none of the rights evidenced by the shares of the Company’s common stock were materially limited or qualified by the issuance or modification of any other class of securities. The Company made no repurchases of equity securities during the quarter ended September 30, 2004.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit No.	Description

3.1(1)	Articles of Incorporation of Isolyser Company, Inc.

3.2(2)	Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc.

3.3(3)	Amended and Restated Bylaws of Microtek Medical Holdings, Inc.

4.1(1)	Specimen Certificate of Common Stock

10.1	Form of Incentive Stock Option pursuant to 1999 Long-Term Incentive Plan

10.2	Form of Nonqualified Stock Option Agreement pursuant to 1999 Long-Term Incentive Plan

10.3	Form of Nonqualified Stock Option Agreement (For Directors) pursuant to 1999 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

(1)     Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-83474).

(2)     Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)     Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(4)     Incorporated by reference to Exhibit 10(a) of the Company’s Registration Statement on Form S-8 (File No. 333-117736).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2004.

MICROTEK MEDICAL HOLDINGS, INC.

By: /s/ Dan R. Lee
Dan R. Lee Chairman, President & Chief Executive Officer (principal executive officer)

By: /s/ Roger G. Wilson
Roger G. Wilson Chief Financial Officer (principal financial officer)