Form 10-K/A
period 2003-12-31
MICROTEK MEDICAL HOLDINGS, INC
filed 2005-03-04
CIK 929299

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                         Commission File Number: 0-24866

                         MICROTEK MEDICAL HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            GEORGIA                                                            58-1746149
----------------------------------------------------------------- -------------------------------------------------------------
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)

               13000 DEERFIELD PARKWAY, SUITE 300
                      ALPHARETTA, GEORGIA                                                    30004
----------------------------------------------------------------- -------------------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                       (ZIP CODE)

                                 (662) 327-1863
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

                                 Yes [X] No [_]

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

                                 Yes [X] No [_]

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

At March 5, 2004, there were outstanding 42,915,912 shares of the registrant's common stock, $.001 par value per share.

Documents  incorporated  by  reference:   Portions  of  the  Registrant's  proxy
statement relating to the 2004 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

     Note: This Amendment No. 1 on Form 10-K/A is filed for the purpose of clarifying the disclosure contained at Item 9A of the Annual Report for the year ending December 31, 2003, concerning the conclusions of the Company's President and Chief Executive Officer and its Chief Financial Officer that the Company's disclosure controls and procedures are effective at the reasonable assurance level as more particularly described below in this Amendment No. 1.

     ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, the Company carried out an evaluation (the "Evaluation") of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the Evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of the end of the year for which this report is being filed to ensure that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) such information is accumulated and communicated to the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     The Company is committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of the Company's disclosure and internal controls and procedures. The Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, does not expect that the Company's controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected. The Company has, however, designed its disclosure controls and procedures to provide, and believes that such controls and procedures do provide, reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure in this paragraph about inherent limitations of control systems does not modify the conclusions set forth in the immediately preceding paragraph of the Company's President and Chief Executive Officer and its Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures.

     (b) Changes in internal controls. There have not been any changes in the Company's internal controls over financial reporting identified in connection with the Evaluation that occurred during the Company's quarter ending December 31, 2003 that has materially affected or is reasonably likely to materially affect the Company's internal controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)   Financial Statements:

               The following financial statements are filed as part of this annual report.
                    Consolidated Financial Statements and Independent  Auditors'
                         Report:
                    Independent Auditors' Reports
                    Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Operations and Comprehensive
                         Income for the years ended December 31, 2003, 2002 and 2001
                    Consolidated  Statements of Changes in Shareholders'  Equity
                         for the years ended December 31, 2003, 2002 and 2001
                    Consolidated  Statements  of Cash Flows for the years  ended
                         December 31, 2003, 2002 and 2001
                    Notes to the Consolidated Financial Statements

         (2)   Financial Statement Schedules:

               The following financial statement schedule is filed as part of this annual report: Schedule II - Valuation and Qualifying Accounts

Other  schedules are omitted  because they are not  applicable,  not required or
because  required   information  is  included  in  the  consolidated   financial
statements or notes thereto.

(3)(a)    Exhibits
------    --------

2.1 Stock Purchase Agreement dated June 10, 1999, between Premier Products LLC and Isolyser Company, Inc. (incorporated by reference to Exhibit
          2.1 to the Company's Current Report on Form 8-K filed July 13, 1999).
2.2 Asset Purchase Agreement dated as of May 25, 1999, among Allegiance Healthcare Corporation ("Allegiance"), Isolyser and MedSurg (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K filed July 27, 1999).
2.3 First Amendment to Asset Purchase Agreement dated as of July 12, 1999, among Allegiance, Isolyser and MedSurg (incorporated by reference to Exhibit 2.2 in the Company's Current Report on Form 8-K filed July 27,
          1999).
2.4 Supply and License Agreement dated as of July 12, 1999, between Isolyser and Allegiance (incorporated by reference to Exhibit 2.3 in the Company's Current Report on Form 8-K filed July 27, 1999).
3.1 Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).
3.2 Articles of Amendment to Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the period ending December 31, 1996).
3.3 Amended and Restated Bylaws of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on 8-K filed April 23, 2002).
4.1       Specimen  Certificate  of Common Stock  (incorporated  by reference to
          Exhibit 4.1 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).

4.2 Shareholder Protection Rights Agreement dated as of December 20, 1996 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 20, 1996).
4.3 First Amendment to Shareholder Protection Rights Agreement dated as of October 14, 1997 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K/A filed on October 14, 1997).
4.4       Amended  and  Restated  Credit  Agreement  dated  as of May 14,  2001, between the Company and The Chase Manhattan Bank, as Agent (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q filed August 14, 2001).
4.5 Second Amendment Agreement dated as of September 30, 2002, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002).
4.6 Fourth Amendment Agreement dated as of March 31, 2003, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 4.2 of the Company's quarterly report on Form 10-Q for the period ending March 31, 2003).
4.7 Fifth Amendment Agreement dated as of August 7, 2003, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 4.2 of the Company's quarterly report on Form 10-Q for the period ending June 30, 2003).
4.8 Sixth Amendment and Waiver Agreement dated as of November 21, 2003, to the Amended and Restated Credit Agreement dated as of May 14, 2001 (previously filed).
10.1 Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
10.2      Second  Amendment to Stock Option Plan  (incorporated  by reference to
          Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
10.3 Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994).
10.4 Form of Fourth Amendment to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1995).
10.5 Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996).
10.6 Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
10.7 Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
10.8      Form of  Indemnity  Agreement  entered  into  between  the Company and certain of its officers and  directors  (incorporated  by reference to
          Exhibit 10.45 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).
10.9 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(A) to the Company's Registration Statement on Form S-8 (File No. 333-89696).
10.10 Form of Employment Agreement with the executive officers of the Company (incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002).
10.11 Consulting Agreement dated August ___, 2002, between Microtek Medical Holdings, Inc. and Gene R. McGrevin (incorporated by reference to
          Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002).
21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
23.1      Consent of KPMG LLP (previously filed)
23.2      Consent of Deloitte & Touche LLP (previously filed)
31.1*     Certification of Chief Executive Officer
31.2*     Certification of Chief Financial Officer
32.1 Certification pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 (previously filed)
32.2 Certification pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 (previously filed)

--------------------
      *Filed herewith.

     (b) Reports on Form 8-K:

     On October 3, 2003, the Company furnished a current report on Form 8-K dated October 2, 2003 pursuant to Item 12 announcing the Company's anticipated net revenues for the quarter and nine month period ended September 30, 2003.

     On November 5, 2003, the Company furnished a current report on Form 8-K dated November 5, 2003 pursuant to Item 12 announcing the Company's results of operations for the quarter ended September 30, 2003.

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

9. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(A) to the Company's Registration Statement on Form S-8, (File No. 333-89696).

10. Form of Employment Agreement with the executive officers of the Company (incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002).

11. Consulting Agreement dated August ___, 2002, between Microtek Medical Holdings, Inc. and Gene R. McGrevin (incorporated by reference to Exhibit
     10.3 of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2005.

                                       MICROTEK MEDICAL HOLDINGS, INC.

                                       By:  /s/ Dan R. Lee
                                           -------------------------------------
                                           Dan R. Lee, Chairman, President and
                                           Chief Executive Officer