Form 10-K
period 2004-12-31
MICROTEK MEDICAL HOLDINGS, INC
filed 2005-03-16
CIK 929299

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number: 0-24866

MICROTEK MEDICAL HOLDINGS, INC.

(Exact Name of registrant as specified in its charter)

GEORGIA	58-1746149
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13000 Deerfield Parkway, Suite 300 ALPHARETTA, GEORGIA	30004
(Address of principal executive offices)	(Zip Code)

(678) 896-4400

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:	Name of each exchange on which registered:
Common stock, $.001 par value per share	The Nasdaq Stock Market
Stock purchase rights	The Nasdaq Stock Market

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

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant based on the sale price at which the common equity was last sold as reported on The Nasdaq Stock Market as of June 30, 2004, was approximately $206.2 million. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

At March 11, 2005, there were outstanding 43,253,501 shares of the registrant’s common stock, $.001 par value per share.

Documents incorporated by reference: Portions of the Registrant’s proxy statement relating to the 2005 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Note: The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. The actual results of Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Business”, particularly “Business - Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company’s actual results for 2005 and beyond to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in “Business - Risk Factors” in this Form 10-K.

PART I.

ITEM 1. BUSINESS

General

Microtek Medical Holdings, Inc. (the “Company”) was incorporated in Georgia in 1987 and currently has two primary operating units. The Company conducts substantially all of its operations through Microtek Medical, Inc. (“Microtek”), a Company subsidiary. OREX Technologies International (“OTI”), a division of the Company, focuses on the commercialization of the Company’s OREX degradable products and disposal technologies to the nuclear power generating industry.

Microtek, a market leading healthcare company within its area of focus, manufactures and sells infection control products, fluid control products, safety products and other products to healthcare professionals for use in environments such as operating rooms and ambulatory surgical centers. Microtek’s core product line consists of a large variety of disposable equipment drapes and specialty patient drapes. Microtek has established a broad distribution system through multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. Additionally, Microtek has a strong presence as a branded component supplier to custom procedure tray companies. As a result of an acquisition from International Medical Products, B.V. and affiliates which was concluded on May 28, 2004, Microtek acquired certain businesses engaged in the development, manufacture, marketing and distribution in Europe of high quality dip-molded medical devices (primarily ultrasound probe covers), other equipment covers, cardiac thoracic drain systems, gynecological devices and wound care products.

OTI seeks to develop and commercialize contamination control materials and products coupled with engineered systems for the treatment and disposal of those materials and products using proprietary technology and know-how. While OTI has in the past sought to develop and commercialize such products for healthcare applications, OTI has more recently focused primarily on seeking to commercialize its OREX degradable products and technology for disposing of such products in the nuclear power generating industry. During 2004, the Company licensed its OREX degradable products and disposal technologies for nuclear and other specified applications to a third party. Subsequent to this transaction, the Company no longer sells OREX products to the nuclear power generating industry.

The Company’s internet address is www. microtekmed.com. The Company makes available free of charge, through its web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such materials with or furnishes such materials to, the Securities and Exchange Commission. Information contained on the web site is not part of this report.

Business Strategy

The Company provides healthcare professionals with innovative product solutions that encompass a high level of patient care and prevention of cross infection. The Company intends to maintain this business by continually improving its existing capabilities and simultaneously developing and acquiring new business opportunities while maintaining its customer focus and providing the highest levels of customer support. The Company seeks to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic and China.

Since 2000, the Company has employed an active acquisitions strategy and has completed the following transactions:

•	In October 2000, Microtek acquired the urology drape product line of Lingeman Medical Products, Inc., a former customer of Microtek;

•	In the first quarter of 2001, Microtek acquired the post-surgical clean-up product line and the patient and medical equipment drape product lines of Deka Medical, Inc., a manufacturer and marketer of specialty equipment and patient drapes for use in various surgical procedures to prevent infection;

•	In February 2001, the Company acquired the assets of MICROBasix LLC (“MICROBasix”) after developing a cooperative alliance relationship with MICROBasix in 2000 for the purpose of sharing technologies, products and services that provide significant volume reduction of low level radioactive waste for the nuclear industry;

•	In November 2002, Microtek acquired the surgical drape product line of Gyrus ENT, LLC;

•	In November 2003, Microtek acquired substantially all of the assets of Plasco, Inc., a manufacturer and marketer of multi-line disposable medical device products;

•	In March 2004, Microtek acquired substantially all of the assets of Ortho/Plast, Inc., a marketer of a small line of orthopedic products;

•	In May 2004, Microtek acquired certain assets related to certain businesses of International Medical Products, B.V. and affiliates (collectively, “IMP”) engaged in the development, manufacture, marketing and distribution in Europe of high quality dip-molded medical devices (primarily ultrasound probe covers), other equipment covers, cardiac thoracic drain systems, gynecological devices and wound care products.

At the same time that the Company has pursued this acquisition strategy, the Company has generated internal growth by making product improvements and product line extensions to its existing product families. The Company has also made significant investments in all parts of its business, particularly in its sales and marketing infrastructure to increase market awareness of the Company’s branded product lines and to further position the Company as a market leader in the customized infection control market. The Company has also focused on efforts to expand and develop its relationships with its customers and other end users which include certain of the leading original equipment manufacturers (“OEM’s”) and supply service companies in the world. Historically, the majority of the Company’s operations have been conducted domestically in the United States and North America. In 2003, approximately 86.4 percent of the Company’s revenues were considered domestic while the remaining 13.6 percent were generated internationally. In 2004, approximately 18.5 percent of the Company’s revenues were generated internationally. This percentage is expected to increase following the acquisition of the IMP businesses in May 2004.

The Company’s objective is to increase shareholder value by efficiently deploying its capital and management resources to grow its business, reduce its operating costs and build sustainable competitive positions and to complete acquisitions that generate attractive cash returns.

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

CleanOp Products. Microtek’s CleanOp system consists of an entire line of products and supplies designed to efficiently and effectively clean a procedural room and prepare it for subsequent use. These systems are distributed in non-sterile packages which combine all the necessary clean-up products into a convenient and easy to use pack. Microtek’s CleanOp products have been a significant source of the increase in the Company’s hospital branded revenues since 2001 due to increased market penetration and the absence of a significant competitor coupled with the Company’s focused selling and marketing activities. As the market for these products matures and as the Company continues to increase market penetration of these products, the Company expects competitors to more successfully develop, market and sell competitive products, thereby decreasing the rate at which the Company’s sales of these products increase.

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

Other products manufactured and sold by Microtek include Venodyne pneumatic pumps and disposable compression sleeves used in reducing deep vein thrombosis, decanters used for sterile transfer of fluids, specially designed disposable pouches or fluid-control products which are attached to patient drapes to collect fluids, and wound evacuation products.

Equipment and patient drapes generated 46.5 percent of the Company’s revenues in 2004 as compared to 55.8 percent in 2003 and 58.7 percent in 2002. CleanOp product revenues represented 8.9 percent, 8.8 percent and 6.7 percent of the Company’s revenues in 2004, 2003 and 2002, respectively. Safety product revenues were 3.6 percent, 5.5 percent and 7.2 percent of the Company’s revenues in 2004, 2003 and 2002, respectively. Total international sales by the Company during 2004, 2003 and 2002 were $23.4 million, $13.4 million and $11.8 million, respectively.

Microtek is continually focused on developing new innovative product solutions to solve its customers’ needs and believes that it has developed processes to make Microtek receptive to new product opportunities, customer ideas and market trends. Through internal resources and use of outside agencies, Microtek seeks to develop product generation systems which enable ideas and concepts to be quickly turned into prototypes that can be market tested and market released in an effective and efficient manner. The Company’s research and development expenses in 2004, 2003 and 2002 were $1,048,000, $940,000 and $736,000, respectively.

OREX Degradables

During a portion of 2004, the Company focused, through its OTI division, on commercializing its OREX Degradable products and processing technology primarily in nuclear power markets. OTI’s nuclear products consist of protective clothing products such as coveralls, hoods and booties. These products are used in the nuclear power industry to help protect people from radioactive contamination, primarily in connection with periodic maintenance and re-fueling of nuclear power systems. As a part of such use, the products may become contaminated. As a result, such products are required to be treated after use as low-level radioactive materials and thereby become subject to regulations addressing the manner in which they are processed and disposed. OTI owns a processing system called MICROBasix which may be used to process OREX products. The MICROBasix processing system substantially reduces the volume of OREX products, separates radioactive contaminants and facilitates the disposal of processed by-product material. The Company has received favorable responses from large nuclear power facilities using the Company’s products. Nuclear industry revenues amounted to approximately six percent of the Company’s consolidated net revenues in 2004 and 2003.

Effective September 30, 2004, the Company granted to Eastern Technologies, Inc. (“ETI”) an exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and the homeland security industry, and for certain other industrial applications. The license extends for the duration of the Company’s patents for the OREX materials and processing technology. Through set royalties, management fees and proceeds from the sale of equipment and inventories to ETI, ETI is required to pay the Company certain fixed sums over the first three-year period of this arrangement, and thereafter is required to pay certain royalties based on the amount of ETI’s net revenues from the sale of OREX products and processing services. Subsequent to completing this transaction with ETI, the Company no longer sells OREX products to the nuclear power generating industry.

Marketing and Distribution

Substantially all of the Company’s sales in 2004 were made to the healthcare industry.

The Company markets its infection control products through two channels or customer categories: hospital branded and contract manufacturing (commonly referred to as OEM). Domestically, the Company markets its branded products to hospitals and other surgical settings through a combined sales and marketing effort which includes direct field sales representatives, independent sales representatives in selected regions and an inside tele-sales team. The Company believes that its unique blend of outside and inside sales cooperation and focus allow for maximized market penetration and a more active defense against competition. This direct sales focus also allows the Company to establish and maintain direct contact with its customers and other end users. The Company’s branded and non-branded products are also sold to custom procedure tray companies. Additionally, the Company’s non-branded products are sold to equipment manufacturers and other medical device companies for which Microtek manufactures equipment drapes.

As of December 31, 2004, the Company’s marketing and sales force consisted of 53 sales representatives, 45 of whom are employed by the Company and eight of whom are independent representatives, nine field sales managers, three home office sales managers, 18 marketing managers, and 26 persons in customer support. These persons market and sell the Company’s infection control products and do not market or sell the Company’s OREX products and services.

As is customary in the healthcare industry, the Company also relies on large independent distributors to market and distribute its products. Because distribution of medical products is heavily dependent upon these large distributors, the Company anticipates that it will remain dependent upon these distributors and others for the distribution of its products. If the efforts of the Company’s distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company’s products, the Company’s sales may be materially adversely affected. See “Risk Factors - Reliance Upon Distributors”. The Company considers its customers to be the hospital and medical professionals who use the Company’s products, rather than these distributors.

Distributor sales to Owens & Minor and Cardinal Healthcare, two of the Company’s largest diversified distributors, accounted for approximately 8.2 percent and 2.7 percent of the Company’s total net revenues in 2004. Distributor sales to Owens & Minor and Cardinal Healthcare were 9.0 percent and 3.4 percent of total net revenues in 2003, respectively, and 8.1 percent and 3.5 percent of total net revenues in 2002, respectively. The Company also sells its products to Cardinal Healthcare on a branded, private label and contract manufacturing basis. In 2004, these non-distributor related sales to Cardinal Healthcare amounted 9.9 percent of the Company’s total net revenues as compared to 11.3 percent in 2003 and 2002.

The Company’s total international sales during 2004, 2003 and 2002 were $23.4 million, $13.4 million and $11.8 million, respectively. The Company’s international operations are conducted from its sales office near Manchester, England and its two manufacturing and distribution facilities located in the Netherlands near Zutphen and Varsseveld. Outside the United States, the Company markets its products principally through a network of approximately 190 different dealers and distributors. As of December 31, 2004, the Company also had ten sales representatives operating in international markets. The Company is seeking to expand its direct sales force in its international markets.

Manufacturing and Supplies

The Company manufactures its infection control products at its facilities in Columbus, Mississippi; Tyler, Texas; the Dominican Republic; Gurnee, Illinois; and Acuna, Mexico. The Company’s facilities in Columbus, Mississippi and Gurnee, Illinois also serve as distribution centers for certain of the Company’s products. The Company utilizes a facility in Jacksonville, Florida as its primary distribution point for the receipt and shipment of product and for light manufacturing. The Company also maintains two manufacturing and distribution facilities located in the Netherlands near Zutphen and Varsseveld. Through the Company’s relationship with Global Resources, the Company uses contract manufacturers in China for certain of its infection control products when advantageous.

The Company maintains a variety of suppliers for its raw materials and other components necessary for the manufacture of its products. Based on its existing arrangements with suppliers and current and anticipated requirements, the Company believes that it has made adequate provisions for acquiring its raw materials and other components. The Company believes that its relationships with its suppliers are strong and that these relationships help to ensure the stability of the Company’s manufacturing processes. Historically, the Company has not been materially affected by interruptions with its suppliers; however, if a supplier of significant raw materials or component parts were to terminate its relationship with the Company or otherwise cease to supply the Company with required raw materials or components, the Company’s ability to meet its manufacturing requirements may be disrupted, which could materially impact the Company’s business and financial condition.

Order Backlog

At December 31, 2004, the Company’s order backlog totaled approximately $1.4 million, compared to approximately $383,000 (in each case net of any cancellations) at December 31, 2003. All backlog orders at December 31, 2004 are expected to be filled during the first quarter of 2005. Microtek typically sells its products pursuant to written purchase orders which generally may be canceled without penalty prior to shipment of the product. Accordingly, the Company does not believe that the level of backlog orders at any date is material or indicative of future results.

Technology and Intellectual Property

The Company seeks to protect its proprietary technology by, among other means, obtaining patents and filing patent applications for technology and products that it considers important to its business when it believes that such patent applications will be beneficial to the Company. The Company’s patent strategies primarily affect the Company’s OREX business. The Company also relies upon trade secrets, technical know-how, innovation and market penetration to develop and maintain its competitive position.

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

The Company’s current U.S. patent holdings will expire between the years 2007 and 2023. The Company also typically files for foreign counterpart patents on those technologies that the Company considers to be material to its business. No assurance can be given that the various components of the Company’s technology protection arrangements utilized by the Company to protect its technologies, including its patents, will be successful in preventing others from making products competitive with those offered by the Company or its licensees. See “Risk Factors - Risks Affecting Protection of Technologies”.

The Company has registered as trademarks with the U.S. Patent and Trademark Office “ISOLYSER”, “LTS”, “Enviroguard”, “CLEARLENS”, “NO-SPILL”, “ISOSORB”, “MICROBASIX”, “SMS”, “EÚZSERT”, “ISOSILK”, “CAM-WRAP & DESIGN”, “CLEANOP”, “UNIVERSAL ANGIOGRAPHY DRAPE”, “TRIAD MEDICAL”, “MICRODRAPE”, “LINGEMAN”, “MICROTEK”, “MICROSHIELD”, “C.P.R. MICROSHIELD”, and “MDI” (Stylized). Microtek maintains registrations of various trademarks that the Company believes are recognized within their principal markets.

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

Government Regulation

The Company is subject to a number of federal, state and local regulatory requirements which govern the marketing of the Company’s products and the use, treatment and disposal of these products utilized in the patient care process. In addition, various foreign countries in which the Company’s products are currently being distributed or may be distributed in the future impose regulatory requirements. See “Risk Factors - Regulatory Risks”.

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

Countries in the European Union require that certain products being sold within their jurisdictions obtain a CE mark and be manufactured in compliance with certain requirements. The Company has CE mark approval to sell its safety and most of its medical device products in Europe. One of the conditions to obtaining CE mark status involves the qualification of the Company’s manufacturing plants and corporate offices under certain certification processes. All of the Company’s manufacturing plants and administrative offices have obtained such certifications, except that the Company’s manufacturing facilities located in Tyler, Texas and the Company’s executive offices in Alpharetta, Georgia do not hold such certifications. To maintain CE mark approval, the Company has to satisfy continuing obligations including annual inspections by European notified bodies as well as satisfy record keeping, product qualification and other quality assurance requirements. The notified bodies have the authority to stop the Company’s use of the CE mark if the Company fails to meet these standards. While the Company believes that its operations at these facilities are in compliance with requirements to maintain CE mark status, no assurances are provided that such certifications will be maintained or that other foreign regulatory requirements will not adversely affect the Company’s marketing efforts in foreign jurisdictions.

Under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), any product which claims to kill microorganisms through chemical action must be registered with the EPA. FIFRA affects primarily the Company’s fluid encapsulation and infectious waste treatment products including LTS-Plus, a product which provides treatment for encapsulation and disinfection of suction canister waste. LTS-Plus is registered with the EPA as a chemical device. See “Risk Factors - Regulatory Risks”.

State and local regulations of the Company’s products and services are highly variable. Individual state registration of LTS-Plus is required for just over half of the states in the United States as a condition to landfill of treated suction canisters. In 1997, as a result of a review of an existing approval in California for the landfilling in California of waste treated by LTS, California authorities revoked such approval and have also not given approval for the use of LTS-Plus. While LTS offers benefits unrelated to landfilling, such action has adversely affected the Company’s ability to sell LTS-Plus. The Company is continuing the process of obtaining from the various states approval to landfill waste treated by LTS-Plus, and has obtained such approval from several states not including California. The rules for disinfecting infectious waste are being revised on a national standard. The outcome of the national standard will play a very important part in the life of LTS-Plus. No assurances can be provided that the prior regulatory actions or pending regulatory reviews will not continue to have an adverse effect upon the sales of the Company’s sanitizing liquid absorbent products. See “Risk Factors - Regulatory Risks”.

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

Employees

As of December 31, 2004, the Company employed 1,761 full-time employees, 50 part-time employees and eight people as independent contractors. Of these, 109 were employed in marketing, sales and customer support, 1,473 in manufacturing, 17 in research and development, and 220 in administrative positions. The Company also has 12 employees who are employed under a collective bargaining agreement. The Company believes its relationship with its employees is good.

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

Risk Factors

Low Barriers to Entry for Competitive Products. Most of the Company’s infection control products are not protected by patents, and some of such infection control products that are protected by patents are subject to competition from products which may be manufactured or used in a way which does not infringe upon the Company’s patents. In addition, other barriers to entry, such as manufacturing processes and regulatory approvals, may not prevent the introduction of products competitive with the Company’s infection control products. The introduction of competitive products or other competitive marketing strategies, including competitive marketing from companies outside the United States through the internet, could force the Company to lower its prices for its products or otherwise adversely affect the Company’s operating results.

Potential Erosion of Profit Margins. While the Company has been able to substantially maintain Microtek’s gross margins during 2004, the large customers to which Microtek sells its products regularly negotiate for reductions in pricing of products which they purchase. This could require that the Company reduce the prices at which it sells its products or revise the manner in which the Company sells or distributes its products. These changes could reduce Microtek’s sales or gross margins, or both, and potentially have an adverse effect on the Company’s operating results.

Reliance upon Distributors. As is customary in the healthcare industry, the Company has historically relied to a significant extent on a few large distributors to market and distribute its branded products. Hospitals often prefer to purchase products from one or a few distributors to facilitate the delivery, control and management of the hospital’s inventory of supplies. Hospitals accordingly purchase most of their products from a few large distributors, and the Company anticipates that it will remain dependent upon these distributors and others for the distribution of its products. If the efforts of the Company’s distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company’s products (such as could occur if a distributor is unable to obtain price adjustments which a distributor seeks from the Company), the Company’s sales may be materially adversely affected. During 2004, as a result of the Company’s efforts to reduce its distribution expense with Owens & Minor, Owens & Minor chose to limit the manner in which it distributes some of the Company’s products. This has resulted in increased competitive pressure on some of Microtek’s products including particularly its CleanOp products. This increase in competitive pressure has adversely affected the selling price of these Microtek products, which has had and may continue to have an adverse effect on the Company’s operating results.

The Company considers its customers to be the hospital and medical professionals who use the Company’s products, rather than these distributors. Distributor sales to Owens & Minor and Cardinal Healthcare, two of the Company’s largest diversified distributors, accounted for approximately 8.2 percent and 2.7 percent of the Company’s total net revenues in 2004. Distributor sales to Owens & Minor and Cardinal Healthcare were 9.0 percent and 3.4 percent of total net revenues in 2003, respectively, and 8.1 percent and 3.5 percent of total net revenues in 2002, respectively. The Company also sells its products to Cardinal Healthcare on a branded, private label and contract manufacturing basis. In 2004, these non-distributor related sales to Cardinal Healthcare amounted 9.9 percent of the Company’s total net revenues as compared to 11.3 percent in 2003 and 2002.

Small Sales and Marketing Force. At December 31, 2004, the Company’s marketing and sales force consisted of 101 individuals including 57 people in sales and 44 people in marketing and customer support. Additionally, the Company has eight independent contractors involved in its sales and marketing efforts. Other companies with which the Company competes have substantially larger sales forces and greater brand awareness, placing the Company at a competitive disadvantage. For example, the Company may not be able to reach certain potential customers due to the Company’s inability to have its products included within certain group purchasing organizations’ lists of approved products.

Disruption of Sales and Marketing Group. The Company recently lost the services of its Executive Vice President of Sales and Marketing. This could have an adverse effect on the effectiveness of the Company’s selling and marketing efforts.

Reliance upon Large Customers. Microtek’s contract manufacturing division, which accounted for 32.8 percent of the Company’s net revenues in 2004, relies upon a relatively small number of customers for most its net revenues. The loss of any one or more of such customers, which may occur unexpectedly, could have a material and disproportionately adverse impact upon the Company’s net revenue and operating results.

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

Risks of Successfully Integrating Acquisitions. As the Company completes acquisitions, it encounters risks that it will not successfully integrate the acquired products or business operations into its business and thereby fail to achieve the benefits sought to be achieved through these acquisitions. In addition, the Company is generally required to invest in an acquired company’s financial and disclosure controls to improve on assurances that the Company will timely receive complete information to accurately fulfill its financial reporting and disclosure obligations. The failure to successfully integrate acquired businesses in the Company’s operations could adversely affect the Company’s operating results.

Reliance Upon International Operations. Of the Company’s $126.6 million in net revenues for the year ended December 31, 2004, $23.4 million or 18.5 percent were generated from sales of products outside the United States. In addition, the Company maintains manufacturing facilities in the Dominican Republic and elsewhere outside the United States which are an important component of the Company’s manufacturing operations. International sales and operations are subject to risks including political, economic and other risks and uncertainties inherent in the countries in which the Company operates; fluctuations in currency exchange rates including in particular the relationship of the U.S. dollar to the functional currencies of the Company’s international subsidiaries which could result in currency translations that materially impact the Company’s revenues and earnings; unexpected changes in regulatory requirements and laws; difficulties in transferring earnings from our foreign subsidiaries to us; burdens of complying with a wide variety of foreign laws and labor practices; export duties, quotas and embargoes; and business interruptions due to terrorist activities or acts of God such as hurricanes. Because the Company expects that a significant and growing proportion of its revenues will continue to come from international operations and because the Company expects to continue to rely upon off-shore manufacturing, the occurrence of any of the above events could materially and adversely affect the Company’s operating results.

Reliance Upon Microtek. Of the Company’s $126.6 million in net revenues for the year ended December 31, 2004, $119.2 million or 94.1 percent were comprised of Microtek’s net revenues. OTI contributed $7.4 million of the Company’s 2004 net revenues. Substantially all of Microtek’s sales are to the healthcare industry. Factors adversely affecting Microtek in particular or the medical device or hospital supplies industry generally could have a material adverse effect on the Company.

Reliance upon Licensee for OTI’s Operating Results. During 2004, the Company granted to ETI an exclusive license in the Company’s OREX materials and processing technology in the nuclear industry and the homeland security industry, and for certain other industrial applications. Except for these activities with ETI under the Company’s licensing arrangement, the Company is not actively engaged in any business development efforts associated with the Company’s OREX materials and processing technologies. The Company is accordingly entirely dependent upon the efforts of ETI with respect to the operating results generated by the Company’s OREX materials and processing technology. In the event ETI fails to perform its obligations under the Company’s licensing arrangements with ETI, or is unsuccessful in growing the OREX business, the Company may not achieve a continuing return on its investment in this business and technology and may be required to record losses with respect to the Company’s existing inventories of OREX products and materials which the Company plans to sell to ETI.

Dependence on Key Personnel. The Company believes that its ability to succeed will depend to a significant extent upon the continued services of a limited number of key personnel, and the ability of the Company to attract and retain key personnel. The Company has only two executive officers. The loss of the Company’s President would likely have a material adverse effect on the Company. The Company has not identified a successor to its President, and the Company may not be able to attract and retain a suitable replacement for any of its executive positions. The Company does not maintain key man life insurance on any of its executive officers other than a $1.5 million policy on Mr. Lee, the Company’s President and Chief Executive Officer.

Competition. There are many companies engaged in the development, manufacturing and marketing of products and technologies that are competitive with the Company’s products and technologies. Many such competitors are large companies with significantly greater financial resources than the Company. For example, the Company seeks to sell its antimicrobial incise drapes to the healthcare industry, and the Company has a small market share in the sales of these products at this time. Therefore, the Company will be required to displace sales of competitive products in this industry to gain market presence. There can be no assurance that the Company’s competitors will not substantially increase the resources devoted to the development, manufacturing and marketing of products competitive with the Company’s products. The successful marketing of competing products by one or more of the Company’s competitors could have a material adverse effect on the Company.

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

Regulatory Risks. The development, manufacture and marketing of the Company’s products are subject to extensive government regulation in the United States by federal, state and local agencies including the EPA and the FDA. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures. The process of obtaining and maintaining FDA and any other required regulatory clearances or approvals of the Company’s products is lengthy, expensive and uncertain, and regulatory authorities may delay or prevent product introductions or require additional tests prior to introduction. The FDA also requires healthcare companies to satisfy the quality system regulation. Failure to comply with applicable regulatory requirements, which may be ambiguous or unclear, can result in fines, civil and criminal penalties, stop sale orders, loss or denial of approvals and recalls or seizures of products. There can be no assurance that changes in existing regulations or the adoption of new regulations will not occur, which could prevent the Company from obtaining approval for (or delay the approval of) various products or could affect market demand for the Company’s products.

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

Risks Affecting Protection of Technologies. The Company holds various issued patents and has various patent applications pending relative to its OREX Degradables products. See “Business – Technology and Intellectual Property.” There can be no assurance that any of the Company’s patents will prove to be valid and enforceable, that any patent will provide adequate protection for the technology, process or product it is intended to cover or that any patents will be issued as a result of pending or future applications. Failure to obtain patents pursuant to the Company’s patent applications could have a material adverse effect on the Company and its operations. It is also possible that competitors will be able to develop materials, processes or products, including other methods of disposing of contaminated waste, outside the patent protection the Company has or may obtain, or that such competitors may circumvent, or successfully challenge the validity of patents issued to the Company. Although there is a statutory presumption of a patent’s validity, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. In the event that another party infringes the Company’s patent or trade secret rights, the enforcement of such right is generally at the option of the Company and can be a lengthy and costly process, with no guarantee of success. Further, no assurance can be given that the Company’s other protection strategies such as confidentiality agreements will be effective in protecting the Company’s technologies. Due to such factors, no assurance can be given that the various components of the Company’s technology protection arrangements utilized by the Company, including its patents, will be successful in preventing other companies from making products competitive with those offered by the Company or its licensees, including OREX Degradables.

Although to date no claims have been brought against the Company alleging that its technology or products infringe upon the intellectual property rights of others, there can be no assurance that such claims will not be brought against the Company or its licensees in the future, or that any such claims will not be successful. If such a claim were successful, the Company’s business could be materially adversely affected. In addition to any potential monetary liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the product or products in question or could be enjoined from making or selling such product or products if such a license were not made available on acceptable terms. If the Company or its licensees becomes involved in such litigation, it may require significant Company resources, which may materially adversely affect the Company. See “Business - Technology and Intellectual Property”.

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

Risks of Accounting for Income Taxes. Accounting for income taxes has had a significant impact upon the Company’s earnings. At December 31, 2004, the Company had net deferred income tax assets totaling $29.8 million, including operating loss carryforwards for Federal and state income tax purposes of approximately $28.7 million. The Company’s operating loss carryforwards, to the extent not covered by the valuation allowance, are expected to be used by the Company to offset future U.S. Federal income tax liabilities as they accrue. At December 31, 2004, the Company has recorded a valuation allowance of approximately $13.8 million against its deferred tax assets resulting in net deferred tax assets of approximately $16.0 million at December 31, 2004. Determining the amount of the valuation allowance against the Company’s deferred tax assets is highly sensitive to significant judgments about the Company’s ability to generate future taxable income. Adjustments in such judgments may result in significant changes to the tax provision in the Company’s results of operations and thereby significantly impact the Company’s profitability, but such adjustments have no impact on the Company’s cash position or cash flow. The effect of these adjustments to the Company’s financial statements, if any, may make it more difficult to compare the operating results of the Company from period to period or to compare the operating results of the Company with other companies. This could also adversely affect the market prices at which securities of the Company trade on public markets.

Foreign Currency Risks. International sales by the Company during 2004 were $23.4 million. Approximately $5.1 million of the Company’s international sales in 2004 were billed and paid in currencies other than the functional currency of the Company’s international subsidiaries. Currency translations on international sales and other transactions that are denominated in currencies other than the functional currency of the Company’s subsidiaries could be adversely affected in the future by the relationship of the U.S. dollar to these functional currencies resulting in currency translation charges or benefits that may materially impact the Company’s revenues and earnings.

Risks for Increases in Costs of Raw Materials and Distribution Expenses. A significant portion of the raw materials required by Microtek to manufacture its products and a significant portion of the Company’s distribution expenses are highly dependent upon the price for petroleum. As the price for petroleum rises, the costs for these raw materials and amount of these distribution expenses have also increased. Due to competitive pressures, Microtek may not readily pass these price increases on to its customers. While the Company has been successful in offsetting these pricing pressures with other manufacturing efficiencies and cost controls, continuing increases in prices of raw materials and distribution expenses may adversely affect the Company’s operating results.

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

ITEM 2. PROPERTIES

The Company leases approximately 20,200 square feet of office space located in Alpharetta, Georgia under a lease which expires November 30, 2015. The Company uses this space as its principal executive offices.

The Company owns a 13,000 square foot building located in Columbus, Mississippi which is used for administrative purposes.

The Company currently conducts its equipment drape and fluid control manufacturing business from three locations. In Columbus, Mississippi, the Company owns an 80,000 square foot manufacturing building and leases a 40,000 square foot warehouse facility under a lease that expires April 30, 2005. The Company is currently evaluating plans to consolidate its leased warehousing operations into its owned facility in Columbus and does not intend to renew the warehouse lease upon expiration. Secondly, the Company leases five manufacturing facilities in the Dominican Republic totaling approximately 137,000 square feet under two operating leases. The first lease, which covers approximately 123,500 square feet, expires on October 1, 2010, with two renewal options for four years each. The second lease covers approximately 13,500 square feet and expires on December 31, 2006. Thirdly, the Company leases a 62,700 square foot facility in Tyler, Texas where it manufactures materials for other drape converters under a lease which expires July 31, 2012. The Company’s lease of a 7,500 square foot manufacturing facility in Athens, Texas expired in March 2005 following the consolidation of the related manufacturing operations into the Company’s Tyler, Texas facility in 2004.

The Company’s Plasco division operations are conducted from three facilities, two of which are located in Gurnee, Illinois and the third in Acuna, Mexico. The Gurnee facilities consist of a 44,300 square foot warehouse and office building and a 30,000 square foot manufacturing and warehouse building under two leases that each expire on July 31, 2005. During 2005, the Company expects to further consolidate the operations of its Gurnee facilities into its manufacturing operations in the Dominican Republic and does not expect to renew these leases upon expiration. The facility located in Acuna, Mexico houses 21,250 square feet of manufacturing and warehouse space under a lease that expires on May 1, 2005, with one five year renewal option. The renewal of the Acuna, Mexico lease is currently being negotiated, and the Company expects to continue this lease on a month-to-month basis once these negotiations are completed.

The Company also leases approximately 88,000 square feet of warehouse and distribution space in Jacksonville, Florida under a lease which expires on October 31, 2014. The Company uses this facility for distribution of finished products, distribution of materials to the Company’s Dominican Republic facility and light manufacturing.

Through a subsidiary, the Company leases approximately 2,500 square feet of office space near Manchester, England under a lease which expires in October 2007.

The Company’s manufacturing and distribution operations in the Netherlands are conducted from a 49,000 square foot facility in Zutphen under a lease which expires on May 31, 2006 and a 17,000 square foot facility in Varsseveld under a lease which expires on April 30, 2008. At these facilities, the Company has approximately 24,000 square feet of manufacturing space, approximately 35,000 square feet of warehouse and storage space, and approximately 7,000 square feet of administrative office space.

The Company believes that its present facilities are adequate for its current requirements.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is involved in litigation and legal proceedings in the ordinary course of business. Such litigation and legal proceedings have not resulted in any material losses to date, and the Company does not believe that the outcome of any existing claims will have a material adverse effect on its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of the Company’s shareholders during the three months ended December 31, 2004.

Directors and Executive Officers

The current directors and executive officers of the Company are as follows:

Name	Position
Dan R. Lee	Chairman, President and Chief Executive Officer, Director
Roger G. Wilson	Chief Financial Officer, Treasurer and Secretary
Kenneth F. Davis	Director
Michael E. Glasscock, III	Director
Rosdon Hendrix	Director
Gene R. McGrevin	Director
Ronald L. Smorada	Director

Dan R. Lee (age 57) was appointed Chairman of the Board of Directors effective July 1, 2002, and was appointed to serve as President and Chief Executive Officer of the Company in December 2000. Additionally, he continues his role as the President of Microtek, a subsidiary of the Company. He became an executive officer of the Company following the conclusion of the acquisition of Microtek in 1996, and became a director of the Company in December 1996. Prior to accepting such positions with the Company, Mr. Lee had served as the Vice President and Chief Operating and Financial Officer of Microtek since 1987. Previous to that time, he was engaged in the public accounting practice, including more than five years with KPMG LLP. Mr. Lee serves on the Board of NBC Capital Corp., a bank holding company traded on the American Stock Exchange.

Roger G. “Jerry” Wilson (age 60) was appointed Chief Financial Officer of the Company in December 2000, in addition to serving since July 1998 in the position of Vice President and Chief Financial Officer of Microtek. Mr. Wilson served as Vice President of Finance for the White Knight Healthcare subsidiary after its acquisition by the Company in 1995. Prior to accepting such positions, Mr. Wilson had served as corporate controller of White Knight Healthcare, Inc. since 1987. Mr. Wilson was also employed by Akzo America, Inc. for twelve years in various accounting and income tax management positions. Prior to that, Mr. Wilson, who is a Certified Public Accountant, practiced public accounting for seven years.

Kenneth F. Davis (age 53) was elected a director of the Company in January 1996. Dr. Davis was a practicing surgeon on the staff of the Harbin Clinic and Redmond Regional Medical Center in Rome, Georgia from 1986 to 2000. Dr. Davis now serves as the Chief Executive Officer and President of the Harbin Clinic, the largest multi-specialty clinic in Georgia. In addition, Dr. Davis serves on the Board of AmSouth Bank of Georgia, Adams Product Management, Hydro Dynamics, Inc. and the Georgia Land Trust.

Michael E. Glasscock (age 71) was appointed a Director of the Company in December 2002. Dr. Glasscock, a physician, practiced otology and neurotology for 35 years and retired from the active practice of medicine in 1997. From 1997 to 1998, Dr. Glasscock served as Chairman of St. Cloud Medical, a physician practice management company, from 1998 to 2001 he served as Chairman of TrueSound, Inc., a hearing aid dispensing company, and since 2001 he has served as Chairman of Tympany, a start-up company that has developed an automated hearing test. Dr. Glasscock has published in excess of 250 scientific articles and founded the American Journal of Otology and the E.A.R. Foundation, was the past president of the American Otologic Society, and has been an active entrepreneur with several medical related companies.

Rosdon Hendrix (age 65) was elected a Director of the Company in December 1994. Until he retired in June 1992, Mr. Hendrix served for approximately 30 years in various financial positions for General Motors Corporation, including serving as Resident Comptroller from 1975 until his retirement. Since June 1992, Mr. Hendrix has engaged in efficiency consulting studies and other consulting services with various governmental authorities and businesses. In addition, since June 1997, Mr. Hendrix has performed information technology consulting services for Lockheed Martin. On December 1, 2003, Lockheed Martin’s commercial division was acquired by Affiliated Computer Services, Inc. (ACS), and Mr. Hendrix has been retained by ACS as a consultant.

Gene R. McGrevin (age 62) was appointed Chairman of the Board of Directors and acting President of the Company in April 1997, and currently serves as a Director of the Company. Mr. McGrevin served as chairman of P.E.T.Net Pharmaceutical Services, LLC, a manufacturer and distributor of radiopharmaceuticals, from May 1997 until January 2001. Mr. McGrevin previously served as Vice Chairman and Chief Executive Officer of Syncor International Corp., a public company in the nuclear medicine industry, with which Mr. McGrevin was associated since 1989. Prior to managing Syncor, Mr. McGrevin served in executive positions with various healthcare businesses including President of the Healthcare Products Group of Kimberly-Clark Corporation, founder and President of a consulting firm specializing in the healthcare industry and an executive officer of VHA Enterprises, Inc. Mr. McGrevin is currently chairman of the executive committee of Hydro Dynamics, Inc. and serves as chairman of the Board of Real Time Medical Data, LLC.

Ronald L. Smorada (age 58) was elected a Director of the Company in May 1999. Dr. Smorada has been an active participant in the nonwovens industry. From 1995 to 1999, Dr. Smorada held senior management positions at Reemay, Fiberweb and BBA US Holdings, the latter being the parent of the former two with nonwoven sales in excess of $800 million. During this time, he worked in the development, acquisition and integration of new and existing businesses, both domestic and international. Since 1999, Dr. Smorada has been involved with establishing new businesses which develop technological materials. A major focus for him has been the application and conversion of science and technical concepts into meaningful businesses.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

The common stock is traded and quoted on The Nasdaq Stock Market under the symbol “MTMD”. The following table shows the quarterly range of high and low sales prices of the common stock during the periods indicated since December 31, 2002.

	Common Stock
	High	Low
2004
First Quarter	$6.20	$3.91
Second Quarter	$5.39	$3.92
Third Quarter	$5.13	$3.07
Fourth Quarter	$4.46	$3.20

2003
First Quarter	$2.54	$1.30
Second Quarter	$2.85	$2.06
Third Quarter	$4.18	$2.04
Fourth Quarter	$5.50	$3.16

Holders

On March 11, 2005, the closing sales price for the common stock as reported by The Nasdaq Stock Market was $3.36 per share. As of March 11, 2005, the Company had approximately 1,330 shareholders of record.

Dividends

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to shares of the Company’s common stock that may be issued under existing equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Stock Option Plans	3,897,956	$2.81	2,019,500
Employee Stock Purchase	N/A	N/A	249,028
Equity compensation plans not approved by security holders	0	N/A	0
Total	3,897,956	$2.81	2,268,528

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth summary historical financial data for each of the five years in the period ended December 31, 2004.

In March 2004, the Company acquired a small line of orthopedic products. Effective May 28, 2004, the Company acquired certain businesses of International Medical Products, B.V. and affiliates (“IMP”) related to the development, manufacture, marketing and sale of medical device equipment covers, cardiac thoracic drain systems, gynecological devices and wound care products. Effective September 30, 2004, the Company completed a license to ETI to manufacture, use and sale the Company’s OREX materials and processing technology in the nuclear industry and homeland security industry and for certain other industrial applications, and the Company completed the associated sale to ETI of certain equipment and inventory. Effective November 1, 2003, the Company acquired substantially all of the assets of Plasco, Inc. Effective November 29, 2002, the Company acquired the surgical drape product line of Gyrus ENT. During the first quarter of 2001, the Company acquired the drape and CleanOp product lines of Deka Medical and acquired the MICROBasix processor equipment and related technology. In October 2000, Microtek acquired the urology drape product line of Lingeman Medical Products, Inc.

The summary historical financial data should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data appearing elsewhere in this Form 10-K. The summary historical financial data for each of the five years in the period ended December 31, 2004 has been derived from the Company’s audited consolidated financial statements.

Statement of Operations Data:

(in thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002	2003	2004
Net sales	$53,931	$79,470	$85,228	$98,664	$126,581
Licensing revenues	2,433	1,497	1,427	—	—

Total revenues	56,364	80,967	86,655	98,664	126,581

Cost of goods sold	35,938	48,497	52,554	59,448	77,017

Gross profit	20,426	32,470	34,101	39,216	49,564

Operating expenses
Selling, general and administrative	21,246	25,166	27,326	31,261	39,483
Amortization of intangibles	1,780	1,520	456	440	809
Research and development	4,098	1,644	736	940	1,048
Restructuring charge	1,555	—	—	—	—
Gain on dispositions	(21)	—	—	—	—

Total operating expenses	28,658	28,330	28,518	32,641	41,340

Gain on dispositions	—	—	—	982	215

Income (loss) from operations	(8,232)	4,140	5,583	7,557	8,439

Net other (expense) income	(3,755)	(489)	(340)	(44)	718

Income (loss) before income taxes	(11,987)	3,651	5,243	7,513	9,157

Income tax provision (benefit)	155	(1,138)	(3,171)	(8,510)	(764)

Net income (loss)	$(12,142)	$4,789	$8,414	$16,023	$9,921

Net income (loss) per share – basic	$(0.29)	$0.11	$0.20	$0.38	$0.23

Net income (loss) per share – diluted	$(0.29)	$0.11	$0.20	$0.37	$0.22

Weighted average number of common and common equivalent shares outstanding – Basic	41,269	41,651	42,125	42,206	43,005

Weighted average number of common and common equivalent shares outstanding – Diluted	41,269	41,842	42,789	43,251	44,500

Balance Sheet Data

(in thousands)

	Year Ended December 31,
	2000	2001	2002	2003	2004
Working capital	$34,372	$44,946	$42,950	$52,520	$48,819
Intangible assets, net	23,057	26,351	29,392	30,488	38,951
Total assets	76,969	94,330	96,696	118,299	131,069
Long-term debt	1,673	13,313	7,367	8,528	5,479
Total shareholders’ equity	63,598	69,588	78,886	96,544	108,643

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to provide an understanding of the Company’s consolidated financial position and results of operations for the three year period ended December 31, 2004. The consolidated financial statements and the accompanying notes included elsewhere in the Company’s Annual Report contain detailed information that should be referred to in conjunction with the following discussion and analysis.

General

The Company conducts substantially all of its operations through its subsidiary, Microtek Medical, Inc. (“Microtek”). OREX Technologies International (“OTI”), a division of the Company, focuses on the commercialization of the Company’s OREX degradable products and disposal technologies to the nuclear power generating industry.

Microtek, a market leading healthcare company within its area of focus, manufactures and sells infection control products, fluid control products, safety products and other products to healthcare professionals for use in environments such as operating rooms and ambulatory surgical centers. Microtek’s core product line consists of a large variety of disposable equipment drapes and specialty patient drapes. Microtek has established a broad distribution system through multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. Additionally, Microtek has a strong presence as a branded component supplier to custom procedure tray companies. Through its acquisition of certain businesses of International Medical Products, B.V. and affiliates (collectively, “IMP”) on May 28, 2004, Microtek added to its operations the development, manufacture, marketing and distribution in Europe of high quality dip-molded medical devices (primarily ultrasound probe covers), other equipment covers, cardiac thoracic drain systems, gynecological devices and wound care products.

OTI’s most recent efforts have focused primarily on the commercialization of its OREX degradable products and technology for disposing of such products in the nuclear power generating industry. In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to a third party a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and the homeland security industry and for certain other industrial applications. Concurrent with the signing of the License Agreement, the Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company has agreed to provide certain sourcing and supply chain management services and to sell a total of approximately $4.8 million of inventory to the licensee over the term of the Supply Agreement.

The Company provides healthcare professionals with innovative product solutions that encompass a high level of patient care and prevention of cross infection. The Company intends to maintain this business by continually improving its existing capabilities and simultaneously developing and acquiring new business opportunities while maintaining its customer focus and providing the highest levels of customer support. The Company seeks to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic and China.

Sales Growth

The Company has increased net revenues from approximately $86.7 million in 2002 to $126.6 million in 2004. This growth has resulted from acquisitions and through double-digit internal growth. Since October 2000, the Company has completed approximately seven acquisitions, including:

•	the urology drape product line of Lingeman Medical Products, Inc.;

•	the post-surgical clean-up product line and the patient and medical equipment drape product lines of Deka Medical, Inc.;

•	the assets of MICROBasix, LLC;

•	the surgical drape product line of Gyrus ENT, LLC;

•	the multi-line disposable medical device products of Plasco, Inc.;

•	a small line of orthopedic products of Ortho/Plast, Inc.; and

•	most recently, certain businesses of International Medical Products, B.V. and affiliates.

At the same time that the Company has pursued this acquisition strategy, the Company has generated internal growth by making product improvements and product line extensions to its existing product families. The Company has also made significant investments in all parts of its business, particularly in its sales and marketing infrastructure to increase market awareness of the Company’s branded product lines and to further position the Company as a market leader in the customized infection control market. The Company has also focused its efforts on expanding and developing its relationships with its customers and other end users which include certain of the leading original equipment manufacturers (“OEM’s”) and supply service companies in the world.

While continued investment in promoting the Company’s brand has offset gains from revenue growth in the short term, the Company believes that its branded sales and marketing infrastructure will aid the Company in maintaining and increasing revenues and thereby contribute to the Company’s operating income. The Company also believes that additional internal growth in net revenues can be achieved through increased focus on the design and release of new products, targeted sales efforts in key surgical procedures and departments within the hospital and outpatient surgical settings, continued relationship building with major OEM’s, and an increased international presence stemming from the Company’s new European manufacturing and distribution center in the Netherlands. The Company also expects to continue to pursue acquisitions that are accretive to earnings and shareholder value over the long-term. In the absence of such acquisition opportunities, the Company will use its cash flow to reduce indebtedness.

Operating Performance

The Company operates in an environment where it is necessary to realize cost reduction opportunities to offset continued competitive pricing and other margin pressures. In spite of raw material price increases resulting from fluctuating petroleum prices, price pressures related to certain of the Company’s OEM relationships and changes in the Company’s sales mix, the Company has been able to substantially maintain its gross margins of approximately 39 percent in 2002, 2003 and 2004. The Company has done so by leveraging its low-cost offshore manufacturing capabilities and its other sourcing capabilities and relationships in China where these capabilities and relationships are considered advantageous. The Company has also maintained its margins through targeted capital investment for productivity and efficiency improvements and manufacturing cost reductions resulting from facility and plant rationalization and consolidation. For example, during 2004, the Company either consolidated into its Tyler, Texas facility or transferred offshore the operations of its former Athens, Texas facility. Additionally, during 2005, the Company expects to complete certain facility consolidation plans begun in 2004 with respect to the manufacturing operations acquired in the November 2003 Plasco transaction. These consolidations are designed to result in substantial cost savings and mitigate pressures from expected increases in raw material prices in 2005.

Since 2002, the Company’s selling, general and administrative expenses as a percentage of net revenues have improved from approximately 31.5 percent in 2002 to approximately 31.2 percent in 2004. The Company attributes this slight improvement over the past three years to increased leverage on higher revenues and its general and administrative cost cutting and control efforts which have offset increases in distribution costs and sales and marketing expenses. In addition to higher variable distribution costs resulting from increased revenues, distribution costs have risen over the past three years as a result of higher freight and other expenses associated with rising oil and gas prices. More significantly, since 2002, a considerable investment has been made in the Company’s sales and marketing infrastructure, in an effort to promote the Company’s branded market presence.

The Company’s research and development expenses have been modest at less than one percent of net revenues from 2002 to 2004. A significant component of the Company’s future business plan focuses on internal growth, much of which is expected to be generated through new product development and product line extensions. The Company expects that its research and development expenses will increase in the future as the Company invests in additional internal research and development expertise and as it pursues expanded research and development activities.

The Company’s amortization of intangibles will increase modestly during 2005 over 2004 expenses as a result of the amortization of intangible assets acquired in conjunction with the Company’s May 2004 acquisition of the IMP businesses. Additionally, as a result of expanded research and development efforts, the Company will continue to seek patent and trademark protection for its proprietary products and will record future expenses related to the amortization of this investment.

Cash Flows

Over the past three years, the Company has reduced its indebtedness from $7.4 million at December 31, 2002 to $5.5 million at December 31, 2004, while completing approximately seven different acquisition transactions, including the Company’s most recent IMP acquisition for approximately $9.6 million. The Company attributes its improved cash flows to its sound working capital management activities, primarily its accounts receivable and inventory management. Capital expenditures in 2005 are expected to be consistent with 2004 at approximately $2 million subject to the effect of any potential future acquisitions. Absent acquisitions, the Company expects to have eliminated its borrowings under its revolving credit facility by the end of 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Overview. Consolidated net revenues were $126.6 million in 2004, representing a 28.3 percent increase as compared to 2003 primarily as a result of revenues of $9.4 million from the Plasco division which was acquired in November 2003, revenues of $7.9 million associated with the businesses acquired from IMP on May 28, 2004 and internal growth of approximately 10.7 percent. OTI division revenues in 2004 increased by approximately $1.9 million, or 34.3 percent, over 2003. Gross margins in 2004 were 39.2 percent, versus 39.7 percent in 2003. Income from operations in 2004 increased by $882,000, as compared to 2003. Excluding gains on dispositions of property and equipment in 2004 and 2003 of $215,000 and $982,000, respectively, income from operations in 2004 increased by $1.6 million over 2003. Net income for 2004 was $9.9 million, including foreign currency exchange gains of $557,000, net of income taxes of $293,000, and non-cash deferred income tax benefits of $1.7 million related to the reduction in the Company’s valuation allowance for its deferred tax assets. The Company’s cash flow from operations in 2004 was $12.1 million which, together with proceeds from sales of property and equipment and proceeds from common stock issuances and option exercises, was used to fund capital expenditures of $2.1 million, to finance the IMP and OrthoPlast acquisitions totaling $9.6 million and $419,000, respectively, and to pay down approximately $3.1 million of debt during the year.

Net Revenues. Consolidated net revenues in 2004 were $126.6 million, an increase of $27.9 million or 28.3 percent over the $98.7 million of net revenues reported in 2003.

For 2004, Microtek’s net revenues totaled $119.2 million, an increase of $26.0 million or 27.9 percent over net revenues of $93.2 million reported in 2003. Included in Microtek’s net revenues for 2004 are $9.4 million in revenues of Microtek’s Plasco division (as compared to $1.1 million in Plasco division revenues in 2003) and $7.9 million in revenues associated with the IMP acquisition. The following table depicts Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues in 2004 and 2003 (in millions):

	Year ended December 31, 2004		Year ended December 31, 2003
	Amount	% of Total	Amount	% of Total
Domestic	$95.8	80.4%	$79.8	85.6%
International	23.4	19.6%	13.4	14.4%

Total	$119.2	100.0%	$93.2	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories, hospital branded and contract manufacturing (commonly referred to as OEM). Hospital branded revenues were 56.7 percent and OEM revenues were 43.3 percent of Microtek’s total domestic revenues in 2004 as compared to 56.6 percent and 43.4 percent, respectively, in 2003. Microtek’s hospital branded revenues in 2004 increased by $9.1 million, or 20.3 percent, to $54.3 million from $45.2 million in 2003. A significant contributor to this growth in 2004 was the Company’s CleanOp product line which demonstrated growth of approximately 30 percent over 2003 as the result of continued market penetration and focused sales and marketing efforts related to this product line. The Company expects the growth of this product line to slow due to the maturing nature of the product and increasing competitive pressure. Microtek’s other hospital branded revenues, excluding safety products, demonstrated internal growth in 2004 of approximately 6.9 percent, led by strong revenue contribution from Microtek’s Venodyne product line in 2004 as compared to 2003. Additionally, revenues from the Plasco division contributed $5.6 million to Microtek’s hospital branded revenues in 2004, as compared to $730,000 in 2003. Partially offsetting these increases was a decline in safety product revenues of $527,000 due primarily to the sale of a portion of this product line in September 2003. Microtek’s OEM revenues in 2004 increased by $6.9 million, or 19.8 percent, to $41.5 million from $34.6 million in 2003. Increases in OEM revenues resulted primarily from growth in the Company’s private label revenues and from $3.8 million in OEM revenues from the recently acquired Plasco division, versus $402,000 in Plasco division revenues in 2003.

Microtek’s international revenues, which accounted for 19.6 percent of its 2004 net revenues, grew by $10.0 million, or 75 percent, over 2003 as a result of internal growth of approximately $2.1 million, or 15.7 percent, and approximately $7.9 million in revenues related to the IMP acquisition completed in May 2004.

OTI’s net revenues were $7.4 million in 2004, $1.9 million greater than net revenues in 2003, including increased sales to the nuclear industry and approximately $1.2 in sales of certain OREX raw materials to a related party in September 2004. The Company’s commercialization efforts and relationships within the nuclear power industry continued to strengthen during 2004. In September 2004, the Company licensed its OREX degradable products and disposal technologies for nuclear and other specified applications to a third party and entered into an exclusive three-year Supply Agreement for certain sourcing and supply chain management services. Subsequent to the signing of the License Agreement, the Company expects that OTI division revenues will consist of license royalties totaling $75,000 per quarter through September 2007 and sales of finished goods inventories to a third party, including a pro rata share of management fee income, aggregating approximately $7.5 million over the three-year term of the Supply Agreement.

Gross Margins. Consolidated gross margins in 2004 were 39.2 percent, as compared with 39.7 percent for 2003. Microtek’s gross margin was approximately 39.8 percent in 2004 versus 40.4 percent in 2003. The Company attributes the 0.6 percentage point decrease in Microtek’s gross margins to its lower margin CleanOp and international businesses, excluding IMP, which were significant contributors to net revenue growth in 2004 and to raw material pricing pressures which were partially offset by cost control and other manufacturing improvements designed to improve gross margins. OTI’s gross margin in 2004 was 28.4 percent, as compared to 28.7 percent in 2003. Following the licensing of the OREX technology in September 2004, OTI division revenues, consisting of sales of finished goods inventories, including a pro rata share of management fee income, and license royalties, are expected to generate gross margins in excess of 36 percent and are not expected to have a material dilutive impact on the Company’s consolidated gross margins.

Operating Expenses. Consolidated operating expenses as a percentage of net revenues in 2004 were 32.7 percent, as compared to 33.1 percent in 2003. Microtek’s operating expenses, which include corporate administrative expenses, as a percentage of net revenues, for 2004 were 33.4 percent versus 33.2 percent in 2003. In absolute dollar amounts, Microtek’s operating expenses increased in 2004 by $8.8 million to $39.8 million. OTI’s operating expenses in 2004 decreased by $123,000, or 7.2 percent, from 2003.

Consolidated selling, general and administrative (“SG&A”) expenses were $39.5 million or 31.2 percent of net revenues in 2004, versus $31.3 million or 31.7 percent of net revenues for 2003. In 2004, Microtek’s SG&A expenses totaled approximately $38.2 million, or 32.0 percent of Microtek’s net revenues, as compared to $29.9 million, or 32.1 percent of net revenues, in 2003. Contributing to the overall increase in the absolute dollar amount of Microtek’s SG&A expenses were SG&A expenses related to the recent Plasco and IMP acquisitions of $2.8 million and $1.8 million, respectively. SG&A expenses attributable to the Plasco acquisition in 2003 were approximately $470,000. Excluding expenses associated with recent acquisitions, Microtek’s SG&A expenses increased by approximately $4.2 million principally as a result of a $2.1 million increase in distribution costs and a $2.4 million increase in sales and marketing expenses. The Company attributes the increases in its distribution and sales and marketing expenses in 2004 primarily to the variable nature of a significant portion of these costs and the related increase in net revenues in 2004. Additionally, during 2004, the Company made significant planned investments in its branded sales and marketing infrastructure, principally salaries and product promotions, including a comprehensive revision of the Company’s marketing literature and other materials designed to increase brand awareness and recognition. Microtek’s general and administrative expenses in 2004 declined slightly from 2003 as various administrative cost control measures more than offset higher legal and accounting costs associated primarily with the Company’s Sarbanes-Oxley compliance programs and initiatives. Selling, general and administrative expenses for OTI division in 2004 consisted primarily of sales commissions, warehousing and distribution expenses and other administrative costs that totaled approximately $1.3 million in both 2004 and 2003. Following the licensing of the OREX technology in September 2004, the Company expects to eliminate substantially all of the OTI division’s selling, general and administrative expenses in future periods.

Consolidated research and development expenses were $1,048,000 in 2004 as compared to $940,000 in 2003. The net increase research and development expenses is a result of a $250,000 increase in Microtek’s research and development expenses offset by a $141,000 decrease in OTI’s research and development expenses. During 2004, Microtek continued the expansion of its product development program which included numerous product enhancements and new product introductions for 2004 and 2005. The reduction in OTI’s product development costs reflects the division’s continued cost cutting efforts during 2004 and its more narrow focus on new market opportunities for its OREX Degradable products within the nuclear industry. There are no new future research and development projects planned for the Company’s OTI division. The OTI division will continue to incur expenses related to maintenance and protection of OTI’s intellectual property.

Consolidated amortization of intangibles in 2004 was $809,000 and increased over amortization expense in 2003 of $440,000 as a result of amortization of the intangibles acquired in the IMP transaction of approximately $186,000, a full year of amortization expense recorded with respect to OREX patent issuance costs incurred in September 2003 and Plasco intangibles acquired in November 2003 (for a combined impact of approximately $80,000) and a $103,000 increase in amortization expense related to Microtek’s intangibles, primarily intangibles acquired as a result of the OrthoPlast transaction and patent and other intangible costs incurred by Microtek in 2004. As part of the licensing of the OREX technology in September 2004, the Company retained ownership of all of its intangible assets, including patent acquisition costs, related to its OREX products and processing technology. Consequently, this licensing agreement is not expected to have an impact on amortization of intangibles in future periods.

Income from Operations. Consolidated income from operations for 2004 was $8.4 million, versus $7.6 million in 2003. Excluding gains resulting from dispositions of property and equipment of $215,000 in 2004 and $982,000 in 2003, the Company’s consolidated income from operations in 2004 increased by $1.6 million, or 25.1 percent, over 2003. Microtek’s income from operations in 2004 of $7.7 million was consistent with its income from operations in 2003. Included in Microtek’s income from operations in 2003 was a gain of $982,000 on the sale of certain non-strategic assets. Included in Microtek’s income from operations in 2004 was $1.5 million in income from operations of its newly acquired IMP businesses. The Company’s OTI division reported income from operations in 2004 of $732,000 versus an operating loss of $118,000 in 2003. Included in the OTI division’s income from operations in 2004 were gains on the disposition of certain property and equipment of approximately $215,000.

Other Income/Expense, Net. Consolidated interest expense, net of interest income, was $265,000 in 2004 as compared to $179,000 in 2003. In 2004, interest income decreased from 2003 by $27,000 due to lower average interest rates and lower average cash and cash equivalent balances during 2004. During 2004, interest expense increased by $59,000 as a result of higher average interest rates and higher average borrowings on the Company’s line of credit facility during 2004, primarily as a result of the financing of the IMP acquisition in May 2004. Also included in other income in 2004 were foreign currency exchange gains of approximately $850,000 which resulted from the translation of certain transactions of the Company’s Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries.

Income Taxes. The Company’s provision for income taxes in 2004 reflects a net income tax benefit of $764,000, consisting of an $1.7 million non-cash deferred income tax benefit due primarily to the decrease in the Company’s valuation allowance associated with its deferred tax assets, and the offsetting state and foreign income tax expense of $760,000. Additionally, in 2004, the Company incurred tax expense of approximately $166,000 related to alternative minimum taxes for Federal purposes. The Company’s provision for income taxes in 2003 reflects a net income tax benefit of $8.5 million comprised of an $8.8 million non-cash deferred income tax benefit principally from the decrease of the Company’s valuation allowance associated with its deferred tax assets and the offsetting state and foreign income tax expense of $300,000.

Net Income. The resulting net income for 2004 was $9.9 million, or $0.23 and $0.22 per basic and diluted share, respectively. This compares to the net income of $16.0 million, or $0.38 and $0.37 per basic and diluted share, respectively, reported for 2003. Excluding the non-cash deferred income tax benefits in 2004 and 2003 and the disposition gains in 2004 and 2003 of $215,000 and $982,000, respectively, the Company’s net income in 2004 was $8.0 million, or $0.19 and $0.18 per basic and diluted share, respectively, reflecting a more than 25 percent improvement over net income of $6.2 million or $0.15 and $0.14 per basic and diluted share, respectively, for 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Overview. Consolidated net revenues were $98.7 million in 2003, representing a 13.9 percent increase as compared to 2002. This increase resulted primarily from internal growth in the Company’s Microtek and OTI division revenues and revenues from its Plasco acquisition in November 2003, more than offsetting the termination of deferred licensing revenues in December 2002. Gross margins in 2003 were approximately 39.7 percent, versus 39.4 percent in 2002. Income from operations in 2003 increased by $2.0 million as compared to 2002 and included gains on the disposition of certain non-strategic assets of $982,000. Net income in 2003 of $16.0 million included deferred income tax benefits of approximately $8.8 million related to the reduction in the Company’s valuation allowance for its deferred tax assets. The Company’s cash flow from operations in 2003 was $3.2 million which, together with proceeds from the issuance of common stock and the exercise of stock options, was used primarily to fund capital expenditures of $2.7 million, to finance the Plasco acquisition of approximately $2.5 million, to make scheduled debt repayments of approximately $300,000, and to repurchase treasury stock totaling approximately $746,000.

Net Revenues. Consolidated net revenues in 2003 were $98.7 million, an increase of $12.0 million or 13.9 percent over the $86.7 million of net revenues reported in 2002. Excluding licensing revenues associated with the amortization of the $10.5 million payment by Allegiance Healthcare (“Allegiance”) allocated to the Company’s Supply and License Agreement with Allegiance, net revenues in 2002 were $85.2 million. Amortization of these licensing revenues ceased as of December 31, 2002.

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

Microtek’s domestic revenues are generated through two primary channels or customer categories, hospital branded and contract manufacturing (commonly referred to as OEM). Hospital branded revenues were 56.6 percent and OEM revenues were 43.4 percent of total domestic revenues in 2003 as compared to 55.8 percent and 44.2 percent, respectively, in 2002. Hospital branded revenues in 2003 increased by $5.3 million, or 13.2 percent, to $45.2 million from $39.9 million in 2002. A significant contributor to this growth in 2003 was the Company’s CleanOp product line which demonstrated growth of approximately 50 percent over 2002 due to the Company’s focused selling efforts and the absence of significant competition. Microtek’s other hospital branded revenues, excluding safety products, demonstrated internal growth in 2003 of 8.0 percent, and revenues from the recently acquired Plasco division contributed $730,000 to Microtek’s hospital branded revenues in 2003. Partially offsetting these increases was a decline in safety product revenues of $600,000 due primarily to the sale of a portion of this product line in September 2003. OEM revenues in 2003 increased by $3.0 million, or 9.7 percent, to $34.6 million from $31.6 million in 2002. Increases in the OEM revenues resulted from growth in the Company’s private label, angiography, kitpacker and woundcare revenues and from $402,000 in OEM revenues from the recently acquired Plasco division.

Microtek’s international revenues, which accounted for 14.4 percent of its 2003 net revenues, demonstrated internal growth of $1.6 million, or 13.2 percent, over 2002.

OTI’s net revenues were $5.5 million in 2003, $2.2 million greater than net revenues in 2002. Excluding the impact of $1.4 million in licensing revenues in 2002 which ceased in December 2002, OTI’s net revenues increased by $3.6 million primarily as a result of OTI’s nuclear business which generated revenues of $3.8 million in 2003 as compared to $822,000 in 2002. The balance of OTI’s net revenues in 2003 was attributable to liquidation of certain of its OREX inventories.

Gross Margins. Consolidated gross margins in 2003 were 39.7 percent, as compared with 39.4 percent for 2002. Excluding the impact of $1.4 million in licensing revenues in 2002 which contributed approximately 1.1 percentage points to the Company’s consolidated 2002 gross margins, the Company’s gross margins in 2003 improved by approximately 1.4 percentage points over 2002. Microtek’s gross margin increased to 40.5 percent in 2003 from 38.7 percent in 2002. This improvement is attributable to the effect of leveraging higher net revenues on Microtek’s existing manufacturing infrastructures and efficiency and utilization improvements implemented in 2003.

Operating Expenses. Consolidated operating expenses as a percentage of net revenues in 2003 were 33.1 percent, a slight increase from 32.9 percent in 2002. Excluding the impact of $1.4 million in licensing revenues in 2002, consolidated operating expenses as of percentage of net revenues decreased slightly from 33.5 percent in 2002 to 33.1 percent in 2003. Microtek’s operating expenses, which include corporate administrative expenses, as a percentage of net revenues, for 2003 were 33.2 percent versus 31.5 percent in 2002. In terms of absolute dollar amounts, Microtek’s operating expenses increased in 2003 by $4.7 million to $30.9 million. OTI’s operating expenses in 2003 decreased by $448,000 or 20.9 percent from 2002 as a result of continued cost reductions in 2003.

Selling, general and administrative expenses were $31.3 million or 31.7 percent of net revenues in 2003, versus $27.3 million or 31.5 percent of net revenues for 2002. The overall increase in the absolute dollar amount of selling, general and administrative expenses is due to higher variable selling and distribution expenses as a result of the Company’s increased revenues and planned investments in the Company’s branded sales and marketing infrastructure. Variable selling and distribution expenses related primarily to sales commissions and freight costs, respectively. Investments in the Company’s branded sales and marketing infrastructure included additional salaries and product promotions designed to increase brand awareness.

Consolidated research and development expenses were $940,000 in 2003 as compared to $736,000 in 2002. The net increase in research and development expenses is a result of a $543,000 increase in Microtek’s research and development expenses offset by a $339,000 decrease in OTI’s research and development expenses. During 2003, Microtek expanded its product development program which included numerous product enhancements and new product introductions for 2003 and 2004. The reduction in OTI’s product development costs reflects the division’s cost cutting efforts during the year and its more narrow focus on new market opportunities for its OREX Degradable products within the nuclear industry.

Amortization of intangibles in 2003 was $440,000 and was consistent with $456,000 in amortization of intangibles in 2002.

Income from Operations. Consolidated income from operations for 2003 was $7.6 million, versus income from operations of $5.6 million in 2002. In 2003, Microtek’s income from operations was $7.7 million, as compared to income from operations of $6.0 million recorded in 2002. Microtek’s income from operations in 2003 included a gain of $982,000 resulting from the sale in September 2003 of substantially all of the assets related to the manufacture and sale of certain of its non-strategic safety products. The sale price totaled $1.3 million, including $400,000 in cash and a note receivable for $903,000. The operating losses recorded by the Company’s OTI division in 2003 were $118,000, which represents a 67.8 percent improvement over the $366,000 in operating losses recorded in 2002.

Other Interest/Expense, net. Interest expense, net of interest income, was $179,000 in 2003 as compared to $429,000 in 2002. In 2003, interest income decreased from 2002 by $58,000 due to lower average interest rates and lower average cash and cash equivalent balances during 2003. Interest expense in 2003 decreased by $308,000 as a result of lower interest rates and reduced average borrowings on the Company’s line of credit facility during 2003.

Income Taxes. The Company’s provision for income taxes in 2003 reflects a net income tax benefit of $8.5 million, consisting of a $8.8 million non-cash deferred income tax benefit due primarily to the decrease in the Company’s valuation allowance for its deferred tax assets, and the offsetting state and foreign income tax expense of $300,000. The Company’s provision for income taxes in 2002 reflects a net income tax benefit of $3.2 million comprised of a $3.5 million non-cash deferred income tax benefit principally from the decrease of the Company’s valuation allowance for its deferred tax assets and the offsetting state and foreign income taxes of $330,000.

Net Income. The resulting net income for 2003 was $16.0 million, or $0.38 and $0.37 per basic and diluted share, respectively. This compares favorably with the net income of $8.4 million, or $0.20 per basic and diluted share reported for 2002. Excluding the non-cash deferred income tax benefits in 2003 and 2002 and the gain in 2003 resulting from the sale of certain nonstrategic assets, the Company’s net income in 2003 was $6.2 million, or $0.15 and $0.14 per basic and diluted share, respectively, reflecting a 27 percent improvement over net income of $4.9 million or $0.12 and $0.11 per basic and diluted share, respectively, for 2002.

Liquidity and Capital Resources

As of December 31, 2004, the Company’s cash and cash equivalents totaled $9.0 million compared to $9.5 million at December 31, 2003. The following are highlights of the Company’s cash flow activity in 2004 and 2003 (in thousands):

	Year ended December 31,
	2004	2003
Cash provided by operating activities	$12,140	$3,246
Cash (used in) investing activities	(11,515)	(5,021)
Cash (used in) provided by financing activities	(641)	1,101

During 2004, the Company utilized cash to finance its IMP and OrthoPlast acquisitions, to purchase property and equipment, to make scheduled debt repayments related to previous acquisitions, and to make payments under capital lease and other debt obligations.

Cash provided by operating activities in 2004 totaled $12.1 million and resulted from improved profitability and working capital management, including increases in prepaid expenses, accounts payable, accrued compensation, and other accrued liabilities and decreases in inventories offset by increases in accounts receivable. During 2004, cash used in investing activities of $11.5 million included purchases of capital property and equipment of $2.1 million and cash payments related to the IMP and OrthoPlast acquisitions of $9.6 million and $419,000, respectively. Offsetting these payments were proceeds from the sales of property and equipment of $600,000. Capital additions in 2004 included machinery and equipment, computer equipment and building and leasehold improvements. Cash used in financing activities in 2004 was $641,000 and resulted from repayments under the Company’s line of credit agreement of $2.6 million, repayments of notes payable, including capital lease obligations, of $463,000 which were offset by proceeds from the exercise of stock options and other issuances of common stock of $1.7 million. Additionally, in 2004, the Company’s bank overdraft increased by $797,000.

During 2003, the Company utilized cash to finance the Plasco acquisition, to purchase property and equipment, to make scheduled debt repayments related to previous acquisitions of businesses, to make payments under capital lease and other debt obligations and to repurchase shares of common stock under the Company’s stock repurchase program.

Cash provided by operating activities of $3.2 million in 2003 resulted from improved profitability which was used in part to fund a $7.2 million increase in the Company’s inventories. Cash provided by operations was also impacted by other of the Company’s working capital management activities, namely increases in accounts receivable, prepaid expenses, accounts payable and accrued compensation. During 2003, cash used in investing activities of $5.0 million included purchases of capital property and equipment of $2.7 million, cash payments of $2.5 million related to the acquisition of substantially all of the assets of Plasco, and additional purchase price consideration of $150,000 related to the Gyrus ENT acquisition in 2002. Capital additions in 2003 consisted primarily of computer equipment and software, leasehold and other building improvements and machinery and equipment. Offsetting these cash outlays was $400,000 in cash proceeds from the sale of certain non-strategic safety products in September 2003. Cash provided by financing activities was $1.1 million in 2003. Financing activities included $1.2 million in proceeds from the exercise of stock options and other issuances of common stock, offset by repayments of notes payable, including capital lease obligations, of $298,000, and the repurchase of 273,500 shares of common stock for an aggregate amount of $746,000. Additionally the Company’s bank overdraft increased in 2003 by $879,000.

The Company maintains a credit agreement (as amended to date, the “Credit Agreement”) with JP Morgan Chase Bank (the “Bank”), consisting of a $23.5 million revolving credit facility, maturing on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Borrowing availability under the revolving facility at December 31, 2004 totaled $19.8 million. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (5.75 percent at December 31, 2004) or LIBOR plus an interest margin (3.84 percent at December 31, 2004). Outstanding borrowings under the revolving credit facility were $4.5 million and $7.2 million at December 31, 2004 and 2003, respectively. On March 11, 2005, borrowing availability totaled $20.0 million, and outstanding borrowings under the revolving credit facility were $4.8 million. The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at December 31, 2004 or 2003. The Credit Agreement provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000, and an outstanding letter of credit fee of 2.0% per annum. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and earnings, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. The Company also is not permitted to pay any dividends.

During 2004, the Company had adequate cash and cash equivalents to fund its working capital requirements. If such requirements increase in the future, the Company anticipates seeking an increase to its revolving line of credit to the extent such requirements are not otherwise satisfied out of available cash flow or borrowings under the Company’s existing line of credit. There can be no assurances that such an increase to the Company’s revolving credit facility will be available to the Company.

Based on its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 2005. However, currently unforeseen future developments, potential acquisitions and increased working capital requirements may require additional debt financing or issuances of common stock in 2005 and subsequent years.

Inflation. Inflation has not had a material effect on the Company’s operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

Foreign Currency Translation. The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom and the Netherlands are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separately component of shareholders’ equity. Foreign currency translation adjustments, net of applicable taxes, resulted in gains of $497,000, $201,000 and $257,000 in 2004, 2003 and 2002, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in the results of operations as incurred. Foreign currency exchange gains included in operations for the year ended December 31, 2004 were approximately $850,000 and resulted from the translation of certain transactions of the Company’s Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries. The effect of foreign currency transactions was not material to the Company’s results of operations in 2003 or 2002.

Currency translations and transactions that are billed and paid in foreign currencies could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies.

Contractual Obligations.

Known contractual obligations of the Company existing as of December 31, 2004, including anticipated interest expense at approximate rates existing at December 31, 2004, and their respective estimated due dates are as follows (in thousands):

	Total	2005	2006-2008	2009-2011	After 2011
Borrowings under credit agreement	$4,823	$182	$4,641	$—	$—
Acquisition and other notes payable	$622	$322	$300	$—	$—
Capital leases	$369	$207	$162	$—	$—
Operating leases	$14,916	$2,349	$5,103	$4,169	$3,295
Purchase obligations	$8,508	$8,508	$—	$—	$—

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

Similarly, the Company’s management must make estimates of the uncollectibility of its accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at December 31, 2004 totaled $18.2 million, net of the allowance for doubtful accounts of $1.0 million.

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

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be used or sold within the normal operating cycles of the Company’s operations. To the extent that any of these conditions are believed to exist or the utility of the inventory quantities in the ordinary course of business is no longer as great as their carrying value, the carrying value of the inventory is adjusted. To the extent that this adjustment is made during an accounting period, an expense is recorded in the Company’s statement of operations, generally in cost of goods sold. Significant management judgment is required in determining the amount of such an adjustment. In the event that actual results differ from management’s estimates or these estimates and judgments are revised in future periods, the Company may need to record additional adjustments to the carrying value of its inventory which could materially impact the Company’s financial position and results of operation. As of December 31, 2004, the Company’s inventories totaled $32.8 million. Management believes that the Company’s inventory is carried at the lower of cost or market.

Accounting for Income Taxes. In conjunction with preparing the Company’s consolidated financial statements, management is required to estimate the Company’s income tax liability in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets or liabilities which are reflected in the Company’s consolidated balance sheet. Management must also assess the likelihood that the Company’s deferred tax assets will be used to offset income taxes otherwise payable as a result of the Company’s generation of taxable income in the future. To the extent that management believes that recovery is not likely, a valuation allowance must be established and reviewed in each accounting period. Increases in the valuation allowance in an accounting period require that the Company record an expense within its tax provision in its consolidated statement of operations, which results in a non-cash decrease in the Company’s earnings. Decreases in the valuation allowance in an accounting period require that the Company reverse previously recorded valuation allowances. Decreases in the valuation allowance result in a corresponding benefit within the tax provision and the Company’s consolidated statement of operations, which results in a non-cash increase in the Company’s earnings and masks the income tax expense the Company would otherwise record in its results of operations.

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, the valuation allowance against its deferred tax assets and any periodic adjustment of the valuation allowance. At December 31, 2004, the Company has recorded a valuation allowance of $13.8 million, due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. As a result of this valuation allowance, the Company’s net deferred tax assets at December 31, 2004 totaled $16.0 million, of which $2.0 million was included in prepaid expenses and other assets and $14.0 million was included in other long-term assets in the Company’s consolidated balance sheet.

In connection with preparing its quarterly financial statements for 2003, the Company estimated the amount by which its valuation allowance for its deferred tax assets would be reduced during 2003. The total anticipated reduction in the valuation allowance for 2003 was recorded in the first through fourth quarters of the year based on the relative proportion of the respective quarter’s pre-tax net income to total expected pre-tax net income for 2003. The deferred benefit recorded in the fourth quarter also included an amount to adjust the Company’s original estimate of the reduction in the valuation allowance during 2003 to the amount by which the valuation allowance was actually reduced at December 31, 2003, based on the Company’s revised estimate at December 31, 2003 of the future realizability of its deferred tax assets. The Company again assessed the future realizability of its deferred tax assets in 2004 and recorded an additional reduction in the valuation allowance in the fourth quarter of 2004. In making these assessments, the Company considered, among other things, management’s risk-adjusted forecast of taxable income over approximately the next ten years. Because changes in the Company’s valuation allowance are subject to significant judgments about unknown future events, future developments could have a significant effect on the amount of the Company’s valuation allowance and, consequently, the Company’s financial position and its results of operations.

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

In the event that the carrying value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairment is measured using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Net intangible assets, long-lived assets and goodwill, including property and equipment, amounted to $47.2 million as of December 31, 2004.

Recently Issued Accounting Standards.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. In December 2003, the FASB published a revision to Interpretation No. 46 (46R) to clarify some of the provisions of the original Interpretation. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of the provisions of this Interpretation for 2003 and 2004 had no effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges in all circumstances. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 151 will have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Specifically, SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payments. SFAS No. 123(R) is effective with respect to the Company beginning with the third quarter of 2005. SFAS No. 123(R) permits companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method. The Company is still evaluating which transition method to utilize. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no significant impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and diluted net income per share in Note 1 to the Company’s consolidated financial statements for the year ended December 31, 2004 included elsewhere in the Company’s Annual Report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not determined the effect of the implementation of this standard.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 153 will have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

Forward Looking Statements.

Statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, the Company’s ability to maintain its business by continually improving its existing capabilities and simultaneously developing and acquiring new business opportunities while maintaining its customer focus and providing the highest level of customer support; the Company’s ability to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic and China; the Company’s expectation that it will increase the percentage of its internationally generated revenues; the Company’s ability to increase shareholder value by efficiently deploying its capital and management resources to grow its business, reduce its operating costs and build sustainable competitive positions and to complete acquisitions that generate attractive cash returns; the Company’s expectation that it will continue its lease of space in Acuna, Mexico on a month-to-month basis; the Company’s belief that its branded sales and marketing infrastructure will aid the Company in maintaining and increasing revenues and thereby contribute to the Company’s operating income; the Company’s belief that additional internal growth in net revenues can be achieved through increased focus on the design and release of new products, targeted sales efforts in key surgical procedures and departments within the hospital and outpatient surgical settings, continued relationship building with major OEM’s, and an increased international presence stemming from the Company’s new European manufacturing and distribution centers in the Netherlands; the Company’s ability to complete acquisitions that are accretive to earnings and shareholder value over the long-term; the ability of the Company to complete facility consolidation plans and thereby achieve substantial cost savings and mitigate pressures from expected increases in raw material prices in 2005; the Company’s belief that its research and development expenses will increase in the future; the Company’s belief that its amortization of intangibles will increase modestly; the Company’s belief that its capital expenditures in 2005 are expected to be consistent with those in 2004; the Company’s expectation that, absent acquisitions, it will have eliminated its borrowings under its revolving credit facility by the end of 2005; the Company’s expectation about the composition and amount of revenues to be received by the Company’s OTI division; the Company’s expectation about the gross margin contribution of the Company’s OTI division; the Company’s expectation that it will eliminate substantially all of the OTI division’s selling, general and administrative expenses in future periods; the Company’s current expectation that cash equivalents and short term investments on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 2004; the amount and estimated due dates of contractual obligations coming due in the future, judgments by management described under “Critical Accounting Policies” including, without limitation, the Company’s ability to collect accounts receivable due from customers, management’s belief that the Company’s net inventory valuation results in carrying inventory at the lower of cost or market, management’s estimates of taxable income and recoverability of the Company’s deferred tax assets, and the effect of the Company’s valuation allowance for its deferred tax assets on its future operating results; the effect of the newly issued accounting standards on the Company’s consolidated financial statements described under “Newly Issued Accounting Standards”; the Company’s belief that its disclosure controls and procedures provided reasonable assurance that the information required to be disclosed in reports filed or submitted by the Company under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods; and, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that the Company’s actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect the Company’s business including, without limitation, risks associated with low barriers to entry for competitive products, potential erosion of profit margins, risks of technological obsolescence, reliance upon distributors, regulatory risks, product liability and other risks described in this Annual Report on Form 10-K. See “Business—Risk Factors”. The Company does not undertake to update its forward looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates.

The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom and the Netherlands are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments, net of applicable taxes, resulted in gain of $497,000, $201,000 and $257,000 in 2004, 2003 and 2002, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in the results of operations as incurred. Foreign currency exchange gains included in operations for the year ended December 31, 2004 were approximately $850,000 and resulted from the translation of certain transactions of the Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries. The effect of foreign currency transactions was not material to the Company’s results of operations in 2003 or 2002.

Currency translations and transactions that are billed and paid in foreign currencies could be adversely affected in the future by the relationship of the U.S. dollar and the functional currencies of the Company’s foreign subsidiaries with foreign currencies.

The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not materially impact interest income accruing on these investments or, consequently, the Company’s operating results or cash flow. The Company’s greatest sensitivity with respect to the general level of U.S. interest rates relates to the effect that changes in those rates have on the Company’s interest expense. At December 31, 2004, the Company had long-term debt totaling $4.5 million that bears interest at a floating rate approximating the Prime Rate or LIBOR. Because these rates are variable, an increase or decrease in the Company’s average interest rate of ten percent, or approximately 35 basis points, would have increased or decreased interest expense by approximately $21,000 in 2004.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, the Company carried out an evaluation (the “Evaluation”) of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the Evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the year for which this report is being filed to ensure that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company is committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of the Company’s disclosure and internal controls and procedures. The Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, does not expect that the Company’s controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected. The Company has, however, designed its disclosure controls and procedures to provide, and believes that such controls and procedures do provide, reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure in this paragraph about inherent limitations of control systems does not modify the conclusions set forth in the immediately preceding paragraph of the Company’s President and Chief Executive Officer and its Chief Financial Officer concerning the effectiveness of the Company’s disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting. Subject to certain conditions, Securities and Exchange Commission Release No. 34-50754 provides up to 45 additional days beyond the date of this Form 10-K for the filing of management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm as required by Item 308(b) of Regulation S-K. In accordance with that Release, management’s report on internal control over financial reporting and the related attestation report of the independent registered public accounting firm on the audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, are not filed herein and are expected to be filed no later than 45 days after the due date of this Form 10-K.

Changes in internal controls. There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the Evaluation that occurred during the Company’s quarter ending December 31, 2004 that has materially affected or, to the knowledge of management, is reasonably likely to materially affect the Company’s internal controls.

ITEM 9B. OTHER INFORMATION

Based in part on the increased cost of living expenses resulting from the relocation of the Company’s principal executive offices from Columbus, Mississippi to Atlanta, Georgia, the Compensation Committee acted on October 27, 2004 to raise the base salary of the Company’s Chief Executive Officer from $300,000 to $350,000 and the base salary of the Company’s Chief Financial Officer from $160,000 to $185,000. These adjustments in base salary were made effective retroactive to October 1, 2004.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained or to be contained in the Company’s Proxy Statement (the “Proxy Statement”) for the 2005 Annual Meeting of Shareholders under the heading “Directors and Executive Officers” and “Corporate Governance – Code of Conduct” is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information contained or to be contained in the Company’s Proxy Statement under the caption “Executive Compensation” is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained or to be contained in the Company’s Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained or to be contained in the Company’s Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained or to be contained in the Company’s Proxy Statement under the caption “Relationship with Independent Public Accountants” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements:

The following financial statements are filed as part of this annual report.

Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedule:

The following financial statement schedule is filed as part of this annual report:

Schedule II - Valuation and Qualifying Accounts

Other schedules are omitted because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(3) (a)	Exhibits

3.1*	Articles of Incorporation of Isolyser Company, Inc.

3.2	Amended and Restated Bylaws of Microtek Medical Holdings, Inc. (incorporated by reference to Exhibit 3.3 filed with the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2004).

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).

4.2	Shareholder Protection Rights Agreement dated as of December 20, 1996 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 1996).

4.3	First Amendment to Shareholder Protection Rights Agreement dated as of October 14, 1997 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K/A filed on October 14, 1997).

4.4	Amended and Restated Credit Agreement dated as of May 14, 2001, between the Company and The Chase Manhattan Bank, as Agent (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2001).

4.5	Second Amendment Agreement dated as of September 30, 2002, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

4.6	Fourth Amendment Agreement dated as of March 31, 2003, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the period ending March 31, 2003).

4.7	Fifth Amendment Agreement dated as of August 7, 2003, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the period ending June 30, 2003).

4.8	Sixth Amendment and Waiver Agreement dated as of November 21, 2003, to the Amended and Restated Credit Agreement dated as of May 14, 2001 (incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.9	Seventh Amendment and Waiver Agreement dated as of March 4, 2004, to the Amended and Restated Credit Agreement dated as of May 14, 2001 (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2004).

4.10	Eighth Amendment and Waiver Agreement dated as of May 28, 2004 to the Amended and Restated Credit Agreement dated as of May 14, 2004 (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2004).

10.1	Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

10.2	Second Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

10.3	Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1994).

10.4	Form of Fourth Amendment to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).

10.5	Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

10.6	Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

10.7	Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

10.8	Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).

10.9	1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form S-8 (File No. 333-117736).

10.10	Form of Employment Agreement with the executive officers of the Company (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

10.11	Form of Incentive Stock Option pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004).

10.12	Form of Nonqualified Stock Option pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004).

10.13	Form of Nonqualified Stock Option Agreement (For Directors) pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004)

10.14	Employment Agreement entered into on October 27, 2004 by and between the Company and Barbara J. Osborne (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated October 27, 2004).

10.15*	Summary of base salary adjustments for named executive officers.

10.16*	Summary of compensation arrangements with directors.

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP

23.2*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification pursuant to Section 902 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 902 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

3(b)	Executive Compensation Plans and Arrangements.

1.	Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

2.	Second Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

3.	Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1994).

4.	Form of Fourth Amendment to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).

5.	Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

6.	Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

7.	Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

8.	Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).

9.	1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(A) to the Company’s Registration Statement on Form S-8, (File No. 333-117736).

10.	Form of Employment Agreement with the executive officers of the Company (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

11.	Form of Incentive Stock Option pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004).

12.	Form of Nonqualified Stock Option pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004).

13.	Form of Nonqualified Stock Option Agreement (For Directors) pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004)

14.	Employment Agreement entered into on October 27, 2004 by and between the Company and Barbara J. Osborne (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated October 27, 2004).

15.	Summary of base salary adjustments for named executive officers.

16.	Summary of compensation arrangements with directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2005.

MICROTEK MEDICAL HOLDINGS, INC.

By:	/s/ Dan R. Lee
Dan R. Lee, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 16, 2005.

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
Ronald L. Smorada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Microtek Medical Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Microtek Medical Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in the Index at Item 15 on Form 10-K to the extent that this schedule relates to 2004 and 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microtek Medical Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Jackson, Mississippi	KPMG LLP
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Microtek Medical Holdings, Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows of Microtek Medical Holdings, Inc. (the “Company”) for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15 to the extent that this schedule relates to 2002. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Microtek Medical Holdings, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Atlanta, Georgia	DELOITTE & TOUCHE LLP
February 18, 2003

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

In thousands, except share data

	2004	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,964	$9,462
Accounts receivable, net of allowance for doubtful accounts of $1,025 and $972, respectively	18,162	16,331
Other receivables	842	287
Inventories	32,823	33,863
Prepaid expenses and other assets	3,539	4,268

Total current assets	64,330	64,211

PROPERTY AND EQUIPMENT:
Land	245	245
Building and leasehold improvements	6,726	6,059
Equipment	18,995	17,725
Furniture and fixtures	2,455	2,176
Other	349	766

	28,770	26,971
Less accumulated depreciation	20,550	18,753

Property and equipment, net	8,220	8,218

INTANGIBLE ASSETS:
Goodwill	31,737	25,897
Customer lists	3,464	679
Covenants not to compete	1,180	922
Patent and license agreements	5,114	5,057
Other	1,097	766

	42,592	33,321
Less accumulated amortization	3,641	2,833

Intangible assets, net	38,951	30,488

Deferred income taxes	13,962	11,493
Other assets, net	5,606	3,889

TOTAL ASSETS	$131,069	$118,299

	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,825	$7,277
Accrued compensation	2,832	2,356
Other accrued liabilities	3,359	1,586
Current portion of long-term debt	495	472

Total current liabilities	15,511	11,691

LONG-TERM LIABILITIES:
Long-term debt, excluding current portion	4,984	8,056
Other long-term liabilities	1,931	2,008

Total long-term liabilities	6,915	10,064

TOTAL LIABILITIES	22,426	21,755

SHAREHOLDERS’ EQUITY:
Participating preferred stock, no par value; 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 44,555,892 and 43,967,255 shares issued, respectively	45	44
Additional paid-in capital	215,268	213,613
Accumulated deficit	(104,278)	(114,199)
Unrealized loss on available for sale securities, net of tax	(9)	(34)
Cumulative translation adjustment, net of tax	716	219

	111,742	99,643

Treasury shares, at cost; 1,389,294 shares	(3,099)	(3,099)

Total shareholders’ equity	108,643	96,544

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,069	$118,299

See accompanying notes to consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

In thousands, except per share data

	2004	2003	2002
NET SALES	$126,581	$98,664	$85,228
LICENSING REVENUES	—	—	1,427

Net revenues	126,581	98,664	86,655

COST OF GOODS SOLD	77,017	59,448	52,554

Gross profit	49,564	39,216	34,101

OPERATING EXPENSES:
Selling, general, and administrative	39,483	31,261	27,326
Amortization of intangibles	809	440	456
Research and development	1,048	940	736

Total operating expenses	41,340	32,641	28,518

Gains on disposition of assets	215	982	—

INCOME FROM OPERATIONS	8,439	7,557	5,583

OTHER INCOME (EXPENSE):
Interest income	57	84	142
Interest expense	(322)	(263)	(571)
Foreign currency exchange gain	850	—	—
Income from minority equity position	128	85	42
Other income, net	5	50	47

INCOME BEFORE INCOME TAX PROVISION	9,157	7,513	5,243

INCOME TAX BENEFIT	(764)	(8,510)	(3,171)

NET INCOME	$9,921	$16,023	$8,414

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on available for sale securities, net of tax	25	71	(9)
Foreign currency translation gain, net of tax	497	201	257

COMPREHENSIVE INCOME	$10,443	$16,295	$8,662

NET INCOME PER COMMON SHARE – Basic	$0.23	$0.38	$0.20

NET INCOME PER COMMON SHARE – Diluted	$0.22	$0.37	$0.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	43,005	42,206	42,125

Diluted	44,500	43,251	42,789

See accompanying notes to consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC. AND SUSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Translation Adjustment	Unrealized Gain (Loss) on Available for Sale Securities	ESOP Shares	Shareholders’ Equity
In thousands	Shares	Amount	Shares	Amount
BALANCE - December 31, 2001	42,559	$43	757	$(1,675)	$210,251	$(138,636)	$(239)	$(96)	$(60)	$69,588
Comprehensive income:
Net income						8,414				8,414
Unrealized loss on available for sale securities, net of tax								(9)		(9)
Currency translation gain, net of tax							257			257

Total comprehensive income										8,662
Issuance of 121 shares of common stock pursuant to ESPP	121				128					128
Issuance of 164 shares of common stock pursuant to 401 (k) plan	164				366					366
Issuance of 50 shares of restricted stock	50				50					50
Release of 17 shares reserved for ESOP					(20)				60	40
Stock option compensation expense					126					126
Tax benefits related to stock options					118					118
Purchase of 359 shares of treasury stock			359	(678)						(678)
Exercise of stock options and warrants	252				486					486

BALANCE - December 31, 2002	43,146	43	1,116	(2,353)	211,505	(130,222)	18	(105)	—	78,886
Comprehensive income:
Net income						16,023				16,023
Unrealized gain on available for sale securities, net of tax								71		71
Currency translation gain, net of tax							201			201

Total comprehensive income										16,295
Issuance of 49 shares of common stock pursuant to ESPP	49				115					115
Issuance of 153 shares of common stock pursuant to 401 (k) plan	153				377					377
Issuance of 250 shares of common stock pursuant to MICROBasix patent issuance	250	1			887					888
Purchase of 273 shares of treasury stock			273	(746)						(746)
Exercise of stock options and warrants	369				729					729

BALANCE - December 31, 2003	43,967	44	1,389	(3,099)	213,613	(114,199)	219	(34)	—	96,544
Comprehensive income:
Net income						9,921				9,921
Unrealized gain on available for sale securities, net of tax								25		25
Currency translation gain, net of tax							497			497

Total comprehensive income										10,443
Issuance of 77 shares of common stock pursuant to ESPP	77				184					184
Issuance of 117 shares of common stock pursuant to 401 (k) plan	117				502					502
Exercise of stock options and warrants	395	1			969					970

BALANCE - December 31, 2004	44,556	$45	1,389	$(3,099)	$215,268	$(104,278)	$716	$(9)	$—	$108,643

See accompanying notes to consolidated financial statements

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

In thousands	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$9,921	$16,023	$8,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,206	2,261	2,382
Amortization of intangibles	809	440	456
Licensing revenue	—	—	(1,427)
Deferred income taxes	(1,690)	(8,810)	(3,502)
Provision for doubtful accounts	714	763	454
Compensation expense related to ESOP	—	—	40
Stock option compensation expense	—	—	126
Gains on dispositions of assets	(215)	(982)	—
Other	(120)	(71)	(6)
Changes in assets and liabilities, net of effects of acquisitions and disposed businesses:
Accounts receivable	(2,985)	(541)	487
Inventories	2,084	(7,161)	2,851
Prepaid expenses and other assets	(783)	128	(577)
Accounts payable	179	625	217
Accrued compensation	451	565	(69)
Other accrued liabilities	1,624	42	557
Other liabilities	(55)	(36)	(220)

Net cash provided by operating activities	12,140	3,246	10,183

INVESTING ACTIVITIES:
Purchase of and deposits for property and equipment	(2,068)	(2,725)	(1,527)
Proceeds from sales of property and equipment	600	400	—
Acquisition of International Medical Products, B.V.	(9,628)	—	—
Acquisition of OrthoPlast	(419)	—	—
Acquisition of Plasco	—	(2,546)	—
Acquisition of Gyrus ENT	—	(150)	(4,050)

Net cash used in investing activities	(11,515)	(5,021)	(5,577)

FINANCING ACTIVITIES:
Borrowings under line of credit agreement	104,551	91,299	79,695
Repayments under line of credit agreement	(107,182)	(91,254)	(84,977)
Repayment of notes payable	(463)	(298)	(664)
Proceeds from issuance of common stock	686	492	544
Repurchase of treasury stock	—	(746)	(678)
Proceeds from exercise of stock options	970	729	486
Bank overdraft	797	879	(33)

Net cash (used in) provided by financing activities	(641)	1,101	(5,627)

(continued)

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

In thousands	2004	2003	2002
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(482)	313	257

NET DECREASE IN CASH AND CASH EQUIVALENTS	(498)	(361)	(764)

CASH AND CASH EQUIVALENTS:
Beginning of year	9,462	9,823	10,587

End of year	$8,964	$9,462	$9,823

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$315	$289	$506

Income taxes	$482	$252	$363

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES -

Note receivable from sale of product line (Note 5)	$—	$903	$—

Note receivable from sale of inventories (Note 5)	$1,051	$—	$—

Equipment acquired under capital lease	$45	$529	$—

Note payable for acquired business (Note 2)	$—	$866	$—

Tax benefits related to stock options (Note 10)	$—	$—	$118

Common stock issued pursuant to patent issuance (Note 4)	$—	$888	$—

(concluded)

See accompanying notes to consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004 AND 2003 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004

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

The Company’s revenues are generated through two operating units, Microtek Medical, Inc. (“Microtek”), a subsidiary of the Company, and OREX Technologies International (“OTI”), an operating division. Microtek is the core business of the Company. OTI has most recently sought to develop and commercialize its OREX products and technology for disposing of such products in the nuclear power generating industry. During 2004, the Company licensed its OREX degradable products and disposal technologies for nuclear and other specified applications to a third party. Subject to the terms and conditions of this licensing agreement, OTI no longer sells OREX products to the nuclear power industry. In both 2004 and 2003, OTI revenues to the nuclear industry amounted to approximately six percent of the Company’s consolidated net revenues.

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

Accounts Receivable – Accounts receivable are stated at the amount the Company expects to collect and are presented net of an allowance for doubtful accounts of $1,025,000 and $972,000 at December 31, 2004 and 2003, respectively. Management’s estimate of uncollectible accounts is based on a number of factors, including customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If a material deterioration in any of these factors were to occur, the Company’s estimate of its allowance for doubtful accounts would change.

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

Property and Equipment - Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the related assets. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset, whichever is shorter. At December 31, 2004, the Company had property and equipment with the following estimated lives:

Property and Equipment	Estimated Life
Building and leasehold improvements	3 to 20 years
Equipment	3 to 10 years
Furniture and fixtures	3 to 5 years
Other	3 to 7 years

Goodwill and Other Intangible Assets - Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets which requires that goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. Instead, they are evaluated for impairment at least annually in accordance with the provisions of SFAS 142. Pursuant to SFAS 142, in lieu of amortization in 2002, the Company was required to perform a transitional impairment review of its goodwill as of January 1, 2002. Subsequently, the Company conducts an impairment review at least annually. The Company has chosen June 30th as its annual impairment test date. The Company’s transitional impairment test performed as of January 1, 2002 and the impairment tests performed as of June 30, 2002, 2003 and 2004 indicated that no impairment loss was necessary.

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

Intangible Assets	Estimated Useful Life
Customer lists	5 years to 15 years
Covenants not to compete	5 years to 15 years
Patent and license agreements	13 years to 17 years
Other intangibles	5 years to 15 years

The Company’s goodwill and intangible assets as of December 31, 2004 and 2003 are summarized as follows (in thousands):

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$31,737	$—	$25,897	$—
Customer lists	3,464	454	679	230
Covenants not to compete	1,180	519	922	301
Patent and license agreements	5,114	2,391	5,057	2,124
Other	1,097	277	766	178

Total	$42,592	$3,641	$33,321	$2,833

Amortization expense related to intangible assets was $809,000, $440,000 and $456,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Following is the estimated annual amortization expense for fiscal years subsequent to December 31, 2004:

Amortization Expense
2005	$966,000
2006	849,000
2007	823,000
2008	666,000
2009	500,000
2010	470,000
2011	467,000
2012	427,000
2013	405,000
2014	397,000
2015	375,000
2016	244,000
2017 – 2018	236,000
2019	140,000
2020	13,000

Total	$7,214,000

Impairment of Long-Lived Assets - In accordance with SFAS 144, the Company’s long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets held for disposal, if any, are presented separately and are reported at the lower of the carrying amount or fair value, less estimated cost to sell such assets, and are no longer depreciated.

Investment in Available for Sale Securities - The Company holds approximately a 7.5% interest in Consolidated Ecoprogress Technology, Inc., a Canadian technology marketing company trading on the Vancouver Securities Exchange. These investments are classified in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as available for sale securities and are stated at market.

Distribution Expenses - Distribution expenses incurred by the Company include third party freight costs as well as other internal costs such as salaries, depreciation, rent, insurance, utilities, repairs and maintenance, and supplies associated with the Company’s distribution activities. Distribution costs of approximately $9,408,000, $7,038,000 and $5,058,000 for the years ended December 31, 2004, 2003 and 2002, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development Costs - Research and development costs include product research as well as various product and process development activities and are charged to expense as incurred.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized (Note 10).

Foreign Currency - The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom and the Netherlands are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments, net of applicable taxes, resulted in gains of $497,000, $201,000 and $257,000 in 2004, 2003, and 2002, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency exchange gains included in operations for the year ended December 31, 2004 were approximately $850,000 and resulted from the translation of certain transactions of the Company’s Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries. The effect of foreign currency transactions was not material to the Company’s results of operations for the years ended December 31, 2003 and 2002.

Stock-Based Compensation Plans - At December 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000. Except for compensation cost related to certain grant modifications in 2002 discussed in Note 13, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	2004	2003	2002
Net income, as reported	$9,921	$16,023	$8,414
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,583)	(1,351)	(844)

Pro forma net income	$8,338	$14,672	$7,570

Net income per share:
Basic – as reported	$0.23	$0.38	$0.20

Basic - pro forma	$0.19	$0.35	$0.18

Net income per share:
Diluted – as reported	$0.22	$0.37	$0.20

Diluted - pro forma	$0.19	$0.34	$0.18

Earnings Per Share - Earnings per share is calculated in accordance SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic and diluted weighted-average share differences result solely from dilutive common stock options. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. Options to purchase 796,000, 503,000 and 2.4 million shares were outstanding at December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Derivative Instruments and Hedging Activities - The Company accounts for derivative and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At December 31, 2004 and 2003, the Company had no derivative instruments.

Fair Value of Financial Instruments - The carrying amount of the Company’s cash and cash equivalents, accounts receivable, other receivables, prepaid expenses and other assets, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s long-term debt also approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

Recently Issued Accounting Standards - In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. In December 2003, the FASB published a revision to Interpretation No. 46 (46R) to clarify some of the provisions of the original Interpretation. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of the provisions of this Interpretation for 2003 and 2004 had no effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges in all circumstances. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 151 will have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Specifically, SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payments. SFAS No. 123(R) is effective with respect to the Company beginning with the third quarter of 2005. SFAS No. 123(R) permits companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method. The Company is still evaluating which transition method to utilize. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no significant impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and diluted net income per share elsewhere in Note 1 to these consolidated financial statements for the year ended December 31, 2004. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not determined the effect of the implementation of this standard.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 153 will have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications - Certain reclassifications have been made in the 2003 and 2002 consolidated financial statements to conform to the classifications used in 2004.

2.	ACQUISITIONS

Each of the following described acquisitions was accounted for as a business combination in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations related to the acquired assets have been included in the accompanying consolidated financial statements from their respective acquisition date.

Effective November 29, 2002, Microtek acquired the surgical drape product line of Gyrus ENT, LLC. The purchase price of approximately $4.2 million was allocated to the assets acquired, based on their respective estimated fair values, as follows (in thousands):

Purchase price paid in cash		$4,200
Allocated to:
Inventories	$539
Property and equipment	50
Identifiable intangible assets	300

Total allocation		889

Goodwill		$3,311

Identifiable intangibles associated with the Gyrus acquisition include primarily customer lists having an average useful life of approximately four years. The acquisition of the Gyrus surgical drape product line on November 29, 2002, did not have a material impact on the Company’s consolidated results of operations in 2002.

Effective November 1, 2003, Microtek acquired substantially all of the assets of Plasco, Inc. (“Plasco”), a manufacturer and marketer of multi-line disposable medical device products. The purchase price of approximately $3.4 million was allocated to the assets acquired and the liabilities assumed, based on their respective estimated fair values, as follows (in thousands):

Purchase price paid as:
Cash		$2,569
Note payable (note 8)		866

Total purchase consideration		3,435
Allocated to:
Accounts receivable	$1,056
Inventories	2,050
Other current assets	111
Property and equipment	795
Identifiable intangible assets	187
Accounts payable	(730)
Other liabilities	(34)

Total allocation		$3,435

Identifiable intangibles associated with the Plasco acquisition have an average useful life of five years and include covenants not to compete of approximately $62,000 and customer lists of approximately $125,000. The acquisition of Plasco on November 1, 2003, did not have a material impact on the Company’s consolidated results of operations in 2003.

Effective March 1, 2004, Microtek acquired substantially all of the assets of Ortho/Plast, Inc. (“OrthoPlast”), a marketer of a small line of orthopedic products. The purchase price of approximately $419,000 in cash, including certain acquisition costs, was allocated to accounts receivable, inventories, property and equipment and identifiable intangibles (principally customer lists of approximately $200,000 with a useful life of five years) based on those assets’ respective estimated fair values, with the excess allocated to goodwill. The amount allocated to goodwill was not significant. The terms of the related purchase agreement also provide for additional cash consideration up to $600,000 if future revenues from the Company’s orthopedic product line exceed certain targeted levels, as defined in the agreement, through 2009. The additional consideration will be recorded when it is determinable that such target revenues are probable of being met and is expected to result in additional goodwill. The acquisition of OrthoPlast on March 1, 2004, did not have a material impact on the Company’s consolidated results of operations in 2004.

Effective May 28, 2004, Microtek acquired selected fixed assets and inventories related to certain businesses of International Medical Products, B.V. and affiliates (collectively, “IMP”) from Cardinal Health for approximately $9.6 million in cash, including acquisition costs, and an accrued liability for certain employee costs of 400,000 EURO, or approximately $491,000. The purchase price was allocated to the assets acquired and liability assumed, based on their respective estimated fair values, as follows:

Purchase price paid as:
Cash		$9,628
Accrued employee liability		491

Total purchase consideration		10,119
Allocated to:
Inventories	$1,816
Property and equipment	186
Identifiable intangible assets	2,883

Total allocation		4,885

Goodwill		$5,234

Identifiable intangible assets included customer lists of approximately $2.3 million (useful life of 15 years), non-compete agreements of approximately $219,000 (useful life of five years) and other intangible assets of approximately $362,000 (useful life of four years). The preliminary allocation of the purchase price is subject to adjustment in 2005 when finalized.

The following unaudited pro forma financial information for the years ended December 31, 2004 and 2003, reflects the Company’s results of operations as if the IMP acquisition has been completed on January 1, 2003 (in thousands, except per share data):

	2004	2003
Net revenues	$132,255	$111,004
Net income	10,663	17,639
Net income per share – basic	$0.25	$0.42
Net income per share – diluted	$0.24	$0.41

The pro forma financial information is based on estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the operating results that would have occurred had the IMP acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

3.	DEFERRED COMPENSATION ARRANGEMENTS

In conjunction with its acquisition of Deka Medical, Inc. in 2001, Microtek entered into deferred compensation arrangements with certain of Deka’s key employees to gain their assistance with the integration of the Microtek and Deka organizations immediately following the acquisition and their support toward the continued success of the acquired product lines under Microtek’s management. These arrangements provided for lump-sum payments at the end of a four-year employment period and were automatically forfeited if employment was terminated during this period. The aggregate obligation under these arrangements at December 31, 2003 was $882,000, and was included in other long-term liabilities in the accompanying consolidated balance sheets. The corresponding deferred charge totaled $188,000 at December 31, 2003, and was included in other assets in the accompanying consolidated balance sheets. Pursuant to the terms of the arrangements, in September 2004, Microtek exercised its option to prepay these obligations prior to maturity and accordingly paid a total of $874,000 to these employees in fulfillment of its obligation under these arrangements. Total compensation expense recorded in 2004, 2003 and 2002 with respect to these arrangements was $180,000, $245,000 and $245,000, respectively.

4.	PATENT ISSUANCE

In 2001, the Company acquired the assets of MICROBasix LLC (“MICROBasix”) after developing a cooperative alliance relationship with MICROBasix in 2000 for the purpose of sharing technologies, products and services that provide significant volume reduction of low-level radioactive waste for the nuclear industry. The MICROBasix purchase agreement also provided for contingent cash payments and the issuance of additional shares of common stock upon the issuance of a U.S. Patent covering the technologies, products and services providing disposal and volume reduction of low-level radioactive waste for the nuclear industry. On September 23, 2003, U.S. Patent No. 6,623,643 was issued covering the process for treatment of waste streams containing water-soluble polymers, specifically in the nuclear industry. Accordingly, the Company made the required cash payments of $200,000 and issued an additional 250,000 shares of the Company’s common stock having a market value of approximately $900,000. These additional patent costs of approximately $1.1 million are being amortized over the expected patent life of approximately 16 years.

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

Concurrent with the signing of the License Agreement and the Supply Agreement, the Company also sold its interest in certain equipment having a net book value of approximately $190,000 to ETI for $400,000. This sale resulted in a gain on disposition of approximately $215,000.

During September 2004, the Company also entered into an agreement with Global Resources, Inc. “GRI”), a related party as described in Note 6 below, for the sale of certain of its raw material inventories used in the manufacture of finished goods for sale to the nuclear industry. At closing, the Company received cash proceeds of $200,000 and a promissory note in the amount of $1.051 million. The promissory note bears interest at 5% and is to be repaid ratably as the raw material inventories purchased by GRI in the transaction are consumed by GRI, with payments of principal in an amount not less than 25 percent of the original principal amount per year. The total gain on the sale of these raw material inventories approximated $467,000. Of this total gain, approximately $91,000, an amount commensurate with the Company’s relative ownership interest in GRI, has been deferred and will be recognized into income as the raw material inventories purchased by GRI in the transaction are sold by GRI.

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

6.	INVESTMENT IN AFFILIATED COMPANY

In May 2000, the Company and certain of its affiliates and employees organized GRI. From its manufacturing facilities located in China, GRI provides certain material sourcing and manufacturing of various Microtek’s products where such supply arrangements are advantageous to Microtek based on favorable pricing and other considerations. During 2004, 2003 and 2002, the Company paid a total of $6,643,308, $6,576,509 and $2,379,822, respectively, for products supplied, services rendered and expenses incurred by GRI for the benefit of the Company.

The Company and a member of the Company’s management own 19.5 percent and 30 percent, respectively, of GRI. Accordingly, the Company accounts for its investment in GRI under the equity method. The Company’s investment in GRI was approximately $300,000 and $172,000 at December 31, 2004 and 2003, respectively. The Company recorded $128,000, $85,000 and $42,000 of income during the years ended December 31, 2004, 2003 and 2002, respectively, related to this investment. Summary combined unaudited financial information of GRI as of and for the years ended December 31, 2004 and 2003 follows (in thousands):

	2004	2003
Financial Position:
Current assets	$6,220	3,922
Property and equipment, net	1,744	588
Other assets	37	285

Total assets	8,001	4,795

Current liabilities	5,336	3,652
Long-term debt and other liabilities	1,290	489

Total liabilities	6,626	4,141

Stockholders’ equity	1,375	654

Results of Operations:
Sales	12,426	12,868

Operating Income	1,161	521

Net income	$673	421

7.	INVENTORIES

Inventories are summarized by major classification at December 31, 2004 and 2003 as follows (in thousands):

	2004	2003
Raw materials	$11,550	$12,257
Work-in-progress	2,121	1,789
Finished goods	19,152	19,817

Total inventories	$32,823	$33,863

At December 31, 2004, OREX inventories approximated $3.8 million and consisted primarily of finished goods. At December 31, 2003, OREX inventories approximated $5.4 million and included finished goods of $4.1 million and raw materials of $1.3 million.

8.	LONG-TERM DEBT

The Credit Agreement

The Company maintains a credit agreement between the Company and a Bank (the “Credit Agreement”). As amended through December 31, 2004, the Credit Agreement provides for a $23.5 million revolving credit facility, which matures on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Aggregate borrowing availability under the revolving facility at December 31, 2004 was $19.8 million. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (5.75% at December 31, 2004) or LIBOR plus an interest margin (3.84% at December 31, 2004). There were $4.5 million and $7.2 million of borrowings at December 31, 2004 and 2003, respectively. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventories, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net worth, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At December 31, 2004 and 2003, the Company was in compliance with all of its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at December 31, 2004 and 2003. The Credit Agreement also provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt

The Company is obligated under certain long-term lease arrangements and notes payable which aggregated $343,000 and $474,000 at December 31, 2004 and 2003, respectively.

In conjunction with the Plasco acquisition described in Note 2 above, the Company originally signed a Promissory Note in the principal amount of $1.1 million. This principal amount was reduced in December 2003 to $866,000 as a result of adjustments made to the original purchase price. The note payable, as adjusted, bears interest at 6%, is payable in quarterly installments of principal and interest beginning in March 2004 through October 2006, and amounted to $586,000 at December 31, 2004. This note payable arrangement is subordinated to the Credit Agreement.

Future minimum lease payments and the aggregate maturities of the Company’s notes payable as of December 31, 2004, are as follows (in thousands):

	Capital leases	Notes payable
2005	$207	$302
2006	143	289
2007	15	—
2008	4	—

Total minimum payments	$369	$591

Amount representing interest	(31)

Obligations under capital lease	338
Obligations due within one year	193

Long-term obligations under capital lease	$145

9.	OPERATING LEASES

The Company leases office, manufacturing and warehouse space and equipment under operating lease agreements expiring through 2015. Rent expense was $2.8 million, $2.4 million and $2.1 million in 2004, 2003 and 2002, respectively. At December 31, 2004, minimum future rental payments under these leases are as follows (in thousands):

2005	$2,349
2006	1,869
2007	1,676
2008	1,558
2009	1,532
Thereafter	5,932

Total minimum payments	$14,916

The Company may, at its option, extend certain of its office, manufacturing and warehouse space lease terms through various dates.

10.	INCOME TAXES

The income tax provision is summarized as follows (in thousands):

	2004	2003	2002
Current:
Federal	$166	$—	$—
State	218	296	253
Foreign	542	4	78

	926	300	331

Deferred:
Federal	6,000	2,460	2,029
State	50	1,416	201
Foreign	336	—	—

	6,386	3,876	2,230

Valuation allowance	(8,076)	(12,686)	(5,850)

Tax expense resulting from allocating employee stock option tax benefits to additional paid-in-capital	—	—	118

Total income tax benefit	$(764)	$(8,510)	$(3,171)

During 2002, the Company recognized $118,000 in income tax benefits associated with the exercise of employee stock options. The benefits recognized related to compensation expense deductions generated during 1997 and 1996, respectively, and were recorded in the accompanying consolidated financial statements as additional paid-in-capital.

The income tax provision allocated to continuing operations using the Federal statutory tax rate differs from the actual income tax benefit as follows ($ amounts in thousands):

	2004		2003		2002
Federal statutory rate	$3,113	34%	$2,554	34%	$1,783	34%
State taxes, net of Federal benefit	177	2	(101)	(1)	(108)	(2)
Items not deductible for income tax purposes	112	1	69	1	57	1
Expiration of loss and other credit carryforwards	3,971	43	1,865	25	772	15
Taxes on foreign income which differ from Federal statutory rate	(231)	(3)	—	—	—	—
Other, net	170	3	(211)	(3)	174	3
Valuation allowance	(8,076)	(88)	(12,686)	(169)	(5,849)	(112)

Total	$(764)	(8)%	$(8,510)	(113)%	$(3,171)	(61)%

During 2004, 2003 and 2002, the Company decreased its valuation allowance by $8.1 million, $12.7 million and $5.8 million, respectively, to $13.8 million, $21.9 million and $34.6 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the net operating loss carryforwards can be utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred income tax assets:
Allowance for doubtful accounts	$360	$350
Inventories	1,438	1,826
Accrued expenses	125	107
Property and equipment	776	518
Tax credit carryforwards	656	430
Operating loss carryforward	28,732	29,833
Capital loss carryforward	1,293	5,259
Other	354	468

Gross deferred income tax assets	33,734	38,791
Less: Valuation allowance	(13,826)	(21,902)

Net deferred income tax assets	19,908	16,889

Deferred income tax liabilities:
Intangible assets	2,716	1,679
State income taxes	608	456
Cumulative translation adjustment	192	113
Other	440	284

Gross deferred income tax liabilities	3,956	2,532

Net deferred income tax assets	$15,952	$14,357

Amounts included in:
Prepaid expenses and other assets (current)	$1,990	$2,864
Deferred income taxes (non-current)	13,962	11,493

	$15,952	$14,357

A provision has not been made at December 31, 2004 for U.S. or additional foreign withholding taxes on approximately $1.6 million of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

At December 31, 2004, the Company had Federal and state net operating loss carryforwards of $74.8 million and $82.9 million, respectively, of which $3.8 million related to compensation expense associated with the exercise of employee stock options. These operating loss carryforwards expire on various dates beginning in 2012 through 2020 for Federal income tax purposes and in 2007 through 2023 for state income tax purposes.

At December 31, 2004, the Company has tax credit carryforwards of $656,000, including Alternative Minimum Tax credit carryforwards for tax purposes of approximately $420,000 which may be used indefinitely to reduce regular Federal income taxes and $236,000 in other tax credit carryforwards which expire on various dates beginning in 2005 through 2018.

11.	COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

12.	LICENSE AGREEMENT

In conjunction with the July 12, 1999 disposition of its MedSurg subsidiary, the Company entered into a 42-month license and supply agreement, which provided Allegiance Healthcare (“Allegiance”) with the exclusive right to market the Company’s Enviroguard products in the global healthcare market. The payment of $10.5 million allocated to the agreement was recognized as license revenue over the life of the agreement. In July 2000, the Company and Allegiance resolved claims for indemnification made by Allegiance in conjunction with the sale of MedSurg and the license grant. As part of the settlement, Allegiance received a payment of $2.5 million from the Disposition Escrow account. The Company also agreed to pay a rebate to Allegiance over the next two years, payable in equal installments in July 2001 and July 2002. These settlements were recorded as adjustments to deferred licensing revenues. In addition to the license fee, Allegiance agreed to purchase a minimum amount of fabric over the life of the agreement for a pre-determined price. As part of the agreement, Allegiance and the Company agreed to develop a new generation of processing systems to compliment the Enviroguard fabric life cycle cost performance. The processing systems were to be produced and supported by the Company and Allegiance, and Allegiance agreed to pay the Company a royalty if the products were disposed of via a publicly owned water treatment facility. In 2001, the Company completed the assessment of the market viability of its OREX healthcare technology and mutually agreed with Allegiance to discontinue commercialization efforts in the healthcare marketplace.

Deferred licensing revenues at December 31, 2001 were $1.4 million, which were amortized into revenues over the remaining 12 months of the agreement with Allegiance at a rate of $119,000 per month. A summary of deferred licensing revenue is as follows (in thousands):

Original payment allocated to license revenue	$10,500
Amortization in 1999	(1,500)
Amortization in 2000	(2,433)
Amortization in 2001	(1,497)
Amortization in 2002	(1,427)
Settlement with Allegiance and write-off of receivables in 2000 and 2001	(3,643)

Remaining deferred license revenue at December 31, 2003	$—

13.	SHAREHOLDERS’ EQUITY

Preferred Stock - On April 24, 1994, the Company authorized, for future issuance in one or more series or classes, 10 million shares of no par value preferred stock. On December 19, 1996, the Company allocated 500,000 of the authorized shares to a series of stock designated as Participating Preferred Stock.

Stock Option Plans - On April 28, 1992, the Company adopted the 1992 Stock Option Plan (the “1992 Plan”) which, as amended, authorized the issuance of up to 4.8 million shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options and/or alternate rights. An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company’s common stock from the alternate right grant date to the exercise date. Options and/or rights under the 1992 Plan were granted through April 27, 2002 at prices not less than 100% of the market value at the date of grant. Options and/or rights become exercisable based upon a vesting schedule determined by the 1992 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the 1992 Plan Committee. At December 31, 2004, currently exercisable options for 825,206 shares were outstanding under the 1992 Plan. There were no alternate rights issued under the 1992 Plan. The expiration of the 1992 Plan on April 27, 2002 does not affect options currently outstanding.

In April 1995, the Company adopted a Director Stock Option Plan, which authorized the issuance of up to 30,000 shares of common stock. The Director Stock Option Plan was terminated on March 25, 1999, and all options granted under this plan expired in 2003.

In March 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”), which was approved by the shareholders on May 27, 1999. The 1999 Plan, as amended on May 19, 2004, authorizes the issuance of up to 5.345 million shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options, stock appreciation rights (“SARs”) and other stock awards (collectively, “Stock Awards”). Stock Awards under the 1999 Plan may be granted at prices not less than 100% of the market value at the date of grant. Options and/or SARs become exercisable based upon a vesting schedule determined by the 1999 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and SARs and other stock awards expire at the discretion of the 1999 Plan Committee. The 1999 Plan is unlimited in duration. At December 31, 2004, currently exercisable options for 2,013,500 shares were outstanding under the 1999 Plan.

At December 31, 2004, 2003 and 2002, exercisable options under the Company’s stock option plans were 2,838,706, 2,442,628 and 1,998,446, respectively, at weighted average exercise prices of $2.52, $2.23 and $2.09, respectively. At December 31, 2004 and 2003, there were 2,019,500 and 943,250 shares available for future grants under the Company’s stock option plans.

A summary of option activity during the three years ended December 31, 2004 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding – December 31, 2001	3,471,270	$2.23
Granted	690,000	2.38
Exercised	(252,351)	1.93
Canceled	(802,577)	3.25

Outstanding – December 31, 2002	3,106,342	2.01
Granted	660,000	2.78
Exercised	(369,214)	1.97
Canceled	(162,000)	2.78

Outstanding – December 31, 2003	3,235,128	2.15
Granted	1,123,000	4.60
Exercised	(395,000)	2.46
Canceled	(65,172)	3.09

Outstanding – December 31, 2004	3,897,956	$2.81

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

The following table summarizes information pertaining to options outstanding and exercisable at December 31, 2004:

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.72 - $1.50	704,511	4.9	$1.25	600,761	$1.25
$1.66 - $2.26	1,250,581	6.6	1.94	1,084,331	1.97
$2.28 - $2.96	505,495	5.7	2.64	355,245	2.62
$3.38 - $3.99	507,369	7.7	3.72	467,369	3.73
$4.00 - $5.06	930,000	8.7	4.74	331,000	4.83

	3,897,956	6.8	$2.81	2,838,706	$2.52

The weighted average fair value of options granted in 2004, 2003 and 2002 was $2.04, $1.42 and $1.47, respectively. These fair values and the pro forma information presented in Note 1 were determined using the Black Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	25.6%	29.5%	51.0%
Risk free interest rate	4.0%	4.0%	4.5%
Forfeiture rate	0.0%	0.0%	0.0%
Expected life, in years	9.8	9.7	9.1

Employee Stock Purchase Plan - In March 1999, the Company adopted an Employee Stock Purchase Plan (the “1999 ESPP”) which authorizes the issuance of up to 700,000 shares of common stock. Under the 1999 ESPP, eligible employees may contribute up to 10% of their compensation toward the purchase of common stock at each year-end. The employee purchase price is derived from a formula based on fair market value of the Company’s common stock. During 2002, the Company granted rights to purchase 48,766 shares, which were issued in January 2003. During 2003, the Company granted rights to purchase 77,122 shares, which were issued in January 2004. During 2004, the Company granted the rights to purchase 51,005 shares, which were issued in January 2005. Pro forma compensation cost associated with the rights granted under the 1999 ESPP is estimated based on fair market value. At December 31, 2004 and 2003, there were 249,028 and 300,033 shares available for future issuance under the 1999 ESPP.

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

The Company’s contributions to the ESOP each plan year were determined by the Board of Directors, provided that for any year in which the ESOP Loan remained outstanding the contributions by the Company were not less than the amount needed to provide the ESOP with sufficient cash to pay installments under the ESOP Loan. The Company contributed $79,392 to the ESOP during 2002.

The unearned shares reserved for issuance under the ESOP were accounted for as a reduction of shareholders’ equity. During 2002, 16,500 reserved shares were released, resulting in compensation expense of $40,000. At December 31, 2003, there were no unearned shares under the ESOP. The ESOP was terminated effective December 31, 2003.

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

Stock Repurchase Program - Effective February 22, 2000 and until December 31, 2000, the Board of Directors authorized the repurchase of up to 5.0% of the Company’s outstanding common stock from time to time in open market or private transactions. During 2001, this program was extended through November 30, 2002, to authorize the repurchase of an additional 1.0 million shares. In 2002, the Board of Directors amended the program to authorize the repurchase of an aggregate of 2.0 million shares through December 31, 2003. Subsequent amendments to the plan in December 2003 and December 2004 have extended the plan through December 31, 2005. As of December 31, 2004, the Company had repurchased 1,342,295 shares for an aggregate repurchase price of $2.7 million.

14.	SIGNIFICANT CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

The Company generated 13%, 15% and 15% of its sales from a single customer in 2004, 2003 and 2002, respectively. The related accounts receivable from this customer were $2.4 million, $3.1 million and $2.2 million at December 31, 2004, 2003 and 2002, respectively.

A significant portion of the Company’s products is manufactured at its facilities in the Dominican Republic, Mexico and the Netherlands or at GRI’s facilities in China. Included in the Company’s consolidated balance sheet at December 31, 2004 and 2003 are the net assets of the Company’s manufacturing and distribution facilities located in the United Kingdom and the Dominican Republic which total $14.3 million and $13.9 million, respectively. Additionally, at December 31, 2004, the net assets of the Company’s manufacturing and distribution operations in the Netherlands totaled $15.0 million. Only the Company’s facilities in the United Kingdom and the Netherlands sell products to external customers. Sales from the United Kingdom were $6.4 million, $5.8 million and $4.9 million in 2004, 2003 and 2002, respectively. Sales from the Netherlands in 2004 were $7.9 million. Total international sales by the Company were $23.4 million, $13.4 million and $11.8 million in 2004, 2003 and 2002, respectively.

The Company’s operations are subject to various political, economic and other risks and uncertainties inherent in the countries in which the Company operates. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

15.	RETIREMENT PLAN

The Company maintains a 401(k) retirement plan covering employees who meet certain age and length of service requirements, as defined. The Company matches a portion of employee contributions to the plan in shares of the Company’s common stock. The Company contributed stock with a fair value of $502,000, $377,000 and $366,000 to the plan during 2004, 2003 and 2002, respectively.

16.	UNAUDITED QUARTERLY FINANCIAL INFORMATION
(in	thousands, except per share data)

	Quarter
Year Ended December 31,	First		Second		Third		Fourth
2004
Net sales	$29,297		$30,157		$33,984		$33,143
Gross profit	11,548		11,784		12,972		13,260
Net income	1,724		1,692		2,184		4,321	(1)

Income per common share –
Basic	$0.04		$0.04		$0.05		$0.10	(1)
Diluted	$0.04		$0.04		$0.05		$0.10	(1)

2003
Net sales	$22,986		$24,874		$24,342		$26,462
Gross profit	8,864		9,737		9,787		10,828
Net income	2,197	(2)	3,207	(2)	4,941	(2)	5,678	(2)

Income per common share –
Basic	$0.05	(2)	$0.08	(2)	$0.12	(2)	$0.13	(2)
Diluted	$0.05	(2)	$0.08	(2)	$0.11	(2)	$0.13	(2)

(1)	Includes the effect of the Company’s deferred income tax benefit of $1.7 million recorded in the fourth quarter of 2004.
(2)	Includes the effect of the Company’s deferred income tax benefit of $8.8 million in 2003 recorded as follows:

First Quarter	$929
Second Quarter	1,586
Third Quarter	2,366
Fourth Quarter	3,929

$8,810

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Expense	Other (1)	Deductions (2)	Balance at End of Period
Year Ended December 31, 2002:
Allowance for doubtful trade accounts receivable	$894	$454	$—	$(210)	$1,138
Reserve for restructuring expenses	$26	$—	$—	$(26)	$—
Valuation allowance for deferred tax assets	$40,438	$—	$(5,850)	$—	$34,588

Year Ended December 31, 2003:
Allowance for doubtful trade accounts receivable	$1,138	$763	$50	$(979)	$972
Valuation allowance for deferred tax assets	$34,588	$—	$(12,686)	$—	$21,902

Year Ended December 31, 2004:
Allowance for doubtful trade accounts receivable	$972	$714	$—	$(661)	$1,025
Valuation allowance for deferred tax assets	$21,902	$—	$(8,076)	$—	$13,826

(1)	Other amounts with respect to the allowance for doubtful trade accounts receivable in 2003 represent the allowance for doubtful trade accounts receivable recorded in conjunction with the Plasco acquisition. Other amounts related to the valuation allowance for deferred tax assets in 2002, 2003 and 2004 represent the net change in the valuation allowance during the period.
(2)	Deductions related to the allowance for doubtful trade accounts receivable represent amounts written off during the period less recoveries of amounts previously written off. In the case of the reserve for restructuring expenses in 2002, deductions represent adjustments or payment of expenses charged to the reserve.