Form 10-K/A
period 2004-12-31
MICROTEK MEDICAL HOLDINGS, INC
filed 2005-05-02
CIK 929299

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

(678) 896-4400
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $.001 par value per share Stock purchase rights	Name of each exchange on which registered: The Nasdaq Stock Market The Nasdaq Stock Market

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

        EXPLANATORY NOTE:   Microtek Medical Holdings, Inc. is filing this Amendment No. 1 to its Form 10-K for the year ending December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005 (the “Original Filing”) in accordance with the Commission’s Exemptive Order No. 34-50754, to:

o	include a Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting;

o	amend Item 9A to include Management's Report on Internal Control Over Financial Reporting;

o	include a revised Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above; and

o	include required certifications.

        As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A. Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

PART II

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

        Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. In May 2004, the Company, through its newly-formed subsidiary, Microtek Medical Holding, B.V., acquired certain assets related to certain businesses of International Medical Products, B.V., and affiliates (collectively, “IMP”), engaged in the development, manufacture, marketing and distribution in Europe of high quality dip-molded medical devices (primarily ultrasound probe covers), other equipment covers, cardiac thoracic drain systems, gynecological devices and wound care products. These businesses contributed $7.9 million to the net revenues of the Company for the period from May 28, 2004 to December 31, 2004 and had total assets of $15.0 million as of December 31, 2004. The Company excluded these businesses from management’s evaluation of the effectiveness of the Company’s internal control over financial reporting and its conclusions contained in the management’s report on internal control over financial reporting, as permitted by SEC guidance. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Microtek Medical Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Microtek Medical Holdings, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Microtek Medical Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Microtek Medical Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In May 2004, the Company, through its newly-formed subsidiary Microtek Medical Holding, B.V., acquired certain assets related to certain businesses of International Medical Products, B.V., and affiliates. These businesses contributed $7.9 million to the net revenues of the Company for the period from May 28, 2004 to December 31, 2004 and had total assets of $15 million as of December 31, 2004. The Company excluded these businesses from management’s evaluation of the effectiveness of the Company’s internal control over financial reporting and its conclusions contained in management’s report on internal control over financial reporting. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Microtek Medical Holding, B.V.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Microtek Medical Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004, and our report dated March 11, 2005, expressed an unqualified opinion on those consolidated financial statements.

Jackson, Mississippi April 28, 2005	KPMG LLP

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

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

(3)(a)	Exhibits
3.1+	Articles of Incorporation of Isolyser Company, Inc.
3.2	Amended and Restated Bylaws of Microtek Medical Holdings, Inc. (incorporated by reference to Exhibit 3.3 filed with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2004).
4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).
4.2	Shareholder Protection Rights Agreement dated as of December 20, 1996 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 20, 1996).
4.3	First Amendment to Shareholder Protection Rights Agreement dated as of October 14, 1997 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K/A filed on October 14, 1997).
4.4	Amended and Restated Credit Agreement dated as of May 14, 2001, between the Company and The Chase Manhattan Bank, as Agent (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q filed August 14, 2001).
4.5	Second Amendment Agreement dated as of September 30, 2002, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002).
4.6	Fourth Amendment Agreement dated as of March 31, 2003, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 4.2 of the Company's quarterly report on Form 10-Q for the period ending March 31, 2003).
4.7	Fifth Amendment Agreement dated as of August 7, 2003, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 4.2 of the Company's quarterly report on Form 10-Q for the period ending June 30, 2003).
4.8	Sixth Amendment and Waiver Agreement dated as of November 21, 2003, to the Amended and Restated Credit Agreement dated as of May 14, 2001 (incorporated by reference to Exhibit 4.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
4.9	Seventh Amendment and Waiver Agreement dated as of March 4, 2004, to the Amended and Restated Credit Agreement dated as of May 14, 2001 (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2004).

4.10	Eighth Amendment and Waiver Agreement dated as of May 28, 2004 to the Amended and Restated Credit Agreement dated as of May 14, 2004 (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2004).
10.1	Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
10.2	Second Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
10.3	Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1994).
10.4	Form of Fourth Amendment to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1995).
10.5	Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996).
10.6	Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
10.7	Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company's Registration Statement on Form S-8, File No. 33-85668).
10.8	Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company's Registration Statement on Form S-1, File No. 33-83474).
10.9	1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a) to the Company's Registration Statement on Form S-8 (File No. 333-117736).
10.10	Form of Employment Agreement with the executive officers of the Company (incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002).
10.11	Form of Incentive Stock Option pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2004).
10.12	Form of Nonqualified Stock Option pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2004).
10.13	Form of Nonqualified Stock Option Agreement (For Directors) pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2004)
10.14	Employment Agreement entered into on October 27, 2004 by and between the Company and Barbara J. Osborne (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated October 27, 2004).
10.15+	Summary of base salary adjustments for named executive officers.
10.16+	Summary of compensation arrangements with directors.
21.1+	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP
23.2+	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith. +Included with the Original Filing

3(b)	Executive Compensation Plans and Arrangements.

1.	Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

2.	Second Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

3.	Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1994).

4.	Form of Fourth Amendment to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).

5.	Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

6.	Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

7.	Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

8.	Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).

9.	1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(A) to the Company’s Registration Statement on Form S-8, (File No. 333-117736).

10.	Form of Employment Agreement with the executive officers of the Company (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

11.	Form of Incentive Stock Option pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004).

12.	Form of Nonqualified Stock Option pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004).

13.	Form of Nonqualified Stock Option Agreement (For Directors) pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004)

14.	Employment Agreement entered into on October 27, 2004 by and between the Company and Barbara J. Osborne (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated October 27, 2004).

15.	Summary of base salary adjustments for named executive officers.

16.	Summary of compensation arrangements with directors.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2005.

MICROTEK MEDICAL HOLDINGS, INC.

By: /s/ Dan R. Lee
Dan R. Lee, Chairman, President and Chief Executive Officer