Form 10-Q
period 2005-03-31
MICROTEK MEDICAL HOLDINGS, INC
filed 2005-05-10
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	March 31, 2005	Commission File No. 0-24866

MICROTEK MEDICAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1746149
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13000 DEERFIELD PARKWAY, SUITE 300
ALPHARETTA, GA 30004
(Address of principal executive offices)

(678) 896-4000
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

Yes  [X]    No  [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  [X]    No  [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 6, 2005

Common Stock, $.001 par value	43,290,033

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended March 31, 2005 and March 31, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2005 and March 31, 2004

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

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

Assets	March 31, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$8,783	$8,964
Accounts receivable, net	18,578	18,162
Other receivables	797	842
Inventories	34,702	32,823
Prepaid expenses and other assets	3,500	3,539

Total current assets	66,360	64,330

Property and equipment	29,040	28,770
Less accumulated depreciation	(21,108)	(20,550)

Property and equipment, net	7,932	8,220

Intangible assets, net	38,279	38,951
Deferred income taxes	13,962	13,962
Other assets	5,691	5,606

Total assets	$132,224	$131,069

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,292	$8,825
Accrued expenses	5,345	6,191
Current portion of long-term debt	495	495

Total current liabilities	14,132	15,511

Long-term debt, excluding current portion	5,344	4,984
Other long-term liabilities, excluding current portion	1,984	1,931

Total liabilities	21,460	22,426

Shareholders' equity:
Common stock	45	45
Additional paid-in capital	215,607	215,268
Accumulated deficit	(102,177)	(104,278)
Accumulated other comprehensive income, net of
income taxes	388	707

	113,863	111,742
Treasury shares, at cost	(3,099)	(3,099)

Total shareholders' equity	110,764	108,643

Total liabilities and shareholders' equity	$132,224	$131,069

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Net revenues	$33,743	$29,297
Cost of goods sold	19,999	17,749

Gross profit	13,744	11,548

Operating expenses:
Selling, general and administrative	10,549	9,266
Research and development	253	262
Amortization of intangibles	246	148

Total operating expenses	11,048	9,676

Income from operations	2,696	1,872

Interest income	18	17
Interest expense	(77)	(71)
Equity in earnings of investee	106	2
Foreign currency exchange loss	(377)	--

Income before income taxes	2,366	1,820

Income tax provision	265	96

Net income	$2,101	$1,724

Other comprehensive income (loss):
Foreign currency translation gain (loss), net
of income taxes	(290)	64
Unrealized loss on available for sale
securities, net of income taxes	(29)	(5)

Comprehensive income	$1,782	$1,783

Net income per common share -
Basic and Diluted	$0.05	$0.04

Basic weighted average number of common shares
outstanding	43,244	42,774

Diluted weighted average number of common shares
outstanding	44,468	44,568

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Cash flows from operating activities:
Net income	$2,101	$1,724

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	561	546
Amortization of intangibles	246	148
Provision for doubtful accounts	170	196
Other	(122)	(2)
Changes in operating assets and liabilities, net of
acquisitions	(2,716)	60

Net cash provided by operating activities	240	2,672

Cash flows from investing activities:
Purchase of and deposits for property and equipment	(284)	(390)
Acquisition of OrthoPlast	--	(413)

Net cash used in investing activities	(284)	(803)

Cash flows from financing activities:
Borrowings under line of credit agreement	28,959	22,487
Repayments under line of credit agreement	(28,476)	(24,031)
Changes in bank overdraft	(1,045)	(418)
Repayments under notes payable	(123)	(119)
Proceeds from exercise of stock options	3	650
Proceeds from issuance of common stock	336	302

Net cash used in financing activities	(346)	(1,129)

Effect of exchange rate changes on cash	209	64

Net increase (decrease) in cash and cash equivalents	(181)	804
Cash and cash equivalents at beginning of period	8,964	9,462

Cash and cash equivalents at end of period	$8,783	$10,266

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) manufactures and supplies innovative product solutions for patient care, occupational safety and management of infectious and hazardous waste for the healthcare market, which represents one business segment. The Company markets its products to hospitals and other end users through a broad distribution system consisting of multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. The Company also markets certain of its products through custom procedure tray companies. The Company’s revenues are generated through two operating units, Microtek Medical, Inc. (“Microtek”), a subsidiary of the Company, and OREX Technologies International (“OTI”), an operating division. Microtek is the core business of the Company. Since 2002, OTI has focused on commercializing its OREX patented technology in the nuclear industry. As described in Note 5 to these unaudited condensed consolidated financial statements, in September 2004, the Company entered into an agreement which grants to Eastern Technologies, Inc. a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and homeland security industry, and for certain other industrial applications.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for the interim periods are not necessarily indicative of results to be expected for the full year. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”).

2.	CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. During the three months ended March 31, 2005, there have been no material changes to any of the Company’s critical accounting policies.

3.	NEWLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges in all circumstances. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 151 will have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Specifically, SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payments. SFAS No. 123(R) is effective with respect to the Company beginning with the first quarter of 2006. SFAS No. 123(R) permits companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method. The Company is still evaluating which transition method to utilize. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25‘s intrinsic value method and, as such, recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)‘s fair value method will have an impact on the Company’s results of operations, although it will have no significant impact on the Company’s overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and diluted net income per share in Note 11 to these unaudited condensed consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

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

Each of the following acquisitions was accounted for as a business combination in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations related to the acquired assets have been included in the accompanying unaudited condensed consolidated financial statements from their respective acquisition date.

Effective March 1, 2004, Microtek acquired substantially all of the assets of Ortho/Plast, Inc. (“OrthoPlast”), a marketer of a small line of orthopedic products. The purchase price of approximately $419,000 in cash, including certain acquisition costs, was allocated to accounts receivable, inventories, property and equipment and identifiable intangibles (principally trademarks and customer list) based on those assets’respective estimated fair values, with the excess allocated to goodwill. The amount allocated to goodwill was not significant. The terms of the related purchase agreement also provide for additional cash consideration up to $600,000 if future revenues from the Company’s orthopedic product line exceed certain targeted levels, as defined in the agreement, through 2009. The additional consideration will be recorded when it is determinable that such target revenues are probable of being met and is expected to result in additional goodwill. The acquisition of OrthoPlast on March 1, 2004, did not have a material impact on the Company’s consolidated results of operations for the three months ended March 31, 2005 or 2004.

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

Purchase price paid as:
Cash		$9,628
Accrued employee liability		491

Total purchase consideration		10,119
Allocated to:
Inventories	$ 1,816
Property and equipment	186
Identifiable intangible assets	2,883

Total allocation		4,885

Goodwill		$5,234

Identifiable intangible assets included customer lists of approximately $2.3 million (useful life of 15 years), non-compete agreements of approximately $219,000 (useful life of five years) and other intangible assets of approximately $362,000 (useful life of four years). The preliminary allocation of the purchase price is subject to adjustment in 2005 when finalized.

The following unaudited pro forma financial information for the three months ended March 31, 2005 and 2004 reflects the Company’s results of operations as if the IMP acquisition had been completed on January 1, 2004 (in thousands, except per share data):

	Three months ended
	March 31, 2005	March 31, 2004
Net revenues	$33,743	$32,701
Net income	$2,101	$2,129
Net income per share - basic and diluted	$0.05	$0.05

The pro forma financial information is based on estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the operating results that would have occurred had the IMP acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

5.	LICENSE AGREEMENT

In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to Eastern Technologies, Inc. (“ETI”) a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and homeland security industry, and for certain other industrial applications. Under the terms of the License Agreement, the Company will receive license royalties equal to $75,000 per quarter for the first three years of the agreement. Thereafter and generally until the expiration of the underlying patents related to the product or service generating the subject royalties, the Company will receive license royalties equal to the greater of: (i) generally 5% of net sales, as defined in the agreement, or (ii) $300,000 per year. The royalty rate is subject to downward adjustment in certain events with respect to net sales of certain products. The Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company has agreed to provide certain sourcing and supply chain management services to ETI, and ETI has agreed to purchase a total of approximately $4.8 million of inventory over the term of the Supply Agreement. For these services, the Company will receive management fees totaling $2.7 million, $600,000 of which was received at the signing of the Supply Agreement. The balance of the management fees are payable in quarterly installments of $175,000 beginning December 31, 2004 and at the end of each quarter thereafter until September 30, 2007. The cash payment of $600,000 was recorded as deferred revenue (included in accrued expenses, a current liability) upon receipt. This amount, together with all future management fees collected from ETI, will be recognized into income ratably over the term of the Supply Agreement as nuclear finished goods inventories on hand are sold to ETI. At March 31, 2005, amounts recognized into income exceeded cash receipts from ETI by approximately $184,000, which amount was recorded in the accompanying unaudited condensed consolidated balance sheet in prepaid expenses and other current assets. At December 31, 2004, cash receipts from ETI exceeded amounts recognized into income by $221,000, which amount was recorded in the accompanying unaudited condensed consolidated balance sheet in accrued expenses (current liability).

6.	SALE OF INVENTORIES TO RELATED PARTY

In September 2004, the Company entered into an agreement with Global Resources International, Inc. (“GRI”), a related party as described in Note 7 below, for the sale of certain of its raw material inventories used in the manufacture of finished goods for sale to the nuclear industry. At closing, the Company received cash proceeds of $200,000 and a promissory note in the amount of $1.051 million. The promissory note bears interest at 5% and is to be repaid ratably as the raw material inventories purchased by GRI in the transaction are consumed by GRI, with payments of principal in an amount not less than 25% of the original principal amount per year. The total gain on the sale of these raw material inventories approximated $467,000. Of this total gain, approximately $91,000, an amount commensurate with the Company’s relative ownership interest in GRI, was deferred and is being recognized into income as the raw material inventories purchased by GRI in the transaction are sold by GRI. During the three months ended March 31, 2005, approximately $16,000 of this deferred gain was recognized into income.

7.	INVESTMENT IN AFFILIATED COMPANY

In May 2000, the Company and certain of its affiliates and employees organized GRI. From its manufacturing facilities located in China, GRI provides certain material sourcing and manufacturing of various Microtek’s products where such supply arrangements are advantageous to Microtek based on favorable pricing and other considerations. The Company and a non-executive member of the Company’s management own 19.5 percent and 30 percent, respectively, of GRI. Accordingly, the Company accounts for its investment in GRI under the equity method. The Company’s investment in GRI was approximately $406,000 and $300,000 at March 31, 2005 and December 31, 2004, respectively. The Company recorded $106,000 and $2,000 of income during the three months ended March 31, 2005 and 2004, respectively, related to this investment.

8.	INVENTORIES

Inventories are stated at the lower of cost or market. The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are summarized by major classification at March 31, 2005 and December 31, 2004 as follows (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$13,052	$11,550
Work-in-progress	2,527	2,121
Finished goods	19,123	19,152

Total inventories	$34,702	$32,823

At March 31, 2005 and December 31, 2004, OREX inventories approximated $2.8 million and $3.8 million, respectively, and consisted primarily of finished goods.

9.	LONG-TERM DEBT

The Credit Agreement. The Company maintains a credit agreement with a Bank (the “Credit Agreement”). As amended to date, the Credit Agreement provides for a $23.5 million revolving credit facility, which matures on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (6.25% at March 31, 2005) or LIBOR plus an interest margin (4.41% at March 31, 2005). Borrowing availability under the revolving facility at March 31, 2005 and December 31, 2004 totaled $16.4 million and $16.3 million, respectively. There were outstanding borrowings under the revolving credit facility of $5.0 million at March 31, 2005 and $4.5 million at December 31, 2004. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net worth, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At March 31, 2005 and December 31, 2004, the Company was in compliance with its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at March 31, 2005 or December 31, 2004. The Credit Agreement also provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt. The Company is obligated under certain long-term lease arrangements and notes payable which aggregated $294,000 and $343,000 at March 31, 2005 and December 31, 2004, respectively. In addition, in conjunction with the acquisition of substantially all of the assets of Plasco, Inc. in November 2003, the Company originally signed a promissory note in the principal amount of $1.1 million. This principal amount was reduced in December 2003 to $866,000 as a result of adjustments made to the original purchase price. This note payable, as adjusted, bears interest at 6%, is payable in quarterly installments of principal and interest beginning in March 2004 through October 2006, and amounted to $512,000 and $586,000 at March 31, 2005 and December 31, 2004, respectively. This note payable arrangement is subordinated to the Credit Agreement.

The carrying value of long-term debt at March 31, 2005 and December 31, 2004 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

10.	EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic per share income is computed using the weighted average number of common shares outstanding for the period. Diluted per share income is computed including the dilutive effect of all contingently issuable shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. The following table reflects the weighted average number of shares used to calculate basic and diluted earnings per share for the periods presented (in thousands):

	Three months ended March 31,
	2005	2004
Basic Shares	43,244	42,774
Dilutive Shares (due to stock options)	1,224	1,794

Diluted Shares	44,468	44,568

For the three months ended March 31, 2005, options to purchase approximately 1,095,000 shares were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. There were no antidilutive shares for the three months ended March 31, 2004.

11.	STOCK-BASED COMPENSATION PLANS

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

Pro forma information regarding interim net income and earnings per share is required by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2005	2004
Dividend yield	0.0%	0.0%
Expected volatility	39.1%	19.0%
Risk free interest rate	4.5%	3.9%
Forfeiture rate	0.0%	0.0%
Expected life, in years	9.9	10.0

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

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation plans (in thousands, except per share data).

	Three months ended March 31,
	2005	2004
Net income, as reported	$2,101	$1,724
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(153)	(563)

Pro forma net income	$1,948	$1,161

Net income per share:
Basic - as reported	$0.05	$0.04

Diluted - as reported	$0.05	$0.04

Basic - pro forma	$0.05	$0.03

Diluted - pro forma	$0.04	$0.03

12.	STOCK REPURCHASE PROGRAM

In December 2004, the Board of Directors amended the Company’s existing stock repurchase program to authorize the repurchase of an aggregate of 2.0 million shares through December 31, 2005. No shares were repurchased during the three months ended March 31, 2005 and 2004. As of March 31, 2005, the Company had repurchased approximately 1.3 million shares for an aggregate repurchase price of approximately $2.7 million.

13.	GEOGRAPHIC CONCENTRATIONS

A significant portion of the Company’s products are manufactured at its facilities in the Dominican Republic, Mexico and the Netherlands or at GRI’s facilities in China. Included in the Company’s consolidated balance sheet at March 31, 2005 and December 31, 2004 are the net assets of the Company’s manufacturing and distribution facilities located in the United Kingdom and the Dominican Republic which total $16.7 million and $14.3 million, respectively. Additionally, at March 31, 2005 and December 31, 2004, the net assets of the Company’s manufacturing and distribution operations in the Netherlands totaled $14.9 million and $15.0 million, respectively. Only the Company’s facilities in the United Kingdom and the Netherlands sell products to external customers. Total international sales by the Company were $8.4 million and $3.8 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

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

14.	COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company conducts substantially all of its operations through its subsidiary, Microtek Medical, Inc. (“Microtek”). OREX Technologies International (“OTI”), a division of the Company, focused on the commercialization of the Company’s OREX degradable products and disposal technologies to the nuclear power generating industry until this business was licensed to a third party in September 2004.

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

OTI’s most recent efforts have focused primarily on the commercialization of its OREX degradable products and technology for disposing of such products in the nuclear power generating industry. In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to Eastern Technologies, Inc. (“ETI”) a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and the homeland security industry and for certain other industrial applications. Concurrent with the signing of the License Agreement, the Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company has agreed to provide certain sourcing and supply chain management services and to sell a total of approximately $4.8 million of inventory to ETI over the term of the Supply Agreement.

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

Results of Operations

The following table sets forth certain unaudited income statement data, including amounts expressed as a percentage of net revenues, for the three months ended March 31, 2005 and 2004:

	Three months ended March 31, 2005		Three months ended March 31, 2004
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$33,743	100.0%	$29,297	100.0%
Gross profit	13,744	40.7%	11,548	39.4%
Selling, general and administrative
expenses	10,549	31.3%	9,266	31.6%
Income from operations	2,696	8.0%	1,872	6.4%
Net income	$2,101	6.2%	$1,724	5.9%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Revenues. Net revenues for the three months ended March 31, 2005 (the “2005 Quarter”) were $33.7 million, an increase of $4.4 million or 15.2 percent from the $29.3 million of net revenues reported for the three months ended March 31, 2004 (the “2004 Quarter”). Approximately $3.9 million of the increased revenues in the 2005 Quarter were attributable to businesses acquired in the IMP transaction.

For the 2005 Quarter, Microtek’s net revenues totaled $32.0 million, an increase of $4.7 million or 17.4 percent over Microtek’s net revenues of $27.3 million in the 2004 Quarter. Excluding revenues attributable to businesses acquired in the IMP transaction, Microtek’s net revenues grew by $873 thousand, or 3.2 percent, over the 2004 Quarter. The following table depicts Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues for the 2005 Quarter and 2004 Quarter:

	Three months ended March 31, 2005		Three months ended March 31, 2004
	Amount	% of Total	Amount	% of Total
Domestic	$23.6	73.7%	$23.5	86.1%
International	8.4	26.3%	3.8	13.9%

Total	$32.0	100.0%	$27.3	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories: branded hospital and contract manufacturing (commonly referred to as OEM). Branded hospital revenues were 66.1 percent and OEM revenues were 33.9 percent of total domestic revenues in the 2005 Quarter as compared to 63.9 percent and 36.1 percent, respectively, in the 2004 Quarter. Included in the Company’s OEM revenues are sales of products to “non-branded” or private label customers. Previously, sales of the Company’s branded products to custom procedure tray assemblers (also known as kitpackers) were included in the Company’s OEM channel revenues. Beginning January 1, 2005, kitpacker sales are now included in the Company’s branded hospital channel so that the Company’s branded hospital sales force can better monitor and promote end user awareness of and loyalty to the Company’s branded products which are included in these kits. Revenues attributable to the branded hospital and OEM channels in the 2004 Quarter have been restated to conform to channel classification used in the 2005 Quarter.

Microtek’s domestic revenues in the 2005 Quarter of $23.6 million were essentially the same as those recorded in the 2004 Quarter as branded hospital revenue growth in the 2005 Quarter of $600 thousand, or approximately 4 percent, was offset by a decrease in OEM revenues of approximately $500 thousand from the 2004 Quarter to the 2005 Quarter. The Company’s newly formed Preventek revenue category (which includes Microtek’s CleanOp and safety product lines) demonstrated growth of approximately 12 percent in the 2005 Quarter over the 2004 Quarter, and its Venodyne product line grew approximately 34 percent in the 2005 Quarter as compared to the 2004 Quarter. The net decrease in OEM revenues in the 2005 Quarter as compared to the 2004 Quarter resulted from a customer’s decision in mid-2004 to take certain production in-house which was offset by improved private label revenues in the 2005 Quarter.

Microtek’s international net revenues for the 2005 Quarter, including $3.9 million in revenues related to the IMP businesses, increased by $4.6 million over the 2004 Quarter to $8.4 million. International revenues, excluding the impact of IMP revenues, increased by approximately $771 thousand, or 20.4 percent, in the 2005 Quarter versus the 2004 Quarter.

OTI’s net revenues in the 2005 Quarter totaled $1.7 million and consisted primarily of sales of finished goods inventories to ETI and license royalties of $75 thousand. OTI’s net revenues in the 2004 Quarter were $2.0 million. Subsequent to the ETI transaction which was completed at the end of the third quarter of 2004, the Company expects that future OTI division revenues will consist of license royalties totaling $75 thousand per quarter through September 2007 and sales of finished goods inventories to ETI, including a pro rata share of management fee income, aggregating approximately $7.5 million over the three-year term of the Supply Agreement.

Gross Margin. The Company’s consolidated gross profit increased $2.2 million, or 19.0 percent, in the 2005 Quarter to $13.7 million primarily as a result of increased revenues. The Company’s consolidated gross margin for the 2005 Quarter was 40.7 percent, as compared to 39.4 percent in the 2004 Quarter. Following the ETI transaction and for the three-year term of the Supply Agreement, OTI’s revenues, consisting of sales of finished goods inventories, including a pro rata share of management fee income, and license royalties, are expected to generate gross margins of approximately 36 percent and are not expected to have a material dilutive impact on the Company’s consolidated gross margins.

Operating Expenses. Consolidated operating expenses for the 2005 Quarter were $11.0 million, or 32.7 percent of net revenues, as compared to $9.7 million, or 33.0 percent of net revenues, in the 2004 Quarter. The net increase in the absolute dollar amount of operating expenses in the 2005 Quarter resulted primarily from selling, general and administrative expenses related to the recently acquired IMP businesses, higher distribution and other variable selling costs associated with increasing revenues, increased accounting and audit expenses and amortization of intangibles acquired in the IMP acquisition in May 2004.

Consolidated selling, general and administrative expenses were $10.5 million or 31.3 percent of net revenues in the 2005 Quarter, versus $9.3 million or 31.6 percent of net revenues in the 2004 Quarter. The $1.2 million increase in the absolute dollar amount of selling, general and administrative expenses is attributable to higher variable distribution and selling expenses as a result of the Company’s increased revenues and included a $350 thousand increase in distribution expenses, a $680 thousand increase in sales and marketing expenses and a $260 thousand increase in general and administrative expenses. Of these amounts, selling, general and administrative expenses related to recently acquired IMP businesses totaled approximately $908 thousand. In addition, accounting and audit expenses recorded in the 2005 Quarter related to the Company’s internal control and other Sarbanes Oxley compliance efforts totaled approximately $205 thousand. During the 2005 Quarter, selling, general and administrative expenses of the Company’s OTI division consisted primarily of franchise taxes and miscellaneous administrative costs and totaled approximately $38 thousand, as compared to $400 thousand in the 2004 Quarter. OTI’s selling, general and administrative expenses in the 2004 Quarter included sales commissions, warehousing and distribution costs and other administrative costs. As a result of the ETI transaction concluded in September 2004, the Company expects to eliminate substantially all of its OTI division selling, general and administrative expenses in future periods.

Consolidated research and development expenses in the 2005 Quarter of $253 thousand were consistent with research and development expenses of $262 thousand recorded in the 2004 Quarter.

Consolidated amortization of intangibles in the 2005 Quarter was $246 thousand, an increase of $98 thousand as compared to amortization expense recorded in the 2004 Quarter. This increase resulted primarily from the amortization of intangibles acquired in the IMP acquisition in May 2004.

Income from Operations. Income from operations for the 2005 Quarter was $2.7 million, or 8.0 percent of net revenues, versus $1.9 million, or 6.4 percent of net revenues, in the 2004 Quarter. For the 2005 Quarter, Microtek’s income from operations of $2.1 million increased by approximately $478 thousand, or 28.9 percent, from $1.7 million in income from operations recorded in the 2004 Quarter primarily as a result of income from operations generated by the Company’s Netherlands operations which was partially offset by accounting and audit expenses related to Sarbanes-Oxley compliance. The Company’s OTI division reported income from operations in the 2005 Quarter of $561 thousand versus income from operations of $215 thousand in the 2004 Quarter. The increase in OTI’s income from operations is attributable to the ETI transaction concluded in September 2004 which stabilized gross margins at approximately 36 percent and eliminated a significant portion of OTI’s selling, general and administrative expenses.

Interest Expense and Interest Income. Consolidated interest expense and interest income in the 2005 Quarter of $77 thousand and $18 thousand, respectively, were consistent with consolidated interest expense and interest income of $71 thousand and $17 thousand, respectively, recorded in the 2004 Quarter.

Other Income/Expense, Net. Included in other expenses in the 2005 Quarter were foreign currency exchange losses of approximately $377 thousand which resulted from the translation of certain transactions of the Company’s Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries. There were no such foreign currency exchange losses in the 2004 Quarter. The Company’s equity in earnings of its investee, GRI, was $106 thousand in the 2005 Quarter, as compared to $2 thousand for the 2004 Quarter.

Income Taxes. The Company’s provision for income taxes in the 2005 Quarter reflects income tax expense of $265 thousand, consisting entirely of the Company’s state and foreign tax provisions for 2005 Quarter. This compares to income tax expense approximately $96 thousand for the 2004 Quarter.

Net Income. The resulting net income for the 2005 Quarter was $2.1 million, or $0.05 per diluted share, as compared to $1.7 million, or $0.04 per diluted share, reported for the 2004 Quarter.

Liquidity and Capital Resources

As of March 31, 2005 and December 31, 2004, the Company’s cash and cash equivalents totaled $8.8 million and $9.0 million, respectively. The Company’s cash flow activity in the 2005 Quarter and the 2004 Quarter was as follows (in thousands):

	Three months ended March 31,
	2005	2004
Cash provided by operating activities	$240	$2,672
Cash used in investing activities	(284)	(803)
Cash used in financing activities	(346)	(1,129)

The Company’s principal sources of liquidity have been net cash from operating activities and borrowings under the Company’s Credit Agreement. The Company’s liquidity requirements arise primarily from its obligations under the indebtedness incurred in connection with acquisitions, capital investment in property and equipment and funding of the Company’s working capital needs.

During the 2005 Quarter, the Company’s operating activities generated cash of $240 thousand and consisted primarily of net income from operations, depreciation, amortization and increases in accounts payable. Offsetting these sources of cash were a $197 thousand increase in accounts receivable, net of allowances, decreases in accrued compensation and other current liabilities of $758 thousand and a $2.0 million increase in inventories. The increase in inventories was due to certain purchasing strategies employed by the Company during the 2005 Quarter to ensure a continuous supply of certain inventory items and to facilitate a smooth transition of the Company’s Plasco manufacturing operations from Gurnee, Illinois to the Dominican Republic in the second quarter of 2005. During the 2004 Quarter, cash provided by operating activities was attributable to net income from operations, depreciation, amortization and a balanced working capital activities which matched a $1.6 million increase in accounts receivables and a $1.0 million decrease in accrued compensation and other liabilities against a $1.2 million decrease in inventories and other assets and a $1.4 million increase in accounts payable.

Investing activities in the 2005 Quarter used $284 thousand in cash and consisted of purchases of capital property and equipment. Cash used in investing activities in the 2004 Quarter consisted of cash consideration of $413 thousand for the OrthoPlast acquisition and $390 thousand in capital property and equipment additions.

During the 2005 Quarter, financing activities used $346 thousand in cash. Financing cash inflows in the 2005 Quarter included net borrowings under the Company’s Credit Agreement of $483 thousand and proceeds from the exercise of stock options and other stock issuances of $339 thousand. Offsetting these inflows in the 2005 Quarter were repayments of other long-term debt agreements of $123 thousand and a decrease in the Company’s bank overdraft of approximately $1.0 million. Cash used in financing activities for the 2004 Quarter of $1.1 million consisted of net repayments under the Company’s Credit Agreement of $1.5 million, repayments under other long-term debt agreements of $119 thousand and a decrease in the Company’s bank overdraft of $418 thousand. Offsetting these amounts were proceeds from the exercise of stock options and other stock issuances of $952 thousand.

The Company maintains a $23.5 million credit agreement (as amended to date, the “Credit Agreement”) with the JP Morgan Chase Bank (the “Bank”), consisting of a revolving credit facility maturing on June 30, 2006. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Outstanding borrowings under the revolving credit facility were $5.0 million and $4.5 million at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, the Company had additional borrowing availability under the revolving facility of $11.4 million. As of May 6, 2005, the Company’s total borrowing availability under the revolving facility was $17.2 million, of which the Company had borrowed $4.7 million. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (6.5% at May 6, 2005) or LIBOR plus an interest margin (4.41% at May 6, 2005). At March 31, 2005, the Company was in compliance with its financial covenants under the Credit Agreement.

Based on its current business plan, the Company expects that cash equivalents and short term investments on hand, the Company’s credit facility, as amended, and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. However, currently unforeseen future developments, potential acquisitions and increased working capital requirements may require additional debt financing or issuance of common stock in 2005 and subsequent years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheets arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Forward Looking Statements

Statements made in this Quarterly Report include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the effect of newly issued accounting standards on the Company’s consolidated financial statements described in the notes to the unaudited condensed consolidated financial statements; the Company’s ability to maintain its business by continually improving its existing capabilities and simultaneously developing and acquiring new business opportunities while maintaining its customer focus and providing the highest levels of customer support; the Company’s ability to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic and China; the Company’s expectation about the composition and amount of revenues to be received by the Company’s OTI division; the Company’s expectation about the gross margin contribution of the Company’s OTI division; the Company’s expectation that it will eliminate substantially all of the OTI division’s selling, general and administrative expenses in future periods; the Company’s ability to ensure a continuous supply of certain inventory items and smooth transition of the Plasco operations to the Dominican Republic in the second quarter of 2005; and the Company’s current expectation that cash equivalents and short term investments on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. The Company’s actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company’s Annual Report including, without limitation, those described under Risk Factors under the captions: “Low Barriers to Entry for Competitive Products”, “Potential Erosion of Profit Margins”, “Reliance upon Distributors”, “Small Sales and Marketing Force”, “Disruption of Sales and Marketing Group”, “Reliance upon Large Customers”, “Risks of Completing Acquisitions”, “Risks of Successfully Integrating Acquisitions”, “Reliance on International Operations”, “Reliance upon Microtek”, “Reliance upon Licensee for OTI’s Operating Results”, “Dependence on Key Personnel”, “Competition”, “Product Liability”, “Regulatory Risks”, “Risks of Obsolescence”, “Risks Affecting Protection of Technologies”, “Stock Price Volatility”, “Risks of Accounting for Income Taxes”, “Foreign Currency Risks”, “Risks for Increases in Costs of Raw Materials and Distribution Expenses” and “Anti-takeover Provisions”. The Company does not undertake to update the Company’s forward-looking statements to reflect future events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates.

The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom and the Netherlands are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments, net of applicable taxes, resulted in a loss of $290,000 and a gain of $64,000 for the three months ended March 31, 2005 and 2004, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in the results of operations as incurred. Foreign currency exchange losses included in operations for three months ended March 31, 2005 were approximately $377,000 and resulted from the translation of certain transactions of the Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries. The effect of foreign currency transactions was not material to the Company’s results of operations for the three months ended March 31, 2004.

Currency translations and transactions that are billed and paid in foreign currencies could be adversely affected in the future by the relationship of the U.S. dollar and the functional currencies of the Company’s foreign subsidiaries with foreign currencies.

The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not materially impact interest income accruing on these investments or, consequently, the Company’s operating results or cash flow. The Company’s greatest sensitivity with respect to the general level of U.S. interest rates relates to the effect that changes in those rates have on the Company’s interest expense. At March 31, 2005, the Company had long-term debt totaling $5.0 million that bears interest at a floating rate approximating the Prime Rate or LIBOR. Because these rates are variable, an increase or decrease in the Company’s average interest rate of ten percent, or approximately 40 basis points, would have increased or decreased interest expense by approximately $5,000 during the three months ended March 31, 2005.

The Company does not use derivative instruments for trading purposes or to hedge its market risks, and the use of such instruments would be subject to strict approvals by the Company’s senior officers. Therefore, the Company’s exposure related to such derivative instruments is not expected to be material to the Company’s financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, the Company carried out an evaluation (the “Evaluation”) of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the Evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the quarter for which this report is being filed to ensure that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter for which this report is filed, there were no material modifications in the instruments defining the rights of shareholders. During the quarter for which this report is filed, none of the rights evidenced by the shares of the Company’s common stock were materially limited or qualified by the issuance or modification of any other class of securities. The Company made no repurchases of equity securities during the quarter ended March 31, 2005.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

As described in the Company’s Current Report on Form 8-K dated March 3, 2005 filed under Items 1.01, 1.02 and 5.02, the Company offered to enter into a separation and release agreement (the “Severance Agreement”) with the Company’s former Executive Vice President of Sales and Marketing. A copy of that Severance Agreement, as subsequently finalized and executed by the parties, is filed herewith.

Item 6.   Exhibits

Exhibit No.	Description

3.1(1)	Articles of Incorporation of Isolyser Company, Inc.

3.3(2)	Amended and Restated Bylaws of Microtek Medical Holdings, Inc.

4.1(3)	Specimen Certificate of Common Stock

10.1	Separation Agreement and Full Release of All Claims between Microtek Medical Holdings, Inc. and Barbara J. Osborne

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 33-83474).

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-83474).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2005.

MICROTEK MEDICAL HOLDINGS, INC.

By: /s/ Dan R. Lee
Dan R. Lee Chairman, President & Chief Executive Officer (principal executive officer)

By: /s/ Roger G. Wilson
Roger G. Wilson Chief Financial Officer (principal financial officer)