Form 10-Q
period 2005-06-30
MICROTEK MEDICAL HOLDINGS, INC
filed 2005-08-09
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	June 30, 2005	Commission File No. 0-24866

MICROTEK MEDICAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1746149
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes [X]    No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]    No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 5, 2005

Common Stock, $.001 par value	43,365,044

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended June 30, 2005 and June 30, 2004 and for the Six Months ended June 30, 2005 and June 30, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2005 and June 30, 2004

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

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

Assets	June 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$7,788	$8,964
Accounts receivable, net of allowances
of $1,251 and $1,025, respectively	19,416	18,162
Other receivables	780	842
Inventories	33,525	32,823
Prepaid expenses and other assets	3,314	3,539

Total current assets	64,823	64,330

Property and equipment	29,094	28,770
Less accumulated depreciation	(21,430)	(20,550)

Property and equipment, net	7,664	8,220

Goodwill	31,072	31,737
Other intangible assets, net	6,411	7,214
Deferred income taxes	13,859	13,962
Other assets	6,263	5,606

Total assets	$130,092	$131,069

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,032	$8,825
Accrued expenses	3,837	5,446
Income taxes payable	919	745
Current portion of long-term debt	493	495

Total current liabilities	13,281	15,511

Long-term debt, excluding current portion	2,236	4,984
Other long-term liabilities, excluding current portion	2,208	1,931

Total liabilities	17,725	22,426

Shareholders' equity:
Common stock	45	45
Additional paid-in capital	215,801	215,268
Accumulated deficit	(99,978)	(104,278)
Accumulated other comprehensive income (loss), net
of income taxes of $128 and $187, respectively	(402)	707

	115,466	111,742
Treasury shares, at cost	(3,099)	(3,099)

Total shareholders' equity	112,367	108,643

Total liabilities and shareholders' equity	$130,092	$131,069

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net revenues	$34,506	$30,157	$68,249	$59,454
Cost of goods sold	21,032	18,373	41,031	36,122

Gross profit	13,474	11,784	27,218	23,332
Operating expenses:
Selling, general and administrative	10,384	9,459	20,933	18,725
Research and development	218	246	471	508
Amortization of intangibles	237	158	483	306

Total operating expenses	10,839	9,863	21,887	19,539

Loss on disposition of assets	(156)	--	(156)	--

Income from operations	2,479	1,921	5,175	3,793

Interest income	64	14	82	31
Interest expense	(91)	(70)	(168)	(141)
Equity in earnings of investee	29	22	135	24
Foreign currency exchange loss	(46)	--	(423)	--

Income before income taxes	2,435	1,887	4,801	3,707
Income tax provision	236	195	501	291

Net income	$2,199	$1,692	$4,300	$3,416

Other comprehensive income (loss):
Foreign currency translation gain
(loss), net of income taxes	(859)	(33)	(1,149)	31
Unrealized gain on available for sale
securities, net of income taxes	69	60	40	55

Comprehensive income	$1,409	$1,719	$3,191	$3,502

Net income per common share - Basic and Diluted	$0.05	$0.04	$0.10	$0.08

Basic weighted average number of common
shares outstanding	43,301	42,974	43,273	42,874

Diluted weighted average number of common
shares outstanding	44,432	44,571	44,440	44,529

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30, 2005	Six months ended June 30, 2004
Cash flows from operating activities:
Net income	$4,300	$3,416
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,076	1,064
Amortization of intangibles	484	306
Provision for doubtful accounts	346	338
Deferred income taxes	162	--
Equity in earnings of investee	(135)	(24)
Other	(29)	--
Changes in operating assets and liabilities, net of
acquisitions	(3,158)	1,586

Net cash provided by operating activities	3,046	6,686

Cash flows from investing activities:
Purchase of and deposits for property and equipment	(673)	(991)
Acquisition of OrthoPlast	--	(413)
Acquisition of International Medical Products	--	(9,454)
Proceeds from dispositions of equipment	215	--

Net cash used in investing activities	(458)	(10,858)

Cash flows from financing activities:
Borrowings under line of credit agreement	55,579	54,608
Repayments under line of credit agreement	(58,082)	(53,665)
Changes in bank overdraft	(1,531)	(467)
Repayments under notes payable	(247)	(228)
Proceeds from exercise of stock options	65	885
Proceeds from issuance of common stock	468	425

Net cash provided by (used in) financing activities	(3,748)	1,558

Effect of exchange rate changes on cash	(16)	31

Net decrease in cash and cash equivalents	(1,176)	(2,583)
Cash and cash equivalents at beginning of period	8,964	9,462

Cash and cash equivalents at end of period	$7,788	$6,879

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

Certain reclassifications have been made to the 2004 unaudited condensed consolidated financial statements to conform to the classifications used in 2005.

2.	CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. During the three and six months ended June 30, 2005, there have been no material changes to any of the Company’s critical accounting policies.

3.	NEWLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges in all circumstances. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 151 will have on the Company’s consolidated financial position, results of operations and cash flows.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 153 will have on the Company’s consolidated financial position, results of operations and cash flows.

4.	ACQUISITIONS

Each of the following acquisitions was accounted for as a business combination in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations related to the acquired assets have been included in the accompanying unaudited condensed consolidated financial statements from their respective acquisition date.

Effective March 1, 2004, Microtek acquired substantially all of the assets of Ortho/Plast, Inc. (“OrthoPlast”), a marketer of a small line of orthopedic products. The purchase price of approximately $419,000 in cash, including certain acquisition costs, was allocated to accounts receivable, inventories, property and equipment and identifiable intangibles (principally trademarks and customer list) based on those assets’respective estimated fair values, with the excess allocated to goodwill. The amount allocated to goodwill was not significant. The terms of the related purchase agreement also provide for additional cash consideration up to $600,000 if future revenues from the Company’s orthopedic product line exceed certain targeted levels, as defined in the agreement, through 2009. The additional consideration will be recorded when it is determinable that such target revenues are probable of being met and is expected to result in additional goodwill. The acquisition of OrthoPlast on March 1, 2004, did not have a material impact on the Company’s consolidated results of operations for the three months and six months ended June 30, 2005 or 2004.

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

The following unaudited pro forma financial information for the three months and six months ended June 30, 2005 and 2004 reflects the Company’s results of operations as if the IMP acquisition had been completed on January 1, 2004 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net revenues	$34,506	$32,426	$68,249	$65,127
Net income	$2,199	$2,029	$4,300	$4,158
Net income per share - basic	$0.05	$0.05	$0.10	$0.10
Net income per share - diluted	$0.05	$0.05	$0.10	$0.09

The pro forma financial information is based on estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the operating results that would have occurred had the IMP acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

5.	LICENSE AGREEMENT

In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to Eastern Technologies, Inc. (“ETI”) a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and homeland security industry, and for certain other industrial applications. Under the terms of the License Agreement, the Company will receive license royalties equal to $75,000 per quarter for the first three years of the agreement. Thereafter and generally until the expiration of the underlying patents related to the product or service generating the subject royalties, the Company will receive license royalties equal to the greater of: (i) generally 5% of net sales, as defined in the agreement, or (ii) $300,000 per year. The royalty rate is subject to downward adjustment in certain events with respect to net sales of certain products. The Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company has agreed to provide certain sourcing and supply chain management services to ETI, and ETI has agreed to purchase a total of approximately $4.8 million of inventory over the term of the Supply Agreement. For these services, the Company will receive management fees totaling $2.7 million, $600,000 of which was received at the signing of the Supply Agreement. The balance of the management fees are payable in quarterly installments of $175,000 beginning December 31, 2004 and at the end of each quarter thereafter until September 30, 2007. The cash payment of $600,000 was recorded as deferred revenue (included in accrued expenses, a current liability) upon receipt. This amount, together with all future management fees collected from ETI, will be recognized into income ratably over the term of the Supply Agreement as nuclear finished goods inventories on hand are sold to ETI. At June 30, 2005, amounts recognized into income exceeded cash receipts from ETI by approximately $425,000, which amount was recorded in the accompanying unaudited condensed consolidated balance sheet in prepaid expenses and other current assets. At December 31, 2004, cash receipts from ETI exceeded amounts recognized into income by $221,000, which amount was recorded in the accompanying unaudited condensed consolidated balance sheet in accrued expenses (current liability).

6.	SALE OF INVENTORIES TO RELATED PARTY

In September 2004, the Company entered into an agreement with Global Resources International, Inc. (“GRI”), a related party as described in Note 7 below, for the sale of certain of its raw material inventories used in the manufacture of finished goods for sale to the nuclear industry. At closing, the Company received cash proceeds of $200,000 and a promissory note in the amount of $1.051 million. The promissory note bears interest at 5% and is to be repaid ratably as the raw material inventories purchased by GRI in the transaction are consumed by GRI, with payments of principal in an amount not less than 25% of the original principal amount per year. The total gain on the sale of these raw material inventories approximated $467,000. Of this total gain, approximately $91,000, an amount commensurate with the Company’s relative ownership interest in GRI, was deferred and is being recognized into income as the raw material inventories purchased by GRI in the transaction are sold by GRI. Approximately $10,000 and $26,000 of this deferred gain was recognized into income during the three months and six months ended June 30, 2005, respectively.

7.	INVESTMENT IN AFFILIATED COMPANY

In May 2000, the Company and certain of its affiliates and employees organized GRI. From its manufacturing facilities located in China, GRI provides certain material sourcing and manufacturing of various Microtek’s products where such supply arrangements are advantageous to Microtek based on favorable pricing and other considerations. The Company and a non-executive member of the Company’s management own 19.5 percent and 30 percent, respectively, of GRI. Accordingly, the Company accounts for its investment in GRI under the equity method. The Company’s investment in GRI was approximately $435,000 and $300,000 at June 30, 2005 and December 31, 2004, respectively. The Company recorded $29,000 and $135,000 of income during the three months and six months ended June 30, 2005, respectively, and $22,000 and $24,000 of income during the three months and six months ended June 30, 2004, respectively, related to this investment.

8.	INVENTORIES

Inventories are stated at the lower of cost or market. The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are summarized by major classification at June 30, 2005 and December 31, 2004 as follows (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$12,754	$11,550
Work-in-progress	1,882	2,121
Finished goods	18,889	19,152

Total inventories	$33,525	$32,823

At June 30, 2005 and December 31, 2004, OREX inventories approximated $2.0 million and $3.8 million, respectively, and consisted primarily of finished goods.

9.	LONG-TERM DEBT

The Credit Agreement. The Company maintains a credit agreement with a Bank (the “Credit Agreement”). As amended to date, the Credit Agreement provides for a $23.5 million revolving credit facility, which matures on June 30, 2008. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (6.50% at June 30, 2005) or LIBOR plus an interest margin (4.85% at June 30, 2005). Borrowing availability under the revolving facility at June 30, 2005 and December 31, 2004 totaled $17.7 million and $16.3 million, respectively. There were outstanding borrowings under the revolving credit facility of $2.0 million at June 30, 2005 and $4.5 million at December 31, 2004. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At June 30, 2005 and December 31, 2004, the Company was in compliance with its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at June 30, 2005 or December 31, 2004. The Credit Agreement also provides for a fee of 0.3% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt. The Company is obligated under certain long-term lease arrangements and notes payable which aggregated $243,000 and $343,000 at June 30, 2005 and December 31, 2004, respectively. In addition, in conjunction with the acquisition of substantially all of the assets of Plasco, Inc. in November 2003, the Company signed a promissory note in the original principal amount of $1.1 million. This principal amount was reduced in December 2003 to $866,000 as a result of adjustments made to the original purchase price. This note payable, as adjusted, bears interest at 6%, is payable in quarterly installments of principal and interest beginning in March 2004 through October 2006, and amounted to $439,000 and $586,000 at June 30, 2005 and December 31, 2004, respectively. This note payable arrangement is subordinated to the Credit Agreement.

The carrying value of long-term debt at June 30, 2005 and December 31, 2004 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic Shares	43,301	42,974	43,273	42,874
Dilutive Shares (due to stock options)	1,131	1,597	1,167	1,655

Diluted Shares	44,432	44,571	44,440	44,529

For the three and six months ended June 30, 2005, options to purchase approximately 1.8 million and 1.1 million shares, respectively, were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. There were 275,000 antidilutive shares for the three months and six months ended June 30, 2004.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	42.9%	34.5%	42.6%	20.5%
Risk free interest rate	4.0%	4.2%	4.1%	3.9%
Forfeiture rate	0.0%	0.0%	0.0%	0.0%
Expected life, in years	9.3	6.7	9.3	9.7

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,199	$1,692	$4,300	$3,416
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(305)	(255)	(573)	(818)

Pro forma net income	$1,894	$1,437	$3,727	$2,598

Net income per share:
Basic and Diluted - as reported	$0.05	$0.04	$0.10	$0.08

Basic - pro forma	$0.04	$0.03	$0.09	$0.06

Diluted - pro forma	$0.04	$0.03	$0.08	$0.06

12.	STOCK REPURCHASE PROGRAM

In December 2004, the Board of Directors amended the Company’s existing stock repurchase program to authorize the repurchase of an aggregate of 2.0 million shares through December 31, 2005. No shares were repurchased during the three months and six months ended June 30, 2005 and 2004. As of June 30, 2005, the Company had repurchased approximately 1.3 million shares for an aggregate repurchase price of approximately $2.7 million.

13.	GEOGRAPHIC CONCENTRATIONS

A significant portion of the Company’s products are manufactured at its facilities in the Dominican Republic, Mexico and the Netherlands or at GRI’s facilities in China. Included in the Company’s consolidated balance sheet at June 30, 2005 and December 31, 2004 are the net assets of the Company’s manufacturing and distribution facilities located in the United Kingdom and the Dominican Republic which total $16.1 million and $14.3 million, respectively. Additionally, at June 30, 2005 and December 31, 2004, the net assets of the Company’s manufacturing and distribution operations in the Netherlands totaled $13.2 million and $15.0 million, respectively. Only the Company’s facilities in the United Kingdom and the Netherlands sell products to external customers. Total international sales by the Company were $8.9 million and $17.3 million for the three months and six months ended June 30, 2005, respectively, and $4.6 million and $8.4 million for the three months and six months ended June 30, 2004, respectively.

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

The Company provides healthcare professionals with innovative product solutions that encompass a high level of patient care and prevention of cross infection. The Company intends to grow this business by continually improving its existing capabilities and simultaneously developing and acquiring new business opportunities while maintaining its customer focus and providing the highest levels of customer support. The Company seeks to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic and China.

Results of Operations

The following tables set forth certain unaudited income statement data, including amounts expressed as a percentage of net revenues, for the three months and six months ended June 30, 2005 and 2004:

	Three months ended June 30, 2005		Three months ended June 30, 2004
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$34,506	100.0%	$30,157	100.0%
Gross profit	13,474	39.0%	11,784	39.1%
Selling, general and administrative
expenses	10,384	30.1%	9,459	31.4%
Income from operations	2,479	7.2%	1,921	6.4%
Net income	$ 2,199	6.4%	$ 1,692	5.6%

	Six months ended June 30, 2005		Six months ended June 30, 2004
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$68,249	100.0%	$59,454	100.0%
Gross profit	27,218	39.9%	23,332	39.2%
Selling, general and administrative
expenses	20,933	30.7%	18,725	31.5%
Income from operations	5,175	7.6%	3,793	6.4%
Net income	$ 4,300	6.3%	$ 3,416	5.7%

Three Months and Six Months Ended June 30, 2005 Compared to Three Months and Six Months Ended June 30, 2004

Net Revenues.  Net revenues for the three months ended June 30, 2005 (the “2005 Quarter”) were $34.5 million, an increase of $4.3 million or 14.4 percent from the $30.2 million of net revenues reported for the three months ended June 30, 2004 (the “2004 Quarter”). Net revenues for the six months ended June 30, 2005 (the “2005 Period”) were $68.2 million, an increase of $8.8 million, or 14.8 percent, over the $59.5 million of net revenues reported for the six months ended June 30, 2004 (the “2004 Period”). Approximately $2.7 million of the increased revenues in the 2005 Quarter were attributable to businesses acquired in the IMP transaction on May 28, 2004. For the 2005 Period, approximately $6.6 million of the increased revenues is attributable to the IMP acquisition.

For the 2005 Quarter, Microtek’s net revenues totaled $33.2 million, an increase of $4.1 million or 14.1 percent over Microtek’s net revenues of $29.1 million in the 2004 Quarter. Excluding revenues attributable to businesses acquired in the IMP transaction, Microtek’s net revenues grew by $1.4 million, or 4.9 percent, over the 2004 Quarter. During the 2005 Period, Microtek’s net revenues increased by $8.9 million, or 15.7 percent, to $65.3 million from $56.4 million in net revenues reported for the 2004 Period. Excluding revenues from the IMP transaction, Microtek’s revenue growth in the 2005 Period totaled $2.3 million or 4.1 percent over the 2004 Period.

The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues for the 2005 Quarter and 2004 Quarter and for the 2005 Period and 2004 Period:

	Three months ended June 30, 2005		Three months ended June 30, 2004
	Amount	% of Total	Amount	% of Total
Domestic	$ 24.3	73.3%	$ 24.5	84.0%
International	8.9	26.7%	4.6	16.0%

Total	$ 33.2	100.0%	$ 29.1	100.0%

	Six months ended June 30, 2005		Six months ended June 30, 2004
	Amount	% of Total	Amount	% of Total
Domestic	$ 48.0	73.5%	$ 48.0	85.0%
International	17.3	26.5%	8.4	15.0%

Total	$ 65.3	100.0%	$ 56.4	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories: domestic branded and contract manufacturing (commonly referred to as OEM). Domestic branded revenues were 63.0 percent and OEM revenues were 37.0 percent of total domestic revenues in the 2005 Quarter as compared to 67.1 percent and 32.9 percent, respectively, in the 2004 Quarter. For the 2005 Period, domestic branded revenues comprised 64.5 percent and OEM revenues comprised 35.5 percent of total domestic revenues, respectively, versus 65.5 percent and 34.5 percent, respectively for the 2004 Period. Included in the Company’s OEM revenues are sales of products to “non-branded” or private label customers. Previously, sales of the Company’s branded products to custom procedure tray assemblers (also known as kitpackers) were included in the Company’s OEM channel revenues. Beginning January 1, 2005, kitpacker sales are now included in the Company’s domestic branded channel so that the Company’s domestic branded sales force can better monitor and promote end user awareness of and loyalty to the Company’s products which are included in these kits. Revenues attributable to the domestic branded and OEM channels in the 2004 Quarter and 2004 Period have been restated to conform to channel classification used in the 2005 Quarter and 2005 Period.

Domestic branded revenues in the 2005 Quarter and 2005 Period decreased by $1.1 million, or 6.6 percent, and $486 thousand, or 1.6 percent, respectively, from the same prior year periods primarily as a result of lower kitpacker revenues resulting from the consolidation of two large kit companies during 2004. Additionally, pricing and other competitive pressures experienced by the Company’s Preventek division (which includes Microtek’s CleanOp and safety product lines) and a decline in Venodyne product sales contributed to the overall decline in domestic branded revenues for the 2005 Quarter. For the 2005 Quarter and 2005 Period, OEM revenues increased by $965 thousand, or 12.0 percent, and $469 thousand, or 2.8 percent, respectively, as a result of substantial improvements in private label revenues which offset lower woundcare revenues in both the 2005 Quarter and 2005 Period and, in the 2005 Period, lower triad product revenues. As a result, Microtek’s total domestic revenues decreased by approximately $100 thousand from the 2004 Quarter and were essentially the same as those recorded in the 2004 Period.

Microtek’s international net revenues for the 2005 Quarter and 2005 Period, including revenues related to the IMP business of $3.7 million and $7.6 million, respectively, increased by $4.3 million over the 2004 Quarter to $8.9 million and by $8.9 million over the 2004 Period to $17.3 million. International revenues, excluding the impact of IMP revenues, increased by approximately $1.5 million, or 40.5 percent, in the 2005 Quarter versus the 2004 Quarter and by approximately $2.3 million, or 30.3 percent, in the 2005 Period versus the 2004 Period.

OTI’s net revenues in the 2005 Quarter and 2005 Period totaled $1.3 million and $3.0 million, respectively, and consisted primarily of sales of finished goods inventories to ETI and royalties under the license agreement of $75 thousand and $150 thousand, respectively. OTI’s net revenues in the 2004 Quarter and 2004 Period were $1.0 million and $3.0 million, respectively. Subsequent to the ETI transaction which was completed at the end of the third quarter of 2004, the Company expects that future OTI division revenues will consist of license royalties totaling $75 thousand per quarter through September 2007 and sales of finished goods inventories to ETI, including a pro rata share of management fee income, aggregating approximately $7.5 million over the three-year term of the Supply Agreement.

Gross Margin.  The Company’s consolidated gross profit increased $1.7 million, or 14.3 percent, in the 2005 Quarter to $13.5 million primarily as a result of increased revenues. For the 2005 Period, the Company’s consolidated gross profit increased $3.9 million, or 16.7 percent, to $27.2 million. The Company’s consolidated gross margin percentage for the 2005 Quarter and 2005 Period was 39.0 percent and 39.9 percent, respectively, as compared to 39.1 percent in the 2004 Quarter and 39.2 percent in the 2004 Period. The revenue mix changes resulting from the strong growth in international revenues, coupled with the decreases in the domestic branded revenues, significantly pressured gross margins in the 2005 Quarter and 2005 Period. Additionally, the strengthening of the Dominican peso versus the U.S. dollar resulted in manufacturing cost increases in the Company’s Dominican Republic operations. Successful cost reduction programs in place in the 2005 Quarter and 2005 Period helped to offset the impact of the revenue mix and these currency exchange losses such that gross margins in the 2005 Quarter were relatively consistent with the 2004 Quarter and were slightly improved in the 2005 Period as compared to the 2004 Period.

Operating Expenses.  Consolidated operating expenses for the 2005 Quarter were $10.8 million, or 31.4 percent of net revenues, as compared to $9.9 million, or 32.7 percent of net revenues, in the 2004 Quarter. For the 2005 Period, consolidated operating expenses were $21.9 million, or 32.1 percent of net revenues, versus $19.5 million, or 32.9 percent of net revenues, for the 2004 Period. The net increase in the absolute dollar amount of operating expenses in the 2005 Quarter and 2005 Period resulted primarily from selling, general and administrative expenses related to the IMP businesses which were acquired in May 2004, higher distribution and other variable selling costs associated with increasing revenues, increased accounting and audit expenses and amortization of intangibles associated with the IMP acquisition.

Consolidated selling, general and administrative expenses in the 2005 Quarter and 2005 Period were $10.4 million and $20.9 million, respectively, as compared to $9.5 million in the 2004 Quarter and $18.7 million in the 2004 Period. As a percentage of net revenues, the Company’s consolidated selling, general and administrative expenses were 30.1 percent in the 2005 Quarter and 30.7 percent in the 2005 Period, as compared to 31.4 percent in the 2004 Quarter and 31.5 percent in the 2004 Period.

Microtek’s selling, general and administrative expenses in the 2005 Quarter and 2005 Period increased by $1.3 million and $2.9 million, respectively, over the comparable prior year periods. Of the increases reported in the 2005 Quarter and 2005 Period, approximately $941 thousand and $1.8 million, respectively, was attributable to selling, general and administrative expenses of the IMP businesses acquired in May 2004. Excluding expenses of the IMP businesses, Microtek’s distribution and general and administrative expenses in the 2005 Quarter increased by $257 thousand and $68 thousand, respectively, while Microtek’s sales and marketing expenses were relatively unchanged. For the 2005 Period, the $1.1 million increase in Microtek’s selling, general and administrative expenses, net of expenses of the IMP businesses, included a $434 thousand increase in distribution expenses, a $552 thousand increase in sales and marketing expenses and a $85 thousand increase in general and administrative expenses. Microtek attributes the increase in distribution expenses in the 2005 Quarter and 2005 Period to higher shipping and air freight costs resulting from rising petroleum prices. Salaries and benefits and other variance selling costs associated with increased revenues contributed to the 2005 Period increase in sales and marketing expenses. Higher accounting and audit expenses related to the Company’s internal control and other Sarbanes Oxley compliance efforts were slightly offset by lower administrative salaries and resulted in the net increases in general and administrative expenses for the 2005 Quarter and 2005 Period.

Following the ETI transaction in September 2004, the Company has substantially reduced the selling, general and administrative expenses of its OTI division. During the 2005 Quarter and 2005 Period, OTI’s selling, general and administrative expenses, consisting primarily of franchise taxes and miscellaneous administrative costs, totaled $31 thousand and $68 thousand, respectively. These amounts represent decreases of $347 thousand and $710 thousand from the 2004 Quarter and 2004 Period, respectively.

Consolidated research and development expenses of $218 thousand for the 2005 Quarter and $471 for the 2005 Period decreased slightly from $246 thousand in the 2004 Quarter and $508 thousand in the 2004 Period.

Consolidated amortization of intangibles in the 2005 Quarter and 2005 Period was $237 thousand and $483 thousand, respectively, versus $158 thousand in the 2004 Quarter and $306 thousand in the 2004 Period. The increases in the 2005 Quarter and 2005 Period resulted primarily from the amortization of intangibles acquired in the IMP acquisition in May 2004.

Income from Operations.  Income from operations for the 2005 Quarter was $2.5 million, or 7.2 percent of net revenues, versus $1.9 million, or 6.4 percent of net revenues, in the 2004 Quarter. Income from operations for the 2005 Period was $5.2 million, or 7.6 percent of net revenues, versus $3.8 million, or 6.4 percent of net revenues, in the 2004 Period. Included in income from operations in the 2005 Quarter and 2005 Period were disposition losses of approximately $156 thousand related to the closure of the Company’s manufacturing facilities in Gurnee, Illinois and the transition of those operations to the Dominican Republic.

For the 2005 Quarter, Microtek’s income from operations of $2.1 million was consistent with income from operations recorded in the 2004 Quarter. For the 2005 Period, Microtek’s income from operations of $4.2 million increased by approximately $441 thousand, or 11.7 percent, from $3.8 million in income from operations recorded in the 2004 Period.

The Company’s OTI division reported income from operations in the 2005 Quarter of $393 thousand versus a loss from operations of $202 thousand in the 2004 Quarter. For the 2005 Period, OTI reported income from operations of $954 thousand versus income from operations of $14 thousand in the 2004 Period. The increases in OTI’s income from operations in the 2005 Quarter and 2005 Period are attributable to the ETI transaction concluded in September 2004 which stabilized gross margins at approximately 38 percent and eliminated a significant portion of OTI’s selling, general and administrative expenses.

Interest Expense and Interest Income.  Consolidated interest expense for the 2005 Quarter and 2005 Period was $91 thousand and $168 thousand, respectively, as compared to $70 thousand in the 2004 Quarter and $141 thousand in the 2004 Period. The increases in consolidated interest expense in the 2005 Quarter and 2005 Period resulted primarily from higher average borrowing rates in the 2005 periods. Interest income of $64 thousand and $82 thousand in the 2005 Quarter and 2005 Period, respectively, increased from $14 thousand in the 2004 Quarter and $31 thousand in the 2004 Period as a result of higher interest rates applicable to the Company’s cash and cash equivalents and interest income attributable to the GRI promissory note related to the September 2004 sale of certain raw material inventories.

Other Income/Expense, Net.  Included in other expenses in the 2005 Quarter and 2005 Period were foreign currency exchange losses of approximately $46 thousand and $423 thousand, respectively, which resulted from the translation of certain intercompany transactions of the Company’s Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries. There were no such foreign currency exchange losses in the 2004 Quarter or 2004 Period. The Company believes that changes made to the structure of these intercompany transactions during the quarter ended June 30, 2005 will significantly minimize the occurrence of these foreign currency exchange losses in future periods.

Included in other income in the 2005 Quarter and 2005 Period are the Company’s equity in earnings of its investee, GRI, of $29 thousand and $135 thousand, respectively, as compared to $22 thousand for the 2004 Quarter and $24 thousand for the 2004 Period.

Income Taxes.  The Company’s provision for income taxes in the 2005 Quarter and 2005 Period reflects income tax expense of $236 thousand and $501 thousand, respectively, consisting entirely of the Company’s state and foreign tax provisions for 2005 Quarter and 2005 Period. This compares to income tax expense approximately $195 thousand for the 2004 Quarter and $291 thousand for the 2004 Period.

Net Income.  The resulting net income for the 2005 Quarter and 2005 Period was $2.2 million, or $0.05 per diluted share, and $4.3 million, or $0.10 per diluted share, respectively. Net income for the 2004 Quarter and 2004 Period was $1.7 million, or $0.04 per diluted share, and $3.4 million, or $0.08 per diluted share, respectively.

Liquidity and Capital Resources

As of June 30, 2005 and December 31, 2004, the Company’s cash and cash equivalents totaled $7.8 million and $9.0 million, respectively. The Company’s cash flow activity in the 2005 Period and 2004 Period was as follows (in thousands):

	Six months ended June 30,
	2005	2004
Cash provided by operating activities	$3,046	$6,686
Cash used in investing activities	(458)	(10,858)
Cash provided by (used in) financing
activities	(3,748)	1,558

The Company’s principal sources of liquidity have been net cash from operating activities and borrowings under the Company’s Credit Agreement. The Company’s liquidity requirements arise primarily from its obligations under the indebtedness incurred in connection with acquisitions, capital investment in property and equipment and funding of the Company’s working capital needs.

During the 2005 Period, the Company’s operating activities generated cash of $3.0 million and consisted primarily of net income from operations, depreciation and amortization of $1.6 million and a $756 thousand increase in accounts payable. Offsetting these sources of cash were a $1.2 million increase in accounts receivable, net of allowances, a $445 thousand increase in prepaid expenses and other assets, decreases in accrued compensation and other liabilities of $955 thousand and a $974 thousand increase in inventories. The increase in inventories was due to certain purchasing strategies employed by the Company during the 2005 Period to ensure a continuous supply of certain inventory items and to facilitate a smooth transition of the Company’s Plasco manufacturing operations from Gurnee, Illinois to the Dominican Republic in the second quarter of 2005. During the 2004 Period, the Company’s operating activities generated cash of approximately $6.7 million which included net income, depreciation and amortization of $1.4 million, a $1.6 million decrease in inventories, and a $2.3 million increase in accounts payable, accrued compensation and other liabilities offset by a $2.0 million increase in accounts receivables, net of allowances, prepaid expenses and other assets.

Cash used in investing activities in the 2005 Period totaled $458 thousand as a result of purchases of capital property and equipment of $673 thousand which was offset by proceeds from dispositions of $215 thousand. Investing activities in the 2004 Period used approximately $10.9 million in cash, including purchases of capital property and equipment of $991 thousand and cash consideration of $413 thousand and $9.5 million for the OrthoPlast and IMP acquisitions, respectively.

During the 2005 Period, financing activities used $3.7 million in cash. Financing cash inflows in the 2005 Period included proceeds from the exercise of stock options and other stock issuances of $533 thousand. Financing cash outflows for the 2005 Period included net repayments of borrowings under the Company’s Credit Agreement of $2.5 million, repayments of other long-term debt agreements of $247 thousand and a decrease in the Company’s bank overdraft of approximately $1.5 million. Cash provided by financing activities for the 2004 Period of $1.6 million consisted of net borrowings under the Company’s Credit Agreement of $943 thousand, $885 thousand from the exercise of stock options and $425 thousand from other stock issuances. Offsetting these financing cash inflows in the 2004 Period were the repayment of other long-term debt agreements of $228 thousand and a decrease in the Company’s bank overdraft of $467 thousand.

The Company maintains a $23.5 million credit agreement (as amended to date, the “Credit Agreement”) with the JP Morgan Chase Bank (the “Bank”), consisting of a revolving credit facility maturing on June 30, 2008. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Outstanding borrowings under the revolving credit facility were $2.0 million and $4.5 million at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, the Company had additional borrowing availability under the revolving facility of $15.6 million. As of August 5, 2005, the Company’s total borrowing availability under the revolving facility was $17.4 million, of which the Company had borrowed approximately $770 thousand. Revolving credit borrowings bear interest, at the Company’s option, at either a floating rate approximating the Bank’s prime rate plus an interest margin (6.5% at August 5, 2005) or LIBOR plus an interest margin (4.85% at August 5, 2005). At June 30, 2005, the Company was in compliance with its financial covenants under the Credit Agreement.

Based on its current business plan, the Company expects that cash equivalents and short-term investments on hand, the Company’s credit facility, as amended, and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. However, currently unforeseen future developments, potential acquisitions and increased working capital requirements may require additional debt financing or issuance of common stock in 2005 and subsequent years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheets arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Forward Looking Statements

Statements made in this Quarterly Report include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the effect of newly issued accounting standards on the Company’s consolidated financial statements described in the notes to the unaudited condensed consolidated financial statements; the Company’s ability to grow its business by continually improving its existing capabilities and simultaneously developing and acquiring new business opportunities while maintaining its customer focus and providing the highest levels of customer support; the Company’s ability to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic and China; the Company’s expectation about the composition and amount of revenues to be received by the Company’s OTI division; and the Company’s current expectation that cash equivalents and short term investments on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. The Company’s actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company’s Annual Report including, without limitation, those described under Risk Factors under the captions: “Low Barriers to Entry for Competitive Products”, “Potential Erosion of Profit Margins”, “Reliance upon Distributors”, “Small Sales and Marketing Force”, “Disruption of Sales and Marketing Group”, “Reliance upon Large Customers”, “Risks of Completing Acquisitions”, “Risks of Successfully Integrating Acquisitions”, “Reliance on International Operations”, “Reliance upon Microtek”, “Reliance upon Licensee for OTI’s Operating Results”, “Dependence on Key Personnel”, “Competition”, “Product Liability”, “Regulatory Risks”, “Risks of Obsolescence”, “Risks Affecting Protection of Technologies”, “Stock Price Volatility”, “Risks of Accounting for Income Taxes”, “Foreign Currency Risks”, “Risks for Increases in Costs of Raw Materials and Distribution Expenses” and “Anti-takeover Provisions”. The Company does not undertake to update the Company’s forward-looking statements to reflect future events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates.

The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom and the Netherlands are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments, net of applicable taxes, resulted in losses of $859 thousand and $33 thousand for the three months ended June 30, 2005 and 2004, respectively, and a loss of $1.1 million and a gain of $31 thousand for the six months ended June 30, 2005 and 2004, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in the results of operations as incurred. Foreign currency exchange losses included in operations for three months and six months ended June 30, 2005 were approximately $46 thousand and $423 thousand, respectively, and resulted from the translation of certain intercompany transactions of the Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries. The effect of foreign currency transactions was not material to the Company’s results of operations for the three months and six months ended June 30, 2004. The Company believes that changes made to the structure of these intercompany transactions during the quarter ended June 30, 2005 will significantly minimize the occurrence of foreign currency exchange losses arising from the translation of these intercompany transactions in future periods.

Currency translations and transactions that are billed and paid in foreign currencies could be adversely affected in the future by the relationship of the U.S. dollar and the functional currencies of the Company’s foreign subsidiaries with foreign currencies.

The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not materially impact interest income accruing on these investments or, consequently, the Company’s operating results or cash flow. The Company’s greatest sensitivity with respect to the general level of U.S. interest rates relates to the effect that changes in those rates have on the Company’s interest expense. At June 30, 2005, the Company had long-term debt totaling $2.0 million that bears interest at a floating rate approximating the Prime Rate or LIBOR. Because these rates are variable, an increase or decrease in the Company’s average interest rate of ten percent, or approximately 45 basis points, would have increased or decreased interest expense by approximately $10 thousand during the six months ended June 30, 2005.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter for which this report is filed, there were no material modifications in the instruments defining the rights of shareholders. During the quarter for which this report is filed, none of the rights evidenced by the shares of the Company’s common stock were materially limited or qualified by the issuance or modification of any other class of securities. The Company made no repurchases of equity securities during the quarter ended June 30, 2005.

Item 3.  Default Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

During the period cover by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company’s Proxy Statement for its Annual Meeting of Shareholders held May 18, 2005.

(a) The Company’s annual meeting of shareholders was held on May 18, 2005.
(b) The nominees for the Board of Directors of the Company are identified below.
(c) With respect to the election of directors, the inspector of election tabulated the following votes:

Nominee for Office	Number of Votes For	Number of Votes Withheld	Abstention
Kenneth F. Davis	37,700,822	305,629	--
Michael E. Glasscock, III	37,700,414	306,037	--
Rosdon Hendrix	37,443,323	563,128	--
Dan R. Lee	37,839,550	166,901	--
Gene R. McGrevin	37,824,058	182,393	--
Marc R. Sarni	37,837,422	169,029	--
Ronald L. Smorada	37,847,575	158,876	--

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description

3.1 (1)	Articles of Incorporation of Isolyser Company, Inc.

3.3(2)	Amended and Restated Bylaws of Microtek Medical Holdings, Inc.

4.1(3)	Specimen Certificate of Common Stock

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 33-83474).

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-83474).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2005.

MICROTEK MEDICAL HOLDINGS, INC.

By: /s/ Dan R. Lee
Dan R. Lee Chairman, President and Chief Executive Officer (principal executive officer)

By: /s/ Roger G. Wilson
Roger G. Wilson Chief Financial Officer (principal financial officer)