Form 10-Q
period 2005-09-30
MICROTEK MEDICAL HOLDINGS, INC
filed 2005-11-09
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	September 30, 2005	Commission File No. 0-24866

MICROTEK MEDICAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1746149
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes    X       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    X       No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 4, 2005

Common Stock, $.001 par value	43,407,356

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended September 30, 2005 and September 30, 2004 and for the Nine Months ended September 30, 2005 and September 30, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2005 and September 30, 2004

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

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

Assets	September 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$9,068	$8,964
Accounts receivable, net of allowances of $1,407
and $1,025, respectively	19,890	18,162
Other receivables	1,255	842
Inventories	30,425	32,823
Deferred income taxes	3,212	1,990
Prepaid expenses and other current assets	1,831	1,549

Total current assets	65,681	64,330

Property and equipment	29,208	28,770
Less accumulated depreciation	(21,911)	(20,550)

Property and equipment, net	7,297	8,220

Goodwill	31,048	31,737
Other intangible assets, net	6,292	7,214
Deferred income taxes	20,498	13,962
Other assets	5,158	5,606

Total assets	$135,974	$131,069

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,617	$8,825
Accrued expenses	4,306	5,446
Income taxes payable	1,047	745
Current portion of long-term debt	466	495

Total current liabilities	11,436	15,511

Long-term debt, excluding current portion	549	4,984
Other long-term liabilities, excluding current portion	2,429	1,931

Total liabilities	14,414	22,426

Shareholders' equity:
Common stock	45	45
Additional paid-in capital	217,282	215,268
Accumulated deficit	(92,121)	(104,278)
Accumulated other comprehensive income (loss), net
of income taxes of $87 and $187, respectively	(547)	707

	124,659	111,742
Treasury shares, at cost	(3,099)	(3,099)

Total shareholders' equity	121,560	108,643

Total liabilities and shareholders' equity	$135,974	$131,069

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net revenues	$33,487	$33,984	$101,736	$93,438
Cost of goods sold	21,542	21,012	62,573	57,134

Gross profit	11,945	12,972	39,163	36,304
Operating expenses:
Selling, general and administrative	10,014	10,253	30,947	28,978
Research and development	172	304	643	812
Amortization of intangibles	243	159	726	465

Total operating expenses	10,429	10,716	32,316	30,255

Gain (loss) on dispositions	17	215	(139)	215

Income from operations	1,533	2,471	6,708	6,264
Interest income	40	11	122	42
Interest expense	(41)	(95)	(209)	(236)
Equity in earnings of investee	64	84	199	108
Foreign currency exchange gain (loss)	7	--	(416)	--

Income before income taxes	1,603	2,471	6,404	6,178
Income tax (benefit) expense	(6,254)	287	(5,753)	578

Net income	$7,857	$2,184	$12,157	$5,600

Other comprehensive income (loss):
Foreign currency translation gain
(loss), net of income taxes	(120)	(10)	(1,269)	21
Unrealized gain (loss) on available for sale
securities, net of income taxes	(25)	--	15	55

Comprehensive income	$7,712	$2,174	$10,903	$5,676

Net income per common share - Basic	$0.18	$0.05	$0.28	$0.13

Net income per common share - Diluted	$0.18	$0.05	$0.27	$0.13

Weighted average number of common shares
outstanding:
Basic	43,369	43,102	43,305	42,951

Diluted	44,563	44,409	44,479	44,506

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Cash flows from operating activities:
Net income	$12,157	$5,600
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,627	1,611
Amortization of intangibles	726	465
Provision for doubtful accounts	530	501
Deferred income taxes	(6,317)	--
Equity in earnings of investee	(199)	(108)
Other	(66)	(215)
Changes in operating assets and liabilities, net of
acquisitions	(2,521)	1,771

Net cash provided by operating activities	5,937	9,625

Cash flows from investing activities:
Purchase of and deposits for property and equipment	(859)	(1,404)
Acquisition of OrthoPlast	--	(419)
Acquisition of International Medical Products	--	(9,644)
Proceeds from dispositions of equipment	215	600

Net cash used in investing activities	(644)	(10,867)

Cash flows from financing activities:
Borrowings under line of credit agreement	82,415	78,865
Repayments under line of credit agreement	(86,510)	(79,156)
Changes in bank overdraft	(1,268)	(226)
Repayments under notes payable	(369)	(345)
Proceeds from exercise of stock options	88	968
Proceeds from issuance of common stock	586	555

Net cash provided by (used in) financing activities	(5,058)	661

Effect of exchange rate changes on cash	(131)	21

Net increase (decrease) in cash and cash equivalents	104	(560)
Cash and cash equivalents at beginning of period	8,964	9,462

Cash and cash equivalents at end of period	$9,068	$8,902

Supplemental disclosures of noncash investing and financing
activities:
Tax benefits related to stock options	$1,340	$--

Notes receivable from sale of inventories	$--	$1,422

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The Company’s discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. During the three and nine months ended September 30, 2005, there have been no material changes to any of the Company’s critical accounting policies.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Specifically, SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payments. SFAS No. 123(R) is effective with respect to the Company beginning with the first quarter of 2006. SFAS No. 123(R) permits companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method. The Company is still evaluating which transition method to utilize. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25‘s intrinsic value method and, as such, recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)‘s fair value method will have an impact on the Company’s results of operations, although it will have no significant impact on the Company’s overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and diluted net income per share in Note 11 to these unaudited condensed consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 in the third quarter of 2005 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

4.	ACQUISITIONS

Each of the following acquisitions was accounted for as a business combination in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations related to the acquired assets have been included in the accompanying unaudited condensed consolidated financial statements from their respective acquisition date.

Effective March 1, 2004, Microtek acquired substantially all of the assets of Ortho/Plast, Inc. (“OrthoPlast”), a marketer of a small line of orthopedic products. The purchase price of approximately $419,000 in cash, including certain acquisition costs, was allocated to accounts receivable, inventories, property and equipment and identifiable intangibles (principally trademarks and customer list) based on those assets’respective estimated fair values, with the excess allocated to goodwill. The amount allocated to goodwill was not significant. The terms of the related purchase agreement also provide for additional cash consideration up to $600,000 if future revenues from the Company’s orthopedic product line exceed certain targeted levels, as defined in the agreement, through 2009. The additional consideration will be recorded when it is determinable that such target revenues are probable of being met and is expected to result in additional goodwill. The acquisition of OrthoPlast on March 1, 2004, did not have a material impact on the Company’s consolidated results of operations for the three months and nine months ended September 30, 2005 or 2004.

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

The following unaudited pro forma financial information for the three months and nine months ended September 30, 2005 and 2004 reflects the Company’s results of operations as if the IMP acquisition had been completed on January 1, 2004 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenues	$33,487	$33,984	$101,736	$99,111
Net income	$7,857	$2,184	$12,157	$6,342
Net income per share - basic	$0.18	$0.05	$0.28	$0.15
Net income per share - diluted	$0.18	$0.05	$0.27	$0.14

The pro forma financial information is based on estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the operating results that would have occurred had the IMP acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

5.	LICENSE AGREEMENT

In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to Eastern Technologies, Inc. (“ETI”) a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and homeland security industry, and for certain other industrial applications. Under the terms of the License Agreement, the Company will receive license royalties equal to $75,000 per quarter for the first three years of the agreement. Thereafter and generally until the expiration of the underlying patents related to the product or service generating the subject royalties, the Company will receive license royalties equal to the greater of: (i) generally 5% of net sales, as defined in the agreement, or (ii) $300,000 per year. The royalty rate is subject to downward adjustment in certain events with respect to net sales of certain products. The Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company has agreed to provide certain sourcing and supply chain management services to ETI, and ETI has agreed to purchase a total of approximately $4.8 million of inventory over the term of the Supply Agreement. For these services, the Company will receive management fees totaling $2.7 million, $600,000 of which was received at the signing of the Supply Agreement. The balance of the management fees are payable in quarterly installments of $175,000 beginning December 31, 2004 and at the end of each quarter thereafter until September 30, 2007. The cash payment of $600,000 was recorded as deferred revenue (included in accrued expenses, a current liability) upon receipt. This amount, together with all future management fees collected from ETI, will be recognized into income ratably over the term of the Supply Agreement as nuclear finished goods inventories on hand are sold to ETI. At September 30, 2005, amounts recognized into income exceeded cash receipts from ETI by approximately $588,000, which amount was recorded in the accompanying unaudited condensed consolidated balance sheet in prepaid expenses and other current assets. At December 31, 2004, cash receipts from ETI exceeded amounts recognized into income by $221,000, which amount was recorded in the accompanying unaudited condensed consolidated balance sheet in accrued expenses (current liability).

6.	SALE OF INVENTORIES TO RELATED PARTY

In September 2004, the Company entered into an agreement with Global Resources International, Inc. (“GRI”), a related party as described in Note 7 below, for the sale of certain of its raw material inventories used in the manufacture of finished goods for sale to the nuclear industry. At closing, the Company received cash proceeds of $200,000 and a promissory note in the amount of $1.051 million. The promissory note bears interest at 5% and is to be repaid ratably as the raw material inventories purchased by GRI in the transaction are consumed by GRI, with payments of principal in an amount not less than 25% of the original principal amount per year. The total gain on the sale of these raw material inventories approximated $467,000. Of this total gain, approximately $91,000, an amount commensurate with the Company’s relative ownership interest in GRI, was deferred and is being recognized into income as the raw material inventories purchased by GRI in the transaction are sold by GRI. Approximately $37,000 and $63,000 of this deferred gain was recognized into income during the three months and nine months ended September 30, 2005, respectively.

7.	INVESTMENT IN AFFILIATED COMPANY

In May 2000, the Company and certain of its affiliates and employees organized GRI. From its manufacturing facilities located in China, GRI provides certain material sourcing and manufacturing of various Microtek’s products where such supply arrangements are advantageous to Microtek based on favorable pricing and other considerations. The Company and a non-executive member of the Company’s management own 19.5 percent and 30 percent, respectively, of GRI. Accordingly, the Company accounts for its investment in GRI under the equity method. The Company’s investment in GRI was approximately $499,000 and $300,000 at September 30, 2005 and December 31, 2004, respectively. The Company recorded $64,000 and $199,000 of income during the three months and nine months ended September 30, 2005, respectively, and $84,000 and $108,000 of income during the three months and nine months ended September 30, 2004, respectively, related to this investment.

8.	INVENTORIES

Inventories are stated at the lower of cost or market. The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are summarized by major classification at September 30, 2005 and December 31, 2004 as follows (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$11,450	$11,550
Work-in-progress	1,857	2,121
Finished goods	17,118	19,152

Total inventories	$30,425	$32,823

At September 30, 2005 and December 31, 2004, OREX inventories approximated $1.4 million and $3.8 million, respectively, and consisted primarily of finished goods.

9.	LONG-TERM DEBT

The Credit Agreement. The Company maintains a credit agreement with a Bank (the “Credit Agreement”). As amended to date, the Credit Agreement provides for a $23.5 million revolving credit facility, which matures on June 30, 2008. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (7.0% at September 30, 2005). Borrowing availability under the revolving facility at September 30, 2005 and December 31, 2004 totaled $16.9 million and $16.3 million, respectively. There were outstanding borrowings under the revolving credit facility of $455,000 at September 30, 2005 and $4.5 million at December 31, 2004. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At September 30, 2005 and December 31, 2004, the Company was in compliance with its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at September 30, 2005 or December 31, 2004. The Credit Agreement also provides for a fee of 0.3% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt. The Company is obligated under certain long-term lease arrangements and notes payable which aggregated $194,000 and $343,000 at September 30, 2005 and December 31, 2004, respectively. In addition, in conjunction with the acquisition of substantially all of the assets of Plasco, Inc. in November 2003, the Company signed a promissory note in the original principal amount of $1.1 million. This principal amount was reduced in December 2003 to $866,000 as a result of adjustments made to the original purchase price. This note payable, as adjusted, bears interest at 6%, is payable in quarterly installments of principal and interest beginning in March 2004 through October 2006, and amounted to $366,000 and $586,000 at September 30, 2005 and December 31, 2004, respectively. This note payable arrangement is subordinated to the Credit Agreement.

The carrying value of long-term debt at September 30, 2005 and December 31, 2004 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic Shares	43,369	43,102	43,305	42,951
Dilutive Shares (due to stock options)	1,194	1,307	1,174	1,555

Diluted Shares	44,563	44,409	44,479	44,506

For the three and nine months ended September 30, 2005, options to purchase approximately 1.0 million and 1.1 million shares, respectively, were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For the three months and nine months ended September 30, 2004, there were 1.1 million and 796,000 antidilutive shares, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	41.6%	40.8%	42.5%	24.6%
Risk free interest rate	4.4%	4.3%	4.1%	4.0%
Forfeiture rate	0.0%	0.0%	0.0%	0.0%
Expected life, in years	10.0	10.0	9.3	9.7

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$7,857	$2,184	$12,157	$5,600
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(210)	(585)	(916)	(1,403)

Pro forma net income	$7,647	$1,599	$11,241	$4,197

Net income per share:
Basic - as reported	$0.18	$0.05	$0.28	$0.13

Diluted - as reported	$0.18	$0.05	$0.27	$0.13

Basic - pro forma	$0.18	$0.04	$0.26	$0.10

Diluted - pro forma	$0.17	$0.04	$0.25	$0.09

12.	STOCK REPURCHASE PROGRAM

In December 2004, the Board of Directors amended the Company’s existing stock repurchase program to authorize the repurchase of an aggregate of 2.0 million shares through December 31, 2005. No shares were repurchased during the three months and nine months ended September 30, 2005 and 2004. As of September 30, 2005, the Company had repurchased approximately 1.3 million shares for an aggregate repurchase price of approximately $2.7 million.

13.	GEOGRAPHIC CONCENTRATIONS

A significant portion of the Company’s products are manufactured at its facilities in the Dominican Republic, Mexico and the Netherlands or at GRI’s facilities in China. Included in the Company’s consolidated balance sheet at September 30, 2005 and December 31, 2004 are the net assets of the Company’s manufacturing and distribution facilities located in the United Kingdom and the Dominican Republic which total $16.4 million and $14.3 million, respectively. Additionally, at September 30, 2005 and December 31, 2004, the net assets of the Company’s manufacturing and distribution operations in the Netherlands totaled $13.1 million and $15.0 million, respectively. Only the Company’s facilities in the United Kingdom and the Netherlands sell products to external customers. Total international sales by the Company were $7.9 million and $25.2 million for the three months and nine months ended September 30, 2005, respectively, and $7.7 million and $16.1 million for the three months and nine months ended September 30, 2004, respectively.

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

Results of Operations

The following tables set forth certain unaudited income statement data, including amounts expressed as a percentage of net revenues, for the three months and nine months ended September 30, 2005 and 2004:

	Three months ended September 30, 2005		Three months ended September 30, 2004
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$33,487	100.0%	$33,984	100.0%
Gross profit	11,945	35.7%	12,972	38.2%
Selling, general and administrative
expenses	10,014	29.9%	10,253	30.2%
Income from operations	1,533	4.6%	2,471	7.3%
Net income	$7,857	23.5%	$2,184	6.4%

	Nine months ended September 30, 2005		Nine months ended September 30, 2004
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$101,736	100.0%	$93,438	100.0%
Gross profit	39,163	38.5%	36,304	38.9%
Selling, general and administrative
expenses	30,947	30.4%	28,978	31.0%
Income from operations	6,708	6.6%	6,264	6.7%
Net income	$12,157	11.9%	$5,600	6.0%

Three Months and Nine Months Ended September 30, 2005 Compared to Three Months and Nine Months Ended September 30, 2004

Net Revenues. Net revenues for the three months ended September 30, 2005 (the “2005 Quarter”) were $33.5 million, a decrease of approximately $500 thousand or 1.5 percent from the $34.0 million of net revenues reported for the three months ended September 30, 2004 (the “2004 Quarter”). Net revenues for the nine months ended September 30, 2005 (the “2005 Period”) were $101.7 million, an increase of $8.3 million, or 8.9 percent, over the $93.4 million of net revenues reported for the nine months ended September 30, 2004 (the “2004 Period”). Approximately $6.6 million of the increased revenues in the 2005 Period were attributable to businesses acquired in the IMP transaction on May 28, 2004.

For the 2005 Quarter, Microtek’s net revenues totaled $32.5 million, an increase of $1.2 million or 3.8 percent over Microtek’s net revenues of $31.3 million in the 2004 Quarter. During the 2005 Period, Microtek’s net revenues increased by $10.1 million, or 11.5 percent, to $97.8 million from $87.7 million in net revenues reported for the 2004 Period. Excluding revenue contribution from the IMP transaction (which was $10.9 million and $4.3 million in the 2005 Period and 2004 Period, respectively), Microtek’s revenue growth in the 2005 Period totaled $3.4 million or 4.1 percent over the 2004 Period.

The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues for the 2005 Quarter and 2004 Quarter and for the 2005 Period and 2004 Period:

	Three months ended September 30, 2005		Three months ended September 30, 2004
	Amount	% of Total	Amount	% of Total
Domestic	$24.6	75.7%	$23.6	75.6%
International	7.9	24.3%	7.7	24.4%

Total	$32.5	100.0%	$31.3	100.0%

	Nine months ended September 30, 2005		Nine months ended September 30, 2004
	Amount	% of Total	Amount	% of Total
Domestic	$72.6	74.2%	$71.6	81.7%
International	25.2	25.8%	16.1	18.3%

Total	$97.8	100.0%	$87.7	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories: domestic branded and contract manufacturing (commonly referred to as OEM). Domestic branded revenues were 65.0 percent and OEM revenues were 35.0 percent of total domestic revenues in the 2005 Quarter as compared to 69.1 percent and 30.9 percent, respectively, in the 2004 Quarter. For the 2005 Period, domestic branded revenues comprised 64.7 percent and OEM revenues comprised 35.3 percent of total domestic revenues, respectively, versus 66.7 percent and 33.3 percent, respectively for the 2004 Period. Included in the Company’s OEM revenues are sales of products to “non-branded” or private label customers. Previously, sales of the Company’s branded products to custom procedure tray assemblers (also known as kitpackers) were included in the Company’s OEM channel revenues. Beginning January 1, 2005, kitpacker sales are now included in the Company’s domestic branded channel so that the Company’s domestic branded sales force can better monitor and promote end user awareness of and loyalty to the Company’s products which are included in these kits. Revenues attributable to the domestic branded and OEM channels in the 2004 Quarter and 2004 Period have been restated to conform to channel classification used in the 2005 Quarter and 2005 Period.

Domestic branded revenues in the 2005 Quarter and 2005 Period decreased by $344 thousand, or 2.1 percent, and $831 thousand, or 1.7 percent, respectively, from the same prior year periods. The lack of growth in the 2005 Quarter and 2005 Period are the result of the consolidation of two large kit companies during 2004 and pricing and other competitive pressures experienced by the Company in 2005. For the 2005 Quarter and 2005 Period, OEM revenues increased by $1.3 million, or 17.6 percent, and $1.8 million, or 7.4 percent, respectively, as a result of substantial improvements in private label revenues which offset lower woundcare revenues in both the 2005 Quarter and 2005 Period and, in the 2005 Period, lower triad product revenues. Overall, Microtek’s total domestic revenues in the 2005 Quarter and 2005 Period increased by approximately $1 million from the 2004 Quarter and 2004 Period, respectively.

Microtek’s international net revenues for the 2005 Quarter and 2005 Period, including revenues related to the IMP business of $3.4 million and $10.9 million, respectively, increased by $255 thousand, or 3.3 percent, over the 2004 Quarter to $7.9 million and by $9.1 million, or 56.7 percent, over the 2004 Period to $25.2 million. International revenues, excluding the impact of IMP revenues, increased by approximately $224 thousand, or 5.2 percent, in the 2005 Quarter versus the 2004 Quarter and by approximately $2.5 million, or 21.2 percent, in the 2005 Period versus the 2004 Period.

OTI’s net revenues in the 2005 Quarter and 2005 Period totaled $982 thousand and $4.0 million, respectively, and consisted primarily of sales of finished goods inventories to ETI and royalties under the license agreement of $75 thousand and $225 thousand, respectively. OTI’s net revenues in the 2004 Quarter and 2004 Period were $2.7 million and $5.7 million, respectively, and included a $1.2 million sale of raw material inventories related to the September 2004 licensing of the Company’s OREX technology to ETI. As a result of the September 2004 licensing transaction, the Company expects that future OTI division revenues will consist of license royalties totaling $75 thousand per quarter through September 2007 and sales of finished goods inventories to ETI, including a pro rata share of management fee income, aggregating approximately $7.5 million over the three-year term of the Supply Agreement.

Gross Margin. The Company’s consolidated gross profit decreased $1.0 million, or 7.9 percent, in the 2005 Quarter to $11.9 million. For the 2005 Period, the Company’s consolidated gross profit increased $2.9 million, or 7.9 percent, to $39.2 million. The Company’s consolidated gross margin percentage for the 2005 Quarter and 2005 Period was 35.7 percent and 38.5 percent, respectively, as compared to 38.2 percent in the 2004 Quarter and 38.9 percent in the 2004 Period. The revenue mix changes resulting from the strong growth in OEM and international revenues, coupled with the decreases in the domestic branded revenues, significantly pressured gross margins in the 2005 Quarter and 2005 Period. Additionally, the strengthening of the Dominican peso versus the U.S. dollar significantly increased our manufacturing expenses in the Dominican Republic and rising prices for fuel and petroleum-based products resulted in increases in raw material and freight costs.

Operating Expenses. Consolidated operating expenses for the 2005 Quarter were $10.4 million, or 31.1 percent of net revenues, as compared to $10.7 million, or 31.5 percent of net revenues, in the 2004 Quarter. For the 2005 Period, consolidated operating expenses were $32.3 million, or 31.8 percent of net revenues, versus $30.3 million, or 32.4 percent of net revenues, for the 2004 Period.

Consolidated selling, general and administrative expenses in the 2005 Quarter and 2005 Period were $10.0 million and $30.9 million, respectively, as compared to $10.3 million in the 2004 Quarter and $29.0 million in the 2004 Period. As a percentage of net revenues, the Company’s consolidated selling, general and administrative expenses were 29.9 percent in the 2005 Quarter and 30.4 percent in the 2005 Period, as compared to 30.2 percent in the 2004 Quarter and 31.0 percent in the 2004 Period.

In the 2005 Quarter and 2005 Period, Microtek’s selling, general and administrative expenses decreased by $44 thousand and increased by $2.9 million from the 2004 Quarter and 2004 Period, respectively. For the 2005 Quarter and 2005 Period, selling, general and administrative expense savings from the second quarter 2005 closure of the Company’s Gurnee, Illinois facilities totaled approximately $647 thousand and $1.2 million, respectively. These expense savings were substantially offset by increased distribution costs ($190 thousand for the 2005 Quarter and $667 thousand for the 2005 Period), increased administrative costs ($193 thousand for the 2005 Quarter and $683 thousand for the 2005 Period), and increased selling, general and administrative expenses of the IMP businesses ($225 thousand for the 2005 Quarter and $2.1 million for the 2005 Period), and, for the 2005 Period, an increase in Microtek’s sales and marketing expense of $684 thousand, as compared to the corresponding expenses of the Company in the prior year period. Microtek attributes the increase in distribution expenses in the 2005 Quarter and 2005 Period to higher shipping and air freight costs resulting from rising petroleum prices. Higher professional fees, information technology expenses and certain expenses associated with the relocation of the Company’s corporate headquarters to Atlanta, Georgia contributed to the increase in administrative expenses in the 2005 Quarter and 2005 Period. Salaries and benefits and other variable selling costs associated with Microtek’s increased healthcare revenues contributed to the 2005 Period increase in sales and marketing expenses.

Following the ETI transaction in September 2004, the Company has substantially reduced the selling, general and administrative expenses of its OTI division. During the 2005 Quarter and 2005 Period, OTI’s selling, general and administrative expenses, consisting primarily of franchise taxes and miscellaneous administrative costs, totaled $166 thousand and $234 thousand, respectively. These amounts represent decreases of $196 thousand and $906 thousand from the 2004 Quarter and 2004 Period, respectively.

Consolidated research and development expenses of $172 thousand for the 2005 Quarter and $643 for the 2005 Period decreased from $304 thousand in the 2004 Quarter and $812 thousand in the 2004 Period as a result of the Company’s more focused research and development program which has reduced spending for Microtek’s research and development activities in 2005. Subsequent to the ETI transaction concluded in September 2004, OTI’s research and development expenses consist primarily of expenses related to maintenance and protection of OTI’s intellectual property.

Consolidated amortization of intangibles in the 2005 Quarter and 2005 Period was $243 thousand and $726 thousand, respectively, versus $159 thousand in the 2004 Quarter and $465 thousand in the 2004 Period. The increases in the 2005 Quarter and 2005 Period resulted primarily from the amortization of intangibles acquired in the IMP acquisition in May 2004.

Income from Operations. Income from operations for the 2005 Quarter was $1.5 million, or 4.6 percent of net revenues, versus $2.5 million, or 7.3 percent of net revenues, in the 2004 Quarter. Income from operations for the 2005 Period was $6.7 million, or 6.6 percent of net revenues, versus $6.3 million, or 6.7 percent of net revenues, in the 2004 Period. Included in income from operations in the 2005 Period were disposition losses of approximately $139 thousand related to the closure of the Company’s manufacturing facilities in Gurnee, Illinois and the transition of those operations to the Dominican Republic. Included in income from operations for the 2004 Quarter and 2004 Period was a gain of $215 thousand related to the disposition of property and equipment.

For the 2005 Quarter and 2005 Period, Microtek’s income from operations was $1.4 million and $5.6 million, respectively, as compared to income from operations of $2.1 million recorded in the 2004 Quarter and $5.8 million for the 2005 Period.

The Company’s OTI division reported income from operations in the 2005 Quarter and 2005 Period of $173 thousand and $1.1 million, respectively, compared to income from operations of $418 thousand in the 2004 Quarter and $432 thousand in the 2004 Period. Included in income from operations in the 2004 Quarter and 2004 Period was a gain of approximately $215 thousand related to the disposition of property and equipment. The increase in OTI’s income from operations in the 2005 Period is attributable to the ETI transaction concluded in September 2004 which stabilized gross margins at approximately 38 percent and eliminated a significant portion of OTI’s selling, general and administrative expenses.

Interest Expense and Interest Income. Consolidated interest expense for the 2005 Quarter and 2005 Period was $41 thousand and $209 thousand, respectively, as compared to $95 thousand in the 2004 Quarter and $236 thousand in the 2004 Period. The decreases in consolidated interest expense in the 2005 Quarter and 2005 Period resulted primarily from lower average borrowings under the Company’s Credit Agreement. Interest income of $40 thousand and $122 thousand in the 2005 Quarter and 2005 Period, respectively, increased from $11 thousand in the 2004 Quarter and $42 thousand in the 2004 Period as a result of higher interest rates applicable to the Company’s cash and cash equivalents and interest income attributable to the GRI promissory note related to the September 2004 sale of certain raw material inventories.

Other Income/Expense, Net. Other income and expense include the Company’s equity in earnings of its investee, GRI, and foreign currency exchange gains and losses resulting from the translation of certain intercompany transactions of the Company’s Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries. For the 2005 Quarter, the Company recorded foreign currency exchange gains of approximately $7 thousand. For the 2005 Period, the Company recorded foreign currency exchange losses of approximately $416 thousand. There were no such foreign currency exchange gains or losses in the 2004 Quarter or 2004 Period. The Company believes that changes made to the structure of these intercompany transactions during the second quarter of 2005 will significantly minimize the occurrence of these foreign currency exchange losses in future periods. In the 2005 Quarter and 2005 Period, the Company’s equity in earnings of its investee, GRI, were $64 thousand and $199 thousand, respectively, as compared to $84 thousand for the 2004 Quarter and $108 thousand for the 2004 Period.

Income Taxes. The Company’s provision for income taxes in the 2005 Quarter reflects a net income tax benefit of $6.3 million, consisting of a $6.5 million net non-cash deferred income tax benefit due primarily to the decrease in the Company’s valuation allowance associated with its deferred tax assets, and the offsetting state, foreign and Federal alternative minimum tax expense of $225 thousand. For the 2005 Period, the Company’s provision for income taxes reflects a net income tax benefit of $5.8 million, consisting of a $6.3 million net non-cash deferred income tax benefit and the offsetting state, foreign and Federal alternative minimum tax expense of $564 thousand.

The non-cash deferred income tax benefit recorded during the 2005 Quarter results from the elimination of the Company’s valuation allowance for its Federal net operating loss carryforwards. As described in the discussion of the Company’s critical accounting policies contained in its Annual Report, the Company reviews on a quarterly basis its estimates of future taxable income over the period during which these carryforwards are scheduled to expire to determine the amount of the valuation allowance. This review at the end of the 2005 Quarter resulted in recording the net non-cash deferred income tax benefit during the 2005 Quarter. The Company expects to record an expense for Federal income taxes in its quarterly financial statements beginning with the fourth quarter of 2005, which will result in recording income tax expenses at higher amounts than previously recorded by the Company. The Company, however, continues to have the benefit of offsetting its obligations to pay taxes with its Federal net operating loss carryforwards which will reduce the Company’s cash payments for income taxes substantially below the amount which the Company is required to record for its income tax expenses.

For the 2004 Quarter and 2004 Period, the Company’s provision for income taxes was $287 thousand and $578 thousand, respectively, consisting entirely of the Company’s state and foreign tax provisions for the 2004 Quarter and 2004 Period.

Net Income. The resulting net income for the 2005 Quarter and 2005 Period was $7.9 million, or $0.18 per diluted share, and $12.2 million, or $0.27 per diluted share, respectively. Net income for the 2004 Quarter and 2004 Period was $2.2 million, or $0.05 per diluted share, and $5.6 million, or $0.13 per diluted share, respectively. Excluding the non-cash deferred income tax benefits in the 2005 Quarter and 2005 Period of $6.5 million and $6.3 million, respectively, would cause the Company’s net income in the 2005 Quarter and 2005 Period to be $1.4 million and $5.8 million, or $0.03 and $0.13 per diluted share, respectively.

Liquidity and Capital Resources

As of September 30, 2005 and December 31, 2004, the Company’s cash and cash equivalents totaled $9.1 million and $9.0 million, respectively. The Company’s cash flow activity in the 2005 Period and 2004 Period was as follows (in thousands):

	Nine months ended September 30,
	2005	2004
Cash provided by operating activities	$5,937	$9,625
Cash used in investing activities	(644)	(10,867)
Cash provided by (used in) financing
activities	(5,058)	661

The Company’s principal sources of liquidity have been net cash from operating activities and borrowings under the Company’s Credit Agreement. The Company’s liquidity requirements arise primarily from its obligations under the indebtedness incurred in connection with acquisitions, capital investment in property and equipment and funding of the Company’s working capital needs.

During the 2005 Period, the Company’s operating activities generated cash of $5.9 million and consisted primarily of net income from operations, net of deferred income taxes, depreciation and amortization of $2.4 million and a $2.1 million decrease in inventories. Offsetting these sources of cash were a $1.0 million increase in accounts receivable, net of allowances, a $1.1 million increase in prepaid expenses and other assets, a $1.9 million decrease in accounts payable, and decreases in accrued compensation and other liabilities of $63 thousand. During the 2004 Period, the Company’s operating activities generated cash of approximately $9.6 million which consisted primarily of net income, depreciation and amortization of $2.1 million, a $1.7 million decrease in inventories, and a $3.0 million increase in accounts payable, accrued compensation and other liabilities offset by a $2.4 million increase in accounts receivables, net of allowances.

Cash used in investing activities in the 2005 Period totaled $644 thousand as a result of purchases of capital property and equipment of $859 thousand which was offset by proceeds from dispositions of $215 thousand. Investing activities in the 2004 Period used approximately $10.9 million in cash, including purchases of capital property and equipment of $1.4 million and cash consideration of $419 thousand and $9.6 million for the OrthoPlast and IMP acquisitions, respectively, which were offset by proceeds from dispositions of equipment of $600 thousand.

During the 2005 Period, financing activities used $5.1 million in cash. Financing cash inflows in the 2005 Period included proceeds from the exercise of stock options and other stock issuances of $674 thousand. Financing cash outflows for the 2005 Period included net repayments of borrowings under the Company’s Credit Agreement of $4.1 million, repayments of other long-term debt agreements of $369 thousand and a decrease in the Company’s bank overdraft of approximately $1.3 million. Cash provided by financing activities for the 2004 Period of $661 thousand consisted of $968 thousand from the exercise of stock options and $555 thousand from other stock issuances and the offsetting financing cash outflows for net credit facility repayments of $291 thousand, the repayment of other long-term debt agreements of $345 thousand and a decrease in the Company’s bank overdraft of $226 thousand.

The Company maintains a $23.5 million credit agreement (as amended to date, the “Credit Agreement”) with the JP Morgan Chase Bank (the “Bank”), consisting of a revolving credit facility maturing on June 30, 2008. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Outstanding borrowings under the revolving credit facility were $455 thousand and $4.5 million at September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005, the Company had additional borrowing availability under the revolving facility of $16.5 million. As of November 4, 2005, the Company had repaid all of its borrowings under the revolving facility and had a total borrowing availability under the revolving facility of approximately $17.0 million. Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (7.0% at November 4, 2005). At September 30, 2005, the Company was in compliance with its financial covenants under the Credit Agreement.

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

Inflation

Inflation has not had a material effect on the Company’s operations in the past. Recently, rising petroleum prices have increased the Company’s costs of raw materials and distribution expenses included in the Company’s selling, general and administrative expenses. The Company has not yet passed these increased costs to its customers by increasing prices and may not be able to do so due to competitive pricing pressures. The Company seeks to offset these increased costs in part through cost savings measures in other areas.

Forward Looking Statements

Statements made in this Quarterly Report include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the effect of newly issued accounting standards on the Company’s consolidated financial statements described in the notes to the unaudited condensed consolidated financial statements; the Company’s ability to grow its business by continually improving its existing capabilities and simultaneously developing and acquiring new business opportunities while maintaining its customer focus and providing the highest levels of customer support; the Company’s ability to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic and China; the Company’s expectation about the composition and amount of revenues to be received by the Company’s OTI division; the Company’s expectations concerning its future income tax expenses and income tax cash payments; and the Company’s current expectation that cash equivalents and short term investments on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. The Company’s actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company’s Annual Report including, without limitation, those described under Risk Factors under the captions: “Low Barriers to Entry for Competitive Products”, “Potential Erosion of Profit Margins”, “Reliance upon Distributors”, “Small Sales and Marketing Force”, “Disruption of Sales and Marketing Group”, “Reliance upon Large Customers”, “Risks of Completing Acquisitions”, “Risks of Successfully Integrating Acquisitions”, “Reliance on International Operations”, “Reliance upon Microtek”, “Reliance upon Licensee for OTI’s Operating Results”, “Dependence on Key Personnel”, “Competition”, “Product Liability”, “Regulatory Risks”, “Risks of Obsolescence”, “Risks Affecting Protection of Technologies”, “Stock Price Volatility”, “Risks of Accounting for Income Taxes”, “Foreign Currency Risks”, “Risks for Increases in Costs of Raw Materials and Distribution Expenses” and “Anti-takeover Provisions”. The Company does not undertake to update the Company’s forward-looking statements to reflect future events or circumstances.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company’s operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates.

The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom and the Netherlands are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments, net of applicable taxes, resulted in losses of $120 thousand and $10 thousand for the three months ended September 30, 2005 and 2004, respectively, and a loss of $1.3 million and a gain of $21 thousand for the nine months ended September 30, 2005 and 2004, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in the results of operations as incurred. Included in operations for three months and nine months ended September 30, 2005 was a foreign currency exchange gain of approximately $7 thousand and a foreign currency exchange loss of approximately $416 thousand which resulted from the translation of certain intercompany transactions of the Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries. The effect of foreign currency transactions was not material to the Company’s results of operations for the three months and nine months ended September 30, 2004. The Company believes that changes made to the structure of these intercompany transactions during the second quarter of 2005 will significantly minimize the occurrence of foreign currency exchange losses arising from the translation of these intercompany transactions in future periods.

Currency translations and transactions that are billed and paid in foreign currencies could be adversely affected in the future by the relationship of the U.S. dollar and the functional currencies of the Company’s foreign subsidiaries with foreign currencies.

The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not materially impact interest income accruing on these investments or, consequently, the Company’s operating results or cash flow. The Company’s greatest sensitivity with respect to the general level of U.S. interest rates relates to the effect that changes in those rates have on the Company’s interest expense. At September 30, 2005, the Company had long-term debt totaling $455 thousand that bears interest at a floating rate approximating the Prime Rate. Because these rates are variable, an increase or decrease in the Company’s average interest rate of ten percent, or approximately 48 basis points, would have increased or decreased interest expense by approximately $12 thousand during the nine months ended September 30, 2005.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter for which this report is filed, there were no material modifications in the instruments defining the rights of shareholders. During the quarter for which this report is filed, none of the rights evidenced by the shares of the Company’s common stock were materially limited or qualified by the issuance or modification of any other class of securities. The Company made no repurchases of equity securities during the quarter ended September 30, 2005.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

Exhibit No.	Description

3.1 (1)	Articles of Incorporation of Isolyser Company, Inc.

3.3 (2)	Amended and Restated Bylaws of Microtek Medical Holdings, Inc.

4.1(3)	Specimen Certificate of Common Stock

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 33-83474).

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-83474).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2005.

MICROTEK MEDICAL HOLDINGS, INC.

By: /s/ Dan R. Lee
Dan R. Lee Chairman, President and Chief Executive Officer (principal executive officer)

By: /s/ Roger G. Wilson
Roger G. Wilson Chief Financial Officer (principal financial officer)