Form 10-K
period 2005-12-31
MICROTEK MEDICAL HOLDINGS, INC
filed 2006-03-16
CIK 929299

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant based on the sale price at which the common equity was last sold as reported on The Nasdaq Stock Market as of June 30, 2005, was approximately $140.4 million. For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

At March 10, 2006, there were outstanding 43,692,981 shares of the registrant’s common stock, $.001 par value per share.

Documents incorporated by reference: Portions of the Registrant’s proxy statement relating to the 2006 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Note: The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. The actual results of Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company’s actual results for 2006 and beyond to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in “Risk Factors” in this Form 10-K.

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

Microtek, a market leading healthcare company within its area of focus, manufactures and sells infection control products, fluid control products, safety products and other products to healthcare professionals for use in environments such as operating rooms and ambulatory surgical centers. Microtek’s core product line consists of a large variety of disposable equipment drapes and specialty patient drapes. Microtek has established a broad product selling system through multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. Additionally, Microtek has a strong presence as a branded component supplier to custom procedure tray companies. As a result of an acquisition from International Medical Products, B.V. and affiliates which was concluded on May 28, 2004, Microtek acquired certain businesses engaged in the development, manufacture, marketing and distribution in Europe of high quality dip-molded medical devices (primarily ultrasound probe covers), other equipment covers, cardiac thoracic drain systems, gynecological devices and wound care products.

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

At the same time that the Company has pursued this acquisition strategy, the Company has generated internal growth by making product improvements and product line extensions to its existing product families. The Company has also made significant investments in all parts of its business, particularly in its sales and marketing infrastructure to increase market awareness of the Company’s branded product lines and to further position the Company as a market leader in the customized infection control market. The Company has also focused on efforts to expand and develop its relationships with its customers and other end users which include certain of the leading original equipment manufacturers (“OEM’s”) and supply service companies in the world. Historically, the majority of the Company’s operations have been conducted domestically in the United States and North America. In 2003, approximately 86.6 percent of the Company’s consolidated net revenues were considered domestic while the remaining 13.4 percent were generated internationally. In 2004 and 2005, approximately 18.7 percent and 24.4 percent, respectively, of the Company’s consolidated net revenues were generated internationally.

The Company’s objective is to increase shareholder value by efficiently deploying its capital and management resources to grow its business, reduce its operating costs and build sustainable competitive positions and to complete acquisitions that generate attractive cash returns.

Products and Markets

Infection Control Products

Consistent with its niche market strategy, Microtek is actively engaged in the development of new products and the refinement of its existing products to respond to the needs of its customers and the changing technology of the healthcare industry. Many of the Company’s product innovations have been generated from requests by the Company’s customers, equipment companies and healthcare professionals for products to be custom designed to address specified problems in the operating room and ambulatory surgical center environments. The Company also monitors trends in the healthcare industry and performs market research in order to evaluate new product ideas. No assurance can be given that any new product will be successfully developed or that any newly developed product will achieve or sustain market acceptance.

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

Safety Products and Other Products. Microtek manufactures and sells a leading line of encapsulation products for the management of potentially infectious and hazardous waste. This product line, sold under the names Isosorb and LTS-Plus, is comprised of super-absorbent powders which convert potentially infectious liquid waste to a solid form. These products are typically added to a suction canister or other fluid collection device in which fluids are collected during surgery or in wound drainage after surgery to solidify such fluids, thereby facilitating handling, transportation and disposal. Isosorb solidifies liquid waste without any germicidal component, and LTS-Plus is registered with the Environmental Protection Administration (EPA) as a medical waste treatment product. This registration adds the extra benefit to the end-user of being able to dispose of LTS-Plus treated waste directly in a landfill, where local regulation permits. See “-Government Regulation”.

Other products manufactured and sold by Microtek include Venodyne pneumatic pumps and disposable compression sleeves used in reducing deep vein thrombosis, decanters used for sterile transfer of fluids, specially designed disposable pouches or fluid-control products which are attached to patient drapes to collect fluids, and wound evacuation products.

Equipment and patient drapes generated 49.0 percent of the Company’s consolidated net revenues in 2005 as compared to 46.5 percent in 2004 and 55.8 percent in 2003. CleanOp product revenues represented 8.0 percent, 8.9 percent and 8.8 percent of the Company’s consolidated net revenues in 2005, 2004 and 2003, respectively.

Safety product revenues were 5.1 percent, 3.6 percent and 5.5 percent of the Company’s consolidated net revenues in 2005, 2004 and 2003, respectively. Total international sales by the Company during 2005, 2004 and 2003 were $32.8 million, $23.7 million and $13.3 million, respectively.

Microtek is continually focused on developing new innovative product solutions to solve its customers’ needs and believes that it has developed processes to make Microtek receptive to new product opportunities, customer ideas and market trends. Through internal resources and use of outside agencies, Microtek seeks to develop product generation systems which enable ideas and concepts to be quickly turned into prototypes that can be market tested and market released in an effective and efficient manner. The Company’s research and development expenses in 2005, 2004 and 2003 were $810,000, $1,048,000 and $940,000, respectively.

OREX Degradables

During a portion of 2004, the Company focused, through its OTI division, on commercializing its OREX Degradable products and processing technology primarily in nuclear power markets. OTI’s nuclear products consist of protective clothing products such as coveralls, hoods and booties. These products are used in the nuclear power industry to help protect people from radioactive contamination, primarily in connection with periodic maintenance and re-fueling of nuclear power systems. As a part of such use, the products may become contaminated. As a result, such products are required to be treated after use as low-level radioactive materials and thereby become subject to regulations addressing the manner in which they are processed and disposed. OTI owns a processing system called MICROBasix which may be used to process OREX products. The MICROBasix processing system substantially reduces the volume of OREX products, separates radioactive contaminants and facilitates the disposal of processed by-product material. The Company has received favorable responses from large nuclear power facilities using the Company’s products. Nuclear industry revenues amounted to approximately three percent of the Company’s consolidated net revenues in 2005 and approximately six percent in 2004 and 2003.

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

Marketing and Distribution

Substantially all of the Company’s net revenues in 2005 were made to the healthcare industry.

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

As of December 31, 2005, the Company’s marketing and sales force consisted of 52 sales representatives, 43 of whom are employed by the Company and nine of whom are independent representatives, eight field sales managers, five home office sales managers, 17 marketing managers, and 29 persons in customer support. These persons market and sell the Company’s infection control products and do not market or sell the Company’s OREX products and services.

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

Distributor sales to Owens & Minor and Cardinal Healthcare, two of the Company’s largest diversified distributors, accounted for approximately 6.8 percent and 3.1 percent, respectively, of the Company’s consolidated net revenues in 2005. Distributor sales to Owens & Minor and Cardinal Healthcare were 8.2 percent and 2.7 percent of consolidated net revenues in 2004, respectively, and 9.0 percent and 3.4 percent of consolidated net revenues in 2003, respectively. The Company also sells its products to Cardinal Healthcare on a branded, private label and contract manufacturing basis. In 2005, non-distributor related sales to Cardinal Healthcare amounted 9.3 percent of the Company’s consolidated net revenues as compared to 9.9 percent and 11.3 percent in 2004 and 2003, respectively.

The Company’s total international sales during 2005, 2004 and 2003 were $32.8 million, $23.7 million and $13.3 million, respectively. The Company’s international operations are conducted from its sales office near Manchester, England and its two manufacturing and distribution facilities located in the Netherlands near Zutphen and Varsseveld. Outside the United States, the Company markets its products principally through a network of more than 100 different dealers and distributors. As of December 31, 2005, the Company had 13 sales representatives operating in international markets. The Company is seeking to expand its direct sales force in its international markets.

Manufacturing and Supplies

The Company manufactures its infection control products at its facilities in Columbus, Mississippi; Tyler, Texas; the Dominican Republic; and Acuna, Mexico. The Company’s facilities in Columbus, Mississippi and Tyler, Texas also serve as distribution centers for certain of the Company’s products. The Company utilizes a facility in Jacksonville, Florida as its primary distribution point for the receipt and shipment of product and for light manufacturing. The Company also maintains two manufacturing and distribution facilities located in the Netherlands, in Zutphen and Varsseveld. Through the Company’s relationship with Global Resources, the Company uses contract manufacturers in China for certain of its infection control products when advantageous.

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

Order Backlog

At December 31, 2005, the Company’s order backlog totaled approximately $800,000, compared to approximately $1.4 million (in each case net of any cancellations) at December 31, 2004. All backlog orders at December 31, 2005 are expected to be filled during the first quarter of 2006. Microtek typically sells its products pursuant to written purchase orders which generally may be canceled without penalty prior to shipment of the product. Accordingly, the Company does not believe that the level of backlog orders at any date is material or indicative of future results.

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

The Company has registered as trademarks with the U.S. Patent and Trademark Office “ARMATEC”, “ISODRAPE”, “ISOLYSER”, “LTS”, “ENVIROGUARD”, “CLEARLENS”, “ISOSORB”, “MICROBASIX”, “SMS”, “EÑZSERT”, “ISOSILK”, “CLEANOP”, “MICRODRAPE”, “LINGEMAN”, “MICROSHIELD”, “C.P.R. MICROSHIELD”, “MDI”, “MICROTEK MEDICAL, INC.”, “INNOVATION BY DESIGN”, “VENODYNE”, “WOUND EVAC”, “OREX” and “CERTIFIED SOLUBLE”. Microtek maintains registrations of various trademarks that the Company believes are recognized within their principal markets.

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

The FDA inspects medical device manufacturers and distributors and has broad authority to order recalls of medical devices, issue stop sale orders, seize non-complying medical devices, enjoin violations, impose civil and criminal penalties and criminally prosecute violators.

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

Countries in the European Union require that certain products being sold within their jurisdictions obtain a CE mark and be manufactured in compliance with certain requirements. The Company has CE mark approval to sell its safety and most of its medical device products in Europe. One of the conditions to obtaining CE mark status involves the qualification of the Company’s manufacturing plants and corporate offices under certain certification processes. All of the Company’s manufacturing plants and administrative offices have obtained such certifications, except the Company’s manufacturing facilities located in Tyler, Texas and the Company’s executive offices in Alpharetta, Georgia which do not hold such certifications. To maintain CE mark approval, the Company has to satisfy continuing obligations including annual inspections by European notified bodies as well as satisfy record keeping, product qualification and other quality assurance requirements. The notified bodies have the authority to stop the Company’s use of the CE mark if the Company fails to meet these standards. While the Company believes that its operations at these facilities are in compliance with requirements to maintain CE mark status, no assurances are provided that such certifications will be maintained or that other foreign regulatory requirements will not adversely affect the Company’s marketing efforts in foreign jurisdictions.

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

Employees

As of December 31, 2005, the Company employed 1,719 full-time employees, 43 part-time employees and nine people as independent contractors. Of these, 102 were employed in marketing, sales and customer support, 1,429 in manufacturing, nine in research and development, and 222 in administrative positions. The Company believes its relationship with its employees is good.

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

ITEM 1A. RISK FACTORS

Low barriers to entry for competitive products could cause the Company to reduce the prices for its products or lose customers. Most of the Company’s infection control products are not protected by patents, and some of such infection control products that are protected by patents are subject to competition from products which may be manufactured or used in a way which does not infringe upon the Company’s patents. In addition, other barriers to entry, such as manufacturing processes and regulatory approvals, may not prevent the introduction of products competitive with the Company’s infection control products. The introduction of competitive products or other competitive marketing strategies, including competitive marketing from companies outside the United States through the internet, could force the Company to lower its prices for its products or otherwise adversely affect the Company’s operating results.

Large purchasers of the Company’s products regularly negotiate for reductions in prices for the Company’s products, which may reduce the Company’s profits. While the Company has been able to substantially maintain Microtek’s gross margins during 2005, the large customers to which Microtek sells its products regularly negotiate for reductions in pricing of products which they purchase. This could require that the Company reduce the prices at which it sells its products or revise the manner in which the Company sells or distributes its products. These changes could reduce Microtek’s sales or gross margins, or both, and potentially have an adverse effect on the Company’s operating results.

Because a few distributors control much of the delivery of hospital supplies to hospitals, the Company relies significantly on these distributors in connection with the sale of the Company’s branded products. As is customary in the healthcare industry, the Company has historically relied to a significant extent on a few large distributors to market and distribute its branded products. Hospitals often prefer to purchase products from one or a few distributors to facilitate the delivery, control and management of the hospital’s inventory of supplies. Hospitals accordingly purchase most of their products from a few large distributors, and the Company anticipates that it will remain dependent upon these distributors and others for the distribution of its products. If the efforts of the Company’s distributors prove unsuccessful, or if such distributors abandon or limit their distribution of the Company’s products (such as could occur if a distributor is unable to obtain price adjustments which a distributor seeks from the Company), the Company’s sales may be materially adversely affected. During 2004, as a result of the Company’s efforts to reduce its distribution expense with Owens & Minor, Owens & Minor chose to limit the manner in which it distributes some of the Company’s products. This has resulted in increased competitive pressure on some of Microtek’s products including particularly its CleanOp products. This increase in competitive pressure has adversely affected the selling price of these Microtek products, which has had and may continue to have an adverse effect on the Company’s operating results.

The Company considers its customers to be the hospital and medical professionals who use the Company’s products, rather than these distributors. Distributor sales to Owens & Minor and Cardinal Healthcare, two of the Company’s largest diversified distributors, accounted for approximately 6.8 percent and 3.1 percent, respectively, of the Company’s consolidated net revenues in 2005. Distributor sales to Owens & Minor and Cardinal Healthcare were 8.2 percent and 2.7 percent of consolidated net revenues in 2004, respectively, and 9.0 percent and 3.4 percent of consolidated net revenues in 2003, respectively. The Company also sells its products to Cardinal Healthcare on a branded, private label and contract manufacturing basis. In 2005, non-distributor related sales to Cardinal Healthcare amounted to 9.3 percent of the Company’s consolidated net revenues as compared to 9.9 percent and 11.3 percent in 2004 and 2003, respectively.

The Company’s relatively small sales and marketing force may place the Company at a competitive disadvantage to its competition. At December 31, 2005, the Company’s marketing and sales force consisted of 102 individuals, including 56 people in sales and 46 people in marketing and customer support. Additionally, the Company has nine independent contractors involved in its sales and marketing efforts. Included in the Company’s sales and marketing force are 13 sales representatives who operate in international markets. The Company is seeking to expand its direct sales force in its international markets. Other companies with which the Company competes have substantially larger sales forces and greater brand awareness, placing the Company at a competitive disadvantage. For example, the Company may not be able to reach certain potential customers due to the Company’s inability to have its products included within certain group purchasing organizations’ lists of approved products.

The Company’s contract manufacturing division relies upon a small number of customers, the loss of any of which could have a material adverse impact on the Company. Microtek’s contract manufacturing division, which accounted for 25.4 percent of the Company’s consolidated net revenues in 2005, relies upon a relatively small number of customers for most its net revenues. The loss of any one or more of such customers, which may occur unexpectedly, could have a material and disproportionately adverse impact upon the Company’s net revenues and operating results.

The inability of the Company to complete acquisitions of businesses at an attractive cost could adversely affect the Company’s growth. Part of Microtek’s growth strategy involves completing strategic acquisitions. The Company’s ability to complete strategic acquisitions is subject to a number of variables outside the control of the Company including the Company’s ability to find attractive and complementary acquisition opportunities at an attractive cost which the Company can afford or can finance on acceptable terms. Failure to successfully complete strategic acquisitions on favorable terms may adversely affect the Company’s growth rate.

If the Company is successful in acquiring businesses, the failure to successfully integrate those businesses could adversely affect the Company. As the Company completes acquisitions, it encounters risks that it will not successfully integrate the acquired products or business operations into its business and thereby fail to achieve the benefits sought to be achieved through these acquisitions. In addition, the Company is generally required to invest in an acquired company’s financial and disclosure controls to improve on assurances that the Company will timely receive complete information to accurately fulfill its financial reporting and disclosure obligations. The failure to successfully integrate acquired businesses in the Company’s operations could adversely affect the Company’s operating results.

The Company’s growing international operations subject the Company’s operating results to numerous additional risks. Of the Company’s $134.5 million in consolidated net revenues for the year ended December 31, 2005, $32.8 million, or 24.4 percent, were generated from sales of products outside the United States. In addition, the Company maintains manufacturing facilities in the Dominican Republic, Mexico and the Netherlands which are important components of the Company’s manufacturing operations. International sales and operations are subject to risks including political, economic and other risks and uncertainties inherent in the countries in which the Company operates; fluctuations in currency exchange rates, in particular the relationship of the U.S. dollar to the functional currencies of the Company’s international subsidiaries which could result in currency translations that materially impact the Company’s revenues and earnings; unexpected changes in regulatory requirements and laws; difficulties in transferring earnings from foreign subsidiaries to the Company; burdens of complying with a wide variety of foreign laws and labor practices; export duties, quotas and embargoes; and business interruptions due to terrorist activities or acts of God such as hurricanes. Because the Company expects that a significant and growing proportion of its revenues will continue to come from international operations and because the Company expects to continue to rely upon off-shore manufacturing, the occurrence of any of the above events could materially and adversely affect the Company’s operating results.

Non-performance by the Company’s third-party licensee with respect to the development of the Company’s OREX materials and processing technology could adversely affect the Company. During 2004, the Company granted to ETI an exclusive license for the Company’s OREX materials and processing technology in the nuclear industry and the homeland security industry, and for certain other industrial applications. Except for these activities with ETI under the Company’s licensing arrangement, the Company is not actively engaged in any business development efforts associated with the Company’s OREX materials and processing technologies. The Company is accordingly entirely dependent upon the efforts of ETI with respect to the operating results generated by the Company’s OREX materials and processing technology. In the event ETI fails to perform its obligations under the Company’s licensing arrangements with ETI, or is unsuccessful in growing the OREX business, the Company may not achieve a continuing return on its investment in this business and technology and may be required to record losses with respect to the Company’s existing inventories of OREX products and materials which the Company plans to sell to ETI.

The loss of any of the Company’s key personnel, particularly its President, could adversely affect the Company. The Company believes that its ability to succeed will depend to a significant extent upon the continued services of a limited number of key personnel, and the ability of the Company to attract and retain key personnel. The Company currently has three executive officers. The loss of any one of the Company’s executive officers could have a material adverse effect on the Company as the Company may not be able to attract and retain suitable replacements for its executive positions. The Company does not maintain key man life insurance on any of its executive officers other than a $1.5 million policy on Mr. Lee, the Company’s President and Chief Executive Officer.

Markets in which the Company competes are highly competitive, which may adversely affect the Company’s growth and operating results. There are many companies engaged in the development, manufacturing and marketing of products and technologies that are competitive with the Company’s products and technologies. Many such competitors are large companies with significantly greater financial resources than the Company. For example, the Company seeks to sell its antimicrobial incise drapes to the healthcare industry, and the Company has a small market share in the sales of these products at this time. Therefore, the Company will be required to displace sales of competitive products in this industry to gain market presence. There can be no assurance that the Company’s competitors will not substantially increase the resources devoted to the development, manufacturing and marketing of products competitive with the Company’s products. The successful marketing of competing products by one or more of the Company’s competitors could have a material adverse effect on the Company.

The Company’s products entail risks of liability, which could result in claims against the Company. The manufacture and sale of the Company’s products entails an inherent risk of liability. Product liability claims may be asserted against the Company in the event that the use of the Company’s products or processing systems are alleged to have resulted in injury or other adverse events, and such claims may involve large amounts of alleged damages and significant defense costs. Although the Company currently maintains product liability insurance providing coverage for such claims, there can be no assurance that the liability limits or the scope of the Company’s insurance policy will be adequate to protect against such potential claims. In addition, the Company’s insurance policies must be renewed annually. While the Company has been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available on commercially reasonable terms in the future, if it is available at all. A successful claim against the Company in excess of its available insurance coverage could have a material adverse effect on the Company. In addition, the Company’s business reputation could be adversely affected by product liability claims, regardless of their merit or eventual outcome. See “Business - Insurance”.

The Company’s products are subject to extensive governmental regulations, compliance or non-compliance with which could adversely affect the Company. The development, manufacture and marketing of the Company’s products are subject to extensive government regulation in the United States by Federal, state and local agencies including the EPA and the FDA. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures. The process of obtaining and maintaining FDA and any other required regulatory clearances or approvals of the Company’s products is lengthy, expensive and uncertain, and regulatory authorities may delay or prevent product introductions or require additional tests prior to introduction. The FDA also requires healthcare companies to satisfy the quality system regulation. Failure to comply with applicable regulatory requirements, which may be ambiguous or unclear, can result in fines, civil and criminal penalties, stop sale orders, loss or denial of approvals and recalls or seizures of products. There can be no assurance that changes in existing regulations or the adoption of new regulations will not occur, which could prevent the Company from obtaining approval for (or delay the approval of) various products or could affect market demand for the Company’s products.

New products and technologies could cause the Company’s products to become less attractive or obsolete. Many companies are engaged in the development of products and technologies to address the need for safe and cost-effective prevention of infection in healthcare markets. There can be no assurance that superior products or technologies will not be developed or that alternative approaches will not prove superior to the Company’s infection control products. For example, some companies are attempting to develop technologies to sterilize equipment maintained in the operating room which would compete directly with the Company’s equipment drapes. Any such developments would have a material adverse effect on the Company’s operations and profitability.

The Company’s strategies to protect its proprietary assets may be ineffective, allowing increased competition with the Company. The Company holds various issued patents and has various patent applications pending relative to its OREX Degradables products. See “Business – Technology and Intellectual Property.” There can be no assurance that any of the Company’s patents will prove to be valid and enforceable, that any patent will provide adequate protection for the technology, process or product it is intended to cover or that any patents will be issued as a result of pending or future applications. Failure to obtain patents pursuant to the Company’s patent applications could have a material adverse effect on the Company and its operations. It is also possible that competitors will be able to develop materials, processes or products, including other methods of disposing of contaminated waste, outside the patent protection the Company has or may obtain, or that such competitors may circumvent, or successfully challenge the validity of patents issued to the Company. Although there is a statutory presumption of a patent’s validity, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. In the event that another party infringes the Company’s patent or trade secret rights, the enforcement of such right is generally at the option of the Company and can be a lengthy and costly process, with no guarantee of success. Further, no assurance can be given that the Company’s other protection strategies such as confidentiality agreements will be effective in protecting the Company’s technologies. Due to such factors, no assurance can be given that the various components of the Company’s technology protection arrangements utilized by the Company, including its patents, will be successful in preventing other companies from making products competitive with those offered by the Company or its licensees, including OREX Degradables.

The Company may encounter claims for violating the intellectual property rights of others. Although to date no claims have been brought against the Company alleging that its technology or products infringe upon the intellectual property rights of others, there can be no assurance that such claims will not be brought against the Company or its licensees in the future, or that any such claims will not be successful. If such a claim were successful, the Company’s business could be materially adversely affected. In addition to any potential monetary liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the product or products in question or could be enjoined from making or selling such product or products if such a license were not made available on acceptable terms. If the Company or its licensees becomes involved in such litigation, it may require significant Company resources, which may materially adversely affect the Company. See “Business - Technology and Intellectual Property”.

The Company’s stock price may fluctuate and be volatile. The market prices for securities of companies with a very small market capitalization such as the Company can be highly volatile. Various factors, including factors that are not related to the Company’s operating performance, may cause significant volume and price fluctuations in the market, which may limit an investor’s liquidity in the Company’s common stock and could result in a loss in the value of such investment.

Accounting for income taxes makes it difficult to understand and compare the Company’s operating results from period to period. Accounting for income taxes has had a significant impact upon the Company’s earnings. At December 31, 2005, the Company had deferred income tax assets, before consideration of any valuation allowances, of approximately $27.7 million, including operating loss carryforwards for Federal and state income tax purposes of approximately $26.9 million. The Company’s operating loss carryforwards, to the extent not covered by the valuation allowance, are expected to be used by the Company to offset future U.S. Federal and state income tax liabilities as they accrue. At December 31, 2005, the Company has recorded a valuation allowance of approximately $4.9 million against its deferred income tax assets resulting in net deferred income tax assets of approximately $22.8 million at December 31, 2005. Determining the amount of the valuation allowance against the Company’s deferred tax assets is highly sensitive to significant judgments about the Company’s ability to generate future taxable income.

Adjustments in such judgments may result in significant changes to the tax provision in the Company’s results of operations and thereby significantly impact the Company’s profitability, although such adjustments have no impact on the Company’s cash position or cash flow. The effect of these adjustments on the Company’s financial statements, if any, may make it more difficult to compare the operating results of the Company from period to period or to compare the operating results of the Company with other companies. This could also adversely affect the market prices at which securities of the Company trade on public markets.

Fluctuations in the value of the dollar against foreign currencies have in the past and may in the future adversely affect the Company’s operating results. International sales by the Company during 2005 were $32.8 million. Approximately $7.6 million of the Company’s international sales in 2005 were billed and paid in currencies other than the functional currency of the Company’s international subsidiaries. Currency translations on international sales and other transactions that are denominated in currencies other than the functional currency of the Company’s subsidiaries could be adversely affected in the future by the relationship of the U.S. dollar to these functional currencies resulting in currency translation charges or benefits that may materially impact the Company’s revenues and earnings.

The volatility in the rate of exchange of the Dominican peso with the U.S. dollar and actions to compensate for this volatility could adversely affect the Company’s operating results. During late 2004 and most of 2005, the value of the Dominican peso substantially increased in relation to the U.S. dollar. As this occurs, the costs of the Company’s inventory increases because the Company manufactures a material portion of its inventory at its facilities located in the Dominican Republic. Increases in the value of the Dominican peso relative to the U.S. dollar in the future may similarly result in increased costs to the Company for its inventory, which would adversely affect the Company’s operating results. The Company cannot mitigate this risk by hedging strategies based on forward contracts to purchase Dominican pesos because these contracts are not readily available for purchase in established markets. The Company pursues other strategies to mitigate this currency exchange risk, such as maintaining bank deposits in the Dominican Republic denominated in pesos. These bank deposits are generally not insured due to the unavailability of insurance on larger deposits in the Dominican Republic. This causes the Company to encounter risks of losses on deposits.

The Company’s expenses for raw materials and product distribution are adversely affected by increases in the price for petroleum. A significant portion of the raw materials required by Microtek to manufacture its products and a significant portion of the Company’s distribution expenses are highly dependent upon the price for petroleum. As the price for petroleum rises, the costs for these raw materials and amount of these distribution expenses also increase. Due to competitive pressures and other contractual limitations, Microtek may not readily pass these price increases on to its customers. While the Company has been successful in offsetting these pricing pressures with other manufacturing efficiencies and cost controls, continuing increases in prices of raw materials and distribution expenses may adversely affect the Company’s operating results.

The Company maintains a Rights Agreement which may discourage or make it more difficult for a person to obtain control of the Company. On December 19, 1996, the Company’s Board of Directors adopted a shareholder protection rights agreement (the “Rights Agreement”). Under the Rights Agreement, a dividend of one right (“Right”) to purchase a fraction of a share of a newly created class of preferred stock was declared for each share of common stock outstanding at the close of business on December 31, 1996. The Rights, which expire on December 31, 2006, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer, the consummation of which would result in the acquisition) of beneficial ownership of 15% or more of the common stock (“15% Acquisition”) of the Company by a person or affiliated group. The Rights, if exercised, would cause substantial dilution to a person or group of persons that attempts to acquire the Company without the prior approval of the Board of Directors. The Board of Directors may cause the Company to redeem the rights for nominal consideration, subject to certain exceptions. The Rights Agreement may discourage or make more difficult any attempt by a person or a group of persons to obtain control of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company leases approximately 20,200 square feet of office space located in Alpharetta, Georgia under a lease which expires November 30, 2015. The Company uses this space as its principal executive offices.

The Company owns a 13,000 square foot building and a 20,000 square foot building in Columbus, Mississippi that are used for administrative offices and for warehousing and office space, respectively.

The Company currently conducts its equipment drape and fluid control manufacturing business from three locations. First, in Columbus, Mississippi, the Company owns a 48,400 square foot manufacturing building and leases approximately 23,750 square feet of additional warehouse and storage space on generally a month-to-month basis. Secondly, the Company leases five manufacturing facilities in the Dominican Republic totaling approximately 137,000 square feet under two operating leases. The first lease, which covers approximately 123,500 square feet, expires on October 1, 2010, with two renewal options for four years each. The second lease covers approximately 13,500 square feet and expires on December 31, 2006. Thirdly, the Company leases a 62,700 square foot facility in Tyler, Texas where it manufactures materials for other drape converters under a lease which expires July 31, 2012.

The Company’s facility in Acuna, Mexico houses 21,250 square feet of manufacturing and warehouse space under a lease that expires on July 31, 2007. The Company’s leased facilities in Gurnee, Illinois, consisting of a 44,300 square foot warehouse and office building and a 30,000 square foot manufacturing and warehouse building, were closed in the second quarter of 2005, and those operations were consolidated into the Company’s operations in the Dominican Republic, Columbus, Mississippi and Tyler, Texas.

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

The Company’s manufacturing and distribution operations in the Netherlands are currently conducted from a 49,000 square foot facility in Zutphen under a lease which expires on November 30, 2006 and a 17,000 square foot facility in Varsseveld under a lease which expires on April 30, 2008. At these facilities, the Company has approximately 24,000 square feet of manufacturing space, approximately 35,000 square feet of warehouse and storage space, and approximately 7,000 square feet of administrative office space. In December 2005, the Company signed a lease for a 41,000 square foot manufacturing, warehouse and office building that is currently under construction. Completion of the building is expected in late 2006 at which time the Company’s current Zutphen manufacturing and administration operations will be relocated to the new facility. The new lease provides for a first right of refusal for an additional 10,800 square feet of expansion capacity which would accommodate the potential consolidation of the operations currently conducted in the Varsseveld facility when its lease expires in 2008. The operating lease for the new building extends through November 30, 2016, with a right to terminate the lease after five years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of the Company’s shareholders during the three months ended December 31, 2005.

Directors and Executive Officers

The current directors and executive officers of the Company are as follows:

Name	Position
Dan R. Lee	Chairman, President and Chief Executive Officer, Director
Mark J. Alvarez	Chief Operating Officer
Roger G. Wilson	Chief Financial Officer, Treasurer and Secretary
Kenneth F. Davis	Director
Michael E. Glasscock, III	Director
Rosdon Hendrix	Director
Gene R. McGrevin	Director
Marc R. Sarni	Director
Ronald L. Smorada	Director

Dan R. Lee (age 58) was appointed Chairman of the Board of Directors effective July 1, 2002, and was appointed to serve as President and Chief Executive Officer of the Company in December 2000. Additionally, he continues his role as the President of Microtek, a subsidiary of the Company. He became an executive officer of the Company following the conclusion of the acquisition of Microtek in 1996, and became a director of the Company in December 1996. Prior to accepting such positions with the Company, Mr. Lee had served as the Vice President and Chief Operating and Financial Officer of Microtek since 1987. Previous to that time, he was engaged in the public accounting practice, including more than five years with KPMG LLP. Mr. Lee serves on the Board of NBC Capital Corp., a bank holding company traded on the American Stock Exchange.

Mark J. Alvarez (age 46) was appointed Chief Operating Officer of the Company in August 2005. Prior to joining the Company and since 2002, Mr. Alvarez served as the President of Recall North America, a document management solutions company with 2,000 employees across 150 facilities in the U.S., Canada and Mexico. Prior to joining Recall North America, Mr. Alvarez served in progressively more senior positions with General Electric Company from 1983 to 2002, initially with GE Medical Systems and thereafter in more senior leadership positions within General Electric’s Corporate Marketing and Sales group across all of the industrial and capital businesses of General Electric Company. Mr. Alvarez serves as an Advisory Board member for Nioxin Research Laboratories, Inc.

Roger G. “Jerry” Wilson (age 62) was appointed Chief Financial Officer of the Company in December 2000, in addition to serving since July 1998 in the position of Vice President and Chief Financial Officer of Microtek. Mr. Wilson served as Vice President of Finance for the White Knight Healthcare subsidiary after its acquisition by the Company in 1995. Prior to accepting such positions, Mr. Wilson had served as corporate controller of White Knight Healthcare, Inc. since 1987. Mr. Wilson was also employed by Akzo America, Inc. for twelve years in various accounting and income tax management positions. Prior to that, Mr. Wilson, who is a Certified Public Accountant, practiced public accounting for seven years.

Kenneth F. Davis (age 54) was elected a director of the Company in January 1996. Dr. Davis was a practicing surgeon on the staff of the Harbin Clinic and Redmond Regional Medical Center in Rome, Georgia from 1986 to 2000. Dr. Davis now serves as the Chief Executive Officer and President of the Harbin Clinic, the largest multi-specialty clinic in Georgia. In addition, Dr. Davis serves on the Board of Heritage First Bank, Adams Product Management, Hydro Dynamics, Inc. and the Georgia Land Trust. He also serves on the Board of Visitors for Berry College.

Michael E. Glasscock (age 72) was appointed a Director of the Company in December 2002. Dr. Glasscock, a physician, practiced otology and neurotology for 35 years and retired from the active practice of medicine in 1997. From 1997 to 1998, Dr. Glasscock served as Chairman of St. Cloud Medical, a physician practice management company, from 1998 to 2001 he served as Chairman of TrueSound, Inc., a hearing aid dispensing company, and since 2001 he has served as Chairman of Tympany, a start-up company that has developed an automated hearing test. Dr. Glasscock has published in excess of 250 scientific articles and founded the American Journal of Otology and the E.A.R. Foundation, was the past president of the American Otologic Society, and has been an active entrepreneur with several medical related companies.

Rosdon Hendrix (age 66) was elected a Director of the Company in December 1994. Until he retired in June 1992, Mr. Hendrix served for approximately 30 years in various financial positions for General Motors Corporation, including serving as Resident Comptroller from 1975 until his retirement. Since June 1992, Mr. Hendrix has engaged in efficiency consulting studies and other consulting services with various governmental authorities and businesses. In addition, since June 1997, Mr. Hendrix has performed information technology consulting services for Lockheed Martin. On December 1, 2003, Lockheed Martin’s commercial division was acquired by Affiliated Computer Services, Inc. (ACS), and Mr. Hendrix has been retained by ACS as a consultant.

Gene R. McGrevin (age 63) was appointed Chairman of the Board of Directors and acting President of the Company in April 1997, and currently serves as a Director of the Company. Mr. McGrevin served as chairman of P.E.T.Net Pharmaceutical Services, LLC, a manufacturer and distributor of radiopharmaceuticals, from May 1997 until January 2001. Mr. McGrevin previously served as Vice Chairman and Chief Executive Officer of Syncor International Corp., a public company in the nuclear medicine industry, with which Mr. McGrevin was associated since 1989. Prior to managing Syncor, Mr. McGrevin served in executive positions with various healthcare businesses including President of the Healthcare Products Group of Kimberly-Clark Corporation, founder and President of a consulting firm specializing in the healthcare industry and an executive officer of VHA Enterprises, Inc. Mr. McGrevin is currently chairman of the executive committee of Hydro Dynamics, Inc. and serves as chairman of the Board of Real Time Medical Data, LLC.

Marc R. Sarni (age 47) was elected a Director of the Company in May 2005. Mr. Sarni is a Principal at Cornerstone Investment LLC, a group engaged in the investment, development and property management of residential and commercial real estate. Mr. Sarni worked as an investment banker at A.G. Edwards and Sons, Inc. for 17 years, and from 1997 until 2003, was the Managing Director responsible for establishing and managing the Healthcare Industry Group within the corporate finance department’s Emerging Growth Sector. The Healthcare Industry Group of A.G. Edwards focused primarily on emerging growth medical technology, biotechnology, specialty pharmaceutical and healthcare services companies. Prior to joining A.G. Edwards, Mr. Sarni spent three years working as a Certified Public Accountant at PriceWaterhouse (now PricewaterhouseCoopers LLP). Mr. Sarni currently serves as a member of the Board of Managers for Ascension Health Ventures, the strategic health venture-investing subsidiary of Ascension Health, the nation’s largest Catholic and not-for-profit healthcare system. Mr. Sarni serves on the Boards of Hollis-Eden Pharmaceuticals, Inc. and Young Innovations, Inc.

Ronald L. Smorada (age 59) was elected a Director of the Company in May 1999. Dr. Smorada has long been an active participant in the global nonwovens industry. From 1995 to 1999, Dr. Smorada held senior management positions at Reemay, Fiberweb and BBA US Holdings, the latter being the parent of the former two with nonwoven sales in excess of $800 million. During this time, he worked in the development, acquisition and integration of new and existing businesses, both domestic and international. Since 2000, Dr. Smorada has been involved with establishing new businesses which develop novel nonwoven materials for entirely new uses. His major focus is the application and conversion of science and technical concepts into meaningful businesses.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock is traded and quoted on The Nasdaq Stock Market under the symbol “MTMD”. The following table shows the quarterly range of high and low sales prices of the common stock during the periods indicated since December 31, 2003.

	Common Stock
	High	Low
2005
First Quarter	$4.17	$3.25
Second Quarter	$3.96	$3.30
Third Quarter	$4.11	$3.25
Fourth Quarter	$3.92	$3.31

2004
First Quarter	$6.20	$3.91
Second Quarter	$5.39	$3.92
Third Quarter	$5.13	$3.07
Fourth Quarter	$4.46	$3.20

Holders

On March 10, 2006, the closing sales price for the common stock as reported by The Nasdaq Stock Market was $3.48 per share. As of March 10, 2006, the Company had approximately 1,300 shareholders of record.

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

Issuer Purchases of Equity Securities

In February 2000, the Board of Directors authorized the repurchase of up to five percent (5%) of the Company’s outstanding common stock from time to time in open market or private transactions. As amended to date, the Company’s share repurchase program authorizes the repurchase of up to an aggregate of 2,000,000 shares. As of December 31, 2005, the Company had repurchased 1,381,514 shares for an aggregate repurchase price of $2.8 million. The program expires on December 31, 2006, unless extended. The following table summarizes the Company’s share repurchases during the Company’s fourth quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans
October 1 to 31, 2005	—	$—	—	657,705
November 1 to 30, 2005	39,219	$3.76	39,219	618,486
December 1 to 31, 2005	—	$—	—	618,486

Total	39,219	$3.76	39,219	618,486

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth summary historical financial data for each of the five years in the period ended December 31, 2005.

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

The summary historical financial data should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data appearing elsewhere in this Form 10-K. The summary historical financial data for each of the five years in the period ended December 31, 2005 has been derived from the Company’s audited consolidated financial statements.

	Year Ended December 31,
(in thousands, except per share data)	2001	2002	2003	2004	2005
Statement of Operations Data:
Net sales	$79,470	$85,228	$98,664	$126,581	$134,458
Licensing revenues	1,497	1,427	—	—	—

Total revenues	80,967	86,655	98,664	126,581	134,458

Cost of goods sold	48,497	52,554	59,448	77,017	81,932

Gross profit	32,470	34,101	39,216	49,564	52,526

Operating expenses
Selling, general and administrative	25,166	27,326	31,261	39,483	40,526
Amortization of intangibles	1,520	456	440	809	961
Research and development	1,644	736	940	1,048	810

Total operating expenses	28,330	28,518	32,641	41,340	42,297

Gain (loss) on dispositions	—	—	982	215	(139)

Income from operations	4,140	5,583	7,557	8,439	10,090

Net other (expense) income	(489)	(340)	(44)	718	(244)

Income before income taxes	3,651	5,243	7,513	9,157	9,846

Income tax benefit	(1,138)	(3,171)	(8,510)	(764)	(4,658)

Net income	$4,789	$8,414	$16,023	$9,921	$14,504

Net income per share – basic	$0.11	$0.20	$0.38	$0.23	$0.33

Net income per share – diluted	$0.11	$0.20	$0.37	$0.22	$0.33

Weighted average number of common and common equivalent shares outstanding – Basic	41,651	42,125	42,206	43,005	43,347

Weighted average number of common and common equivalent shares outstanding – Diluted	41,842	42,789	43,251	44,500	44,050

	Year Ended December 31,
(in thousands)	2001	2002	2003	2004	2005
Balance Sheet Data
Working capital	$44,946	$42,950	$52,520	$48,819	$59,154
Intangible assets, net	26,351	29,392	30,488	38,951	36,997
Total assets	94,330	96,696	118,299	131,069	140,758
Long-term debt	13,313	7,367	8,528	5,479	1,669
Total shareholders’ equity	69,588	78,886	96,544	108,643	124,066

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to provide an understanding of the Company’s consolidated financial position and results of operations for the three year period ended December 31, 2005. The consolidated financial statements and the accompanying notes included elsewhere in the Company’s Annual Report contain detailed information that should be referred to in conjunction with the following discussion and analysis.

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

Microtek, a market leading healthcare company within its area of focus, manufactures and sells infection control products, fluid control products, safety products and other products to healthcare professionals for use in environments such as operating rooms and ambulatory surgical centers. Microtek’s core product line consists of a large variety of disposable equipment drapes and specialty patient drapes. Microtek has established a broad product selling system through multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. Additionally, Microtek has a strong presence as a branded component supplier to custom procedure tray companies. Through its acquisition of certain businesses of International Medical Products, B.V. and affiliates (collectively, “IMP”) on May 28, 2004, Microtek added to its operations the development, manufacture, marketing and distribution in Europe of high quality dip-molded medical devices (primarily ultrasound probe covers), other equipment covers, cardiac thoracic drain systems, gynecological devices and wound care products.

OTI’s most recent efforts focused primarily on the commercialization of its OREX degradable products and technology for disposing of such products in the nuclear power generating industry. In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to Eastern Technologies, Inc. (“ETI”) a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and the homeland security industry and for certain other industrial applications. Concurrent with the signing of the License Agreement, the Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company has agreed to provide certain sourcing and supply chain management services and to sell a total of approximately $4.8 million of inventory to ETI over the term of the Supply Agreement.

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

Sales Growth

The Company has increased its consolidated net revenues from approximately $81.0 million in 2001 to $134.5 million in 2005. This growth has resulted from acquisitions and through double-digit internal growth. Since January 2001, the Company has completed approximately six acquisitions, including:

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

While continued investment in promoting the Company’s brand has offset gains from revenue growth in the short term, the Company believes that its branded sales and marketing infrastructure will aid the Company in maintaining and increasing revenues and thereby contribute to the Company’s operating income. The Company also believes that additional internal growth in net revenues can be achieved through increased focus on the design and release of new products, targeted sales efforts in key surgical procedures and departments within the hospital and outpatient surgical settings, continued relationship building with major OEM’s, and an increased international presence stemming from the Company’s European manufacturing and distribution center in the Netherlands and an increased direct branded presence in other parts of Europe. The Company also expects to continue to pursue acquisitions that are accretive to earnings and shareholder value over the long-term. In the absence of such acquisition opportunities, the Company will use its cash flow to reduce indebtedness or, when appropriate, to repurchase shares of the Company’s stock pursuant to its share repurchase program.

Operating Performance

The Company operates in an environment where it is necessary to realize cost reduction opportunities to offset continued competitive pricing and other margin pressures. In spite of raw material price increases resulting from fluctuating petroleum prices, the weakening of the US dollar in relation to the Dominican peso, price pressures related to certain of the Company’s OEM relationships and changes in the Company’s sales mix, the Company has been able to substantially maintain its gross margin at approximately 39 percent in 2005 and 2004. The Company has done so by leveraging its low-cost offshore manufacturing capabilities and its other sourcing capabilities and relationships in China where these capabilities and relationships are considered advantageous. The Company has also maintained its margins through targeted capital investment for productivity and efficiency improvements and manufacturing cost reductions resulting from facility and plant rationalization and consolidation. For example, during 2004, the Company either consolidated into its Tyler, Texas facility or transferred offshore the operations of its former Athens, Texas facility. Additionally, during 2005, the Company consolidated its manufacturing operations acquired in the November 2003 Plasco transaction from Gurnee, Illinois to its facilities in the Dominican Republic. These consolidations resulted in substantial cost savings and have helped to mitigate pressures from increases in raw material prices and foreign currency pressures related to the Dominican peso in 2005. The Company continuously looks for continued savings from facility consolidations and other process improvements at each of its facilities.

Since 2003, the Company’s selling, general and administrative expenses as a percentage of consolidated net revenues have improved from approximately 31.7 percent in 2003 to approximately 31.2 percent in 2004 and to 30.1 percent in 2005. The Company attributes this improvement over the past three years to increased leverage on higher revenues and its general and administrative cost cutting and control efforts which have offset increases in distribution costs and sales and marketing expenses. In terms of absolute dollars, the Company attributes the increase in its total selling, general and administrative expenses from 2003 to 2005 primarily to higher variable selling and distribution costs resulting from increased revenues and to its investment during 2005 in the selling, general and administrative infrastructure of its Netherlands operations. Since 2003, the Company has also made a considerable investment in its sales and market infrastructure in an effort to promote the Company’s branded market presence in the United States. Additionally, the Company has experienced increases in distribution costs, particularly in 2005, as a result of increased freight and other expenses associated with rising petroleum prices.

The Company’s research and development expenses have been modest at one percent or less of consolidated net revenues in 2003, 2004 and 2005. A significant component of the Company’s future business plan focuses on internal growth, much of which is expected to be generated through new product development and product line extensions. The Company expects that its research and development expenses will increase in the future as the Company invests in additional internal research and development expertise and as it pursues expanded research and development activities.

The Company’s amortization of intangibles in 2004 and 2005 has been approximately $1 million. The Company expects that its amortization expense in 2006 will be consistent with 2005. As previously incurred patent and other intangibles become fully amortized, they will be replaced by the Company’s future investments to seek patent and trademark protection for its proprietary products resulting from the Company’s expended research and development efforts.

Cash Flows

Over the past three years, the Company has reduced its indebtedness from $7.4 million at December 31, 2002 to $1.7 million at December 31, 2005, while completing three different acquisition transactions, including the Company’s most recent IMP acquisition in May 2004 for approximately $9.6 million. The Company attributes its improved cash flows in 2005 to its sound working capital management activities, primarily its inventory management, to relatively modest capital expenditures in 2005 of approximately $1.1 million, and the cash savings related to the Company’s net operating loss carryforwards which eliminate the payment of substantially all Federal income taxes on the Company’s earnings until these carryforwards are fully utilized. Absent the effect of any potential future acquisitions, capital expenditures in 2006 are expected to increase over its 2005 capital expenditures of approximately $1.1 million. The Company anticipates future capital improvements to certain of its manufacturing facilities and an increase in capital expenditures related to the Company’s information technology infrastructure both domestically and abroad. As of March 10, 2006, the Company had repaid all outstanding borrowings under its revolving credit facility.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Overview. Consolidated net revenues were $134.5 million in 2005, representing a 6.2 percent increase as compared to 2004, primarily as a result of revenues of $14.0 million from the IMP acquisition which was completed on May 28, 2004, and internal growth in the Company’s healthcare sales of approximately 4.2 percent. OTI division revenues in 2005 decreased by approximately $2.9 million, or 38.7 percent, from 2004. Gross margins in 2005 were 39.1 percent, versus 39.2 percent in 2004. Income from operations in 2005 increased by $1.7 million, or 19.6 percent, from 2004. Excluding losses and gains on dispositions of property and equipment in 2005 and 2004 of ($139,000) and $215,000, respectively, income from operations in 2005 increased by $2.0 million, or 24.4 percent, over 2004. Net income for 2005 was $14.5 million, including foreign currency exchange losses of $408,000, and a net deferred income tax benefit of $4.7 million related primarily to the reduction in the Company’s valuation allowance for its deferred tax assets and the offsetting current state, foreign and Federal alternative minimum income tax expense for 2005. The Company’s cash flow from operations in 2005 was $9.7 million which, together with proceeds from sales of property and equipment and proceeds from common stock issuances and option exercises, was used to fund capital expenditures of $1.1 million and to pay down approximately $3.8 million of long-term debt during the year. The Company’s cash and cash equivalents increased by $5.8 million during 2005 and totaled approximately $14.8 million at December 31, 2005.

Net Revenues. Consolidated net revenues in 2005 were $134.5 million, an increase of $7.9 million or 6.2 percent over the $126.6 million of net revenues reported in 2004.

For 2005, Microtek’s net revenues totaled $129.9 million, an increase of $10.7 million, or 9.0 percent, over net revenues of $119.2 million reported in 2004. Included in Microtek’s net revenues for 2005 are $14.0 million in revenues associated with the IMP acquisition, as compared to $7.9 million in 2004. The following table depicts Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues in 2005 and 2004 (in millions):

	Year ended December 31, 2005		Year ended December 31, 2004
	Amount	% of Total	Amount	% of Total
Domestic	$97.1	74.8%	$95.5	80.1%
International	32.8	25.2%	23.7	19.9%

Total	$129.9	100.0%	$119.2	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories, hospital branded and contract manufacturing (commonly referred to as OEM). Domestic branded revenues were 64.8 percent and OEM revenues were 35.2 percent of Microtek’s total domestic revenues in 2005 as compared to 66.2 percent and 33.8 percent, respectively, in 2004. Included in the Company’s OEM revenues are sales of product to “non-branded” or private label customers. Previously, sales of the Company’s branded products to custom procedure tray assemblers (also known as kitpackers) were included in the Company’s OEM channel revenues. Beginning January 1, 2005, kitpacker revenues are not included in the Company’s domestic branded channel so that the Company’s domestic branded sales force can better monitor and promote end user awareness of and loyalty to the Company’s products which are included in these kits. Revenues attributable to the domestic branded and OEM changes in 2004 have been restated to conform to channel classification used in 2005.

Microtek’s domestic branded revenues in 2005 were relatively consistent with 2004 amounts. The lack of growth in 2005 is the result of the consolidation of two large kit companies during 2004 and pricing and other competitive pressures experienced by the Company in 2005. Microtek’s OEM revenues in 2005 increased by $1.9 million, or 5.9 percent, to $34.2 million from $32.3 million in 2004. Increases in OEM revenues resulted primarily from growth in the Company’s private label revenues which was partially offset by lower trilaminate converting and woundcare revenues which declined as a result of customer decisions to move this business in-house or to another offshore provider.

Microtek’s international revenues, which accounted for 25.2 percent of Microtek’s 2005 net revenues, grew by $9.1 million, or 38.6 percent, over 2004 as a result of internal growth of approximately $3.1 million, or 19.6 percent, and a $6.0 million increase in revenues from the IMP acquisition completed in May 2004.

OTI’s net revenues were $4.5 million in 2005 and consisted primarily of sales of finished goods inventories to ETI and royalties under the license agreement of $300,000. OTI’s net revenues in 2004 were $7.4 million, including approximately $1.2 in sales of certain OREX raw materials to a related party in September 2004 and royalties under the license agreement of $75,000. As discussed above, in September 2004, the Company licensed its OREX degradable products and disposal technologies for nuclear and other specified applications to a third party and entered into an exclusive three-year Supply Agreement for certain sourcing and supply chain management services. Subsequent to the signing of the License Agreement, the Company expects that OTI division revenues will consist of license royalties totaling $75,000 per quarter through September 2007 and sales of finished goods inventories to a third party, including a pro rata share of management fee income, aggregating approximately $7.5 million over the three-year term of the Supply Agreement.

Gross Margins. Consolidated gross margins in 2005 were 39.1 percent, as compared with 39.2 percent for 2004. Microtek’s gross margin was approximately 39.1 percent in 2005 versus 39.8 percent in 2004. OTI’s gross margin in 2005 was 37.9 percent, as compared to 28.4 percent in 2004. The Company attributes its ability to maintain consolidated gross margins of approximately 39 percent to cost control and other manufacturing improvements designed to improve gross margins which substantially offset the impact of higher raw material costs resulting from rising petroleum prices and the weakening of the US dollar in relation to the Dominican peso in 2005.

Following the licensing of the OREX technology in September 2004, OTI division revenues, consisting of sales of finished goods inventories, including a pro rata share of management fee income, and license royalties, are expected to generate gross margins in excess of 36 percent and are not expected to have a material dilutive impact on the Company’s consolidated gross margins.

Operating Expenses. Consolidated operating expenses as a percentage of net revenues in 2005 were 31.5 percent, as compared to 32.7 percent in 2004. Microtek’s operating expenses, which include corporate administrative expenses, as a percentage of net revenues, for 2005 were 32.3 percent versus 33.4 percent in 2004. In absolute dollar amounts, Microtek’s operating expenses increased in 2005 by $2.2 million to $41.9 million. OTI’s operating expenses in 2005 decreased by $1.1 million, or 68.0 percent, from 2004.

Consolidated selling, general and administrative (“SG&A”) expenses were $40.5 million or 30.1 percent of net revenues in 2005, versus $39.5 million or 31.2 percent of net revenues for 2004.

In 2005, Microtek’s SG&A expenses totaled approximately $40.2 million, or 31.0 percent of Microtek’s net revenues, as compared to $38.2 million, or 32.0 percent of net revenues, in 2004. Contributing to the overall increase in the absolute dollar amount of Microtek’s SG&A expenses was an increase SG&A expenses related to the IMP businesses of $2.0 million. Excluding expenses associated with the IMP businesses, Microtek’s total SG&A expenses increased by approximately $40,000 principally as a result of a $548,000 increase in distribution costs and a $387,000 increase in sales and marketing expenses which were offset by an $895,000 decrease in general and administrative expenses. The Company attributes the increases in its distribution and sales and marketing expenses in 2005 primarily to the variable nature of a significant portion of these costs and the related increase in net revenues in 2005 and, with respect to distribution expenses, the impact of rising petroleum prices in 2005 on the Company’s freight and other similar distribution expenses. Microtek’s general and administrative expenses in 2005 declined from 2004 primarily as a result of various administrative cost control and cost elimination measures, including, most significantly, the closure of the Company’s Plasco manufacturing facilities in Gurnee, Illinois in the second quarter of 2005 which eliminated the related administrative cost infrastructure in the last six months of 2005.

Following the ETI transaction in September 2004, the Company has substantially reduced the SG&A expenses of its OTI division in 2005 and for all future periods. During 2005, SG&A expenses for the OTI division consisted primarily of franchise taxes, depreciation expense and miscellaneous administrative costs and totaled $309,000. In 2004, the OTI division’s SG&A expenses, consisting primarily of sales commissions, warehousing and distribution expenses and other administrative costs, totaled approximately $1.3 million.

Consolidated research and development expenses were $810,000 in 2005 as compared to $1,048,000 in 2004. The net decrease in research and development expenses is a result of a $173,000 decrease in Microtek’s research and development expenses and a $65,000 decrease in OTI’s research and development expenses. The decline in consolidated research and development expenses in 2005 is the result of a more focused research and development program and the Company’s continued cost cutting efforts during 2005. Microtek’s future research and development activities will be specifically focused on new product development, as well as product enhancements and product line extensions. There are no new future research and development projects planned for the Company’s OTI division. The OTI division will continue to incur expenses related to maintenance and protection of OTI’s intellectual property.

Consolidated amortization of intangibles in 2005 was $961,000 and increased over amortization expense in 2004 of $809,000 as a result of a full year of amortization expense related to the intangibles acquired in the IMP acquisition (increase over 2004 of $108,000) and a $44,000 increase in Microtek’s amortization expense related primarily to patent and other intangible amortization. As part of the licensing of the OREX technology in September 2004, the Company retained ownership of all of its intangible assets, including patent acquisition costs, related to its OREX products and processing technology. Consequently, this licensing agreement is not expected to have an impact on amortization of intangibles in future periods.

Income from Operations. Consolidated income from operations for 2005 was $10.1 million, versus $8.4 million in 2004, an increase in 19.6 percent. Excluding disposition losses of $139,000 in 2005 related to the closure of the Company’s manufacturing facilities in Gurnee, Illinois and the transition of those operations to the Dominican Republic and gains of $215,000 in 2004 related to dispositions of property and equipment, the Company’s consolidated income from operations in 2005 increased by $2.0 million, or 24.4 percent, over 2004. Microtek’s income from operations in 2005 of $8.9 million increased by approximately $1.2 million or 15.2 percent, from income from operations in 2004 of $7.7 million. The Company’s OTI division reported income from operations in 2005 of $1.2 million, a 66.1 percent improvement over OTI’s income from operations of $732,000 in 2004.

Interest Expense and Interest Income. Consolidated interest expense was $227,000 in 2005, as compared to $322,000 in 2004. The decrease in consolidated interest expense in 2005 resulted primarily from lower average borrowings under the Company’s Credit Agreement. Interest income of $189,000 in 2005 increased from $57,000 in 2004 as a result of higher interest rates applicable to the Company’s cash and cash equivalents and interest income attributable to the promissory note from Global Resources, Inc. related to the September 2004 sales of certain raw material inventories.

Other Income/Expense, Net. Other income includes the Company’s equity in earnings of its investee, Global Resources, Inc., which totaled $202,000 and $128,000 in 2005 and 2004, respectively. Also included in other income and expense are foreign currency exchange gains and losses resulting from the translation of certain intercompany transactions of the Company’s Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries. In 2005, the Company’s recorded foreign currency exchange losses of $408,000, as compared to foreign currency exchange gains of approximately $850,000 in 2004. The Company believes that changes made to the structure of these intercompany transactions during the second quarter of 2005 will significantly minimize the occurrence of these foreign currency exchange losses in future period.

Income Taxes. The Company’s provision for income taxes in 2005 reflects a total net income tax benefit of $4.7 million, consisting of a $5.3 million net deferred income tax benefit due primarily to the decrease in the Company’s valuation allowance for deferred tax assets, and the offsetting state and foreign current income tax expense of $493,000. Additionally, in 2005, the Company incurred tax expense of approximately $105,000 related to alternative minimum taxes for Federal purposes. In 2004, the Company’s provision for income taxes reflected a total net income tax benefit of $764,000, consisting of a $1.7 million net deferred income tax benefit due primarily to the decrease in the Company’s valuation allowance associated with its deferred tax assets, and the offsetting state and foreign current income tax expense of $760,000 and alternative minimum taxes for Federal purposes of $166,000.

Net Income. The resulting net income for 2005 was $14.5 million, or $0.33 per basic and diluted share. This compares to the net income of $9.9 million, or $0.23 and $0.22 per basic and diluted share, respectively, reported for 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Overview. Consolidated net revenues were $126.6 million in 2004, representing a 28.3 percent increase as compared to 2003 primarily as a result of revenues of $9.4 million from the Plasco division which was acquired in November 2003, revenues of $7.9 million associated with the businesses acquired from IMP on May 28, 2004 and internal growth in the Company’s healthcare sales of approximately 10.7 percent. OTI division revenues in 2004 increased by approximately $1.9 million, or 34.3 percent, over 2003. Gross margins in 2004 were 39.2 percent, versus 39.7 percent in 2003. Income from operations in 2004 increased by $882,000 over 2003. Excluding gains on dispositions of property and equipment in 2004 and 2003 of $215,000 and $982,000, respectively, income from operations in 2004 increased by $1.6 million over 2003. Net income for 2004 was $9.9 million, including foreign currency exchange gains of $850,000, and a net deferred income tax benefit of $764,000 related primarily to the reduction in the Company’s valuation allowance for its deferred tax assets and the offsetting current state, foreign and Federal alternative minimum income tax expense for 2004. The Company’s cash flow from operations in 2004 was $12.1 million which, together with proceeds from sales of property and equipment and proceeds from common stock issuances and option exercises, was used to fund capital expenditures of $2.1 million, to finance the IMP and OrthoPlast acquisitions totaling $9.6 million and $419,000, respectively, and to pay down approximately $3.1 million of debt during the year.

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

	Year ended December 31, 2004		Year ended December 31, 2003
	Amount	% of Total	Amount	% of Total
Domestic	$95.5	80.1%	$79.9	85.8%
International	23.7	19.9%	13.3	14.2%

Total	$119.2	100.0%	$93.2	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories, domestic branded and contract manufacturing (commonly referred to as OEM). Domestic branded revenues were 66.2 percent and OEM revenues were 33.8 percent of Microtek’s total domestic revenues in 2004 as compared to 69.3 percent and 30.7 percent, respectively, in 2003. As indicated above with respect to the Company’s net revenues in 2005 versus 2004, sales of the Company’s branded products to custom procedure tray assemblers (also known as kitpackers) were previously included in the Company’s OEM channel revenues. Beginning January 1, 2005, kitpacker revenues are not included in the Company’s domestic branded channel so that the Company’s domestic branded sales force can better monitor and promote end user awareness of and loyalty to the Company’s products which are included in these kits. Revenues attributable to the domestic branded and OEM changes in 2004 and 2003 have been restated to conform to channel classification used in 2005.

Microtek’s domestic branded revenues in 2004 increased by $7.8 million, or 14.1 percent, to $63.2 million from $55.4 million in 2003. A significant contributor to this growth in 2004 was the Company’s CleanOp product line which demonstrated growth of approximately 30 percent over 2003 as the result of continued market penetration and focused sales and marketing efforts related to this product line. Microtek’s other domestic branded revenues, excluding safety products, demonstrated internal growth in 2004 of approximately 6.9 percent, led by strong revenue contribution from Microtek’s Venodyne product line in 2004 as compared to 2003. Additionally, revenues from the Plasco division contributed $5.4 million to Microtek’s domestic branded revenues in 2004, as compared to $729,000 in 2003. Partially offsetting these increases was a decline in safety product revenues of $527,000 due primarily to the sale of a portion of this product line in September 2003. Microtek’s OEM revenues in 2004 increased by $7.8 million, or 31.9 percent, to $32.3 million from $24.5 million in 2003. Increases in OEM revenues resulted primarily from growth in the Company’s private label revenues and from $3.8 million in OEM revenues from the recently acquired Plasco division, versus $402,000 in Plasco division revenues in 2003.

Microtek’s international revenues, which accounted for 19.9 percent of Microtek’s 2004 net revenues, grew by $10.4 million, or more than 78 percent, over 2003 as a result of internal growth of approximately $2.5 million, or 18.7 percent, and approximately $7.9 million in revenues related to the IMP acquisition completed in May 2004.

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

Consolidated SG&A expenses were $39.5 million or 31.2 percent of net revenues in 2004, versus $31.3 million or 31.7 percent of net revenues for 2003. In 2004, Microtek’s SG&A expenses totaled approximately $38.2 million, or 32.0 percent of Microtek’s net revenues, as compared to $29.9 million, or 32.1 percent of net revenues, in 2003. Contributing to the overall increase in the absolute dollar amount of Microtek’s SG&A expenses were SG&A expenses related to the recent Plasco and IMP acquisitions of $2.8 million and $1.8 million, respectively. SG&A expenses attributable to the Plasco acquisition in 2003 were approximately $470,000. Excluding expenses associated with recent acquisitions, Microtek’s SG&A expenses increased by approximately $4.2 million principally as a result of a $2.1 million increase in distribution costs and a $2.4 million increase in sales and marketing expenses. The Company attributes the increases in its distribution and sales and marketing expenses in 2004 primarily to the variable nature of a significant portion of these costs and the related increase in net revenues in 2004. Additionally, during 2004, the Company made significant planned investments in its branded sales and marketing infrastructure, principally salaries and product promotions, including a comprehensive revision of the Company’s marketing literature and other materials designed to increase brand awareness and recognition. Microtek’s general and administrative expenses in 2004 declined slightly from 2003 as various administrative cost control measures more than offset higher legal and accounting costs associated primarily with the Company’s Sarbanes-Oxley compliance programs and initiatives. SG&A expenses for OTI division in 2004 consisted primarily of sales commissions, warehousing and distribution expenses and other administrative costs that totaled approximately $1.3 million in both 2004 and 2003.

Consolidated research and development expenses were $1,048,000 in 2004 as compared to $940,000 in 2003. The net increase in research and development expenses is a result of a $250,000 increase in Microtek’s research and development expenses offset by a $142,000 decrease in OTI’s research and development expenses. During 2004, Microtek continued the expansion of its product development program which included numerous product enhancements and new product introductions for 2004 and 2005. The reduction in OTI’s product development costs reflects the division’s continued cost cutting efforts during 2004 and its more narrow focus on new market opportunities for its OREX Degradable products within the nuclear industry.

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

Interest Expense and Interest Income. Consolidated interest expense was $322,000 in 2004 as compared to $263,000 in 2003. The increase in interest expense of $59,000 in 2004 is a result higher average interest rates and higher average borrowings on the Company’s line of credit facility during 2004, primarily due to the financing of the IMP acquisition in May 2004. In 2004, interest income totaled $57,000, a decrease of $27,000 from $84,000 in 2003, due to lower average interest rates and lower average cash and cash equivalent balances during 2004.

Other Income/Expense, Net. Other income includes the Company’s equity in earnings of its investee, Global Resources, Inc., which totaled $128,000 and $85,000 in 2004 and 2003, respectively. Also included in other income in 2004 are foreign currency exchange gains of approximately $850,000 resulting from the translation of certain intercompany transactions of the Company’s Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries.

Income Taxes. The Company’s provision for income taxes in 2004 reflects a net income tax benefit of $764,000, consisting of a $1.7 million non-cash deferred income tax benefit due primarily to the decrease in the Company’s valuation allowance associated with its deferred tax assets, and the offsetting state and foreign income tax expense of $760,000. Additionally, in 2004, the Company incurred tax expense of approximately $166,000 related to alternative minimum taxes for Federal purposes. The Company’s provision for income taxes in 2003 reflects a net income tax benefit of $8.5 million comprised of an $8.8 million non-cash deferred income tax benefit principally from the decrease of the Company’s valuation allowance associated with its deferred tax assets and the offsetting state and foreign income tax expense of $300,000.

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

Liquidity and Capital Resources

As of December 31, 2005, the Company’s cash and cash equivalents totaled $14.8 million compared to $9.0 million at December 31, 2004. The following are highlights of the Company’s cash flow activity in 2005 and 2004 (in thousands):

	Year ended December 31,
	2005	2004
Cash provided by operating activities	$9,702	$12,140
Cash used in investing activities	(897)	(11,515)
Cash used in by financing activities	(2,748)	(641)

During 2005, the Company utilized cash to reduce borrowings under its line of credit agreement, to make scheduled debt repayments related to previous acquisitions, capital lease and other debt obligations, and to purchase property and equipment.

Cash provided by operating activities in 2005 totaled $9.7 million and resulted from improved profitability and working capital management, particularly inventories which decreased by $1.5 million, and the cash savings related to the Company’s net operating loss carryforwards which eliminate the payment of substantially all Federal income taxes on the Company’s earnings until these carryforwards are fully utilized. Uses of operating cash in 2005 included increases in accounts receivable and prepaid expenses and other assets and decreases in accounts payable, accrued compensation, and other accrued liabilities. During 2005, cash used in investing activities of $897,000 included purchases of capital property and equipment of approximately $1.1 million, offset by $215,000 in proceeds from the sales of property and equipment. Capital additions in 2005 included machinery and equipment and computer equipment. Cash used in financing activities in 2005 was $2.7 million and resulted from net repayments under the Company’s line of credit agreement of $3.3 million, repayments of notes payable, including capital lease obligations, of $491,000, and treasury stock repurchases of $147,000, which were offset by proceeds from the exercise of stock options and other issuances of common stock of approximately $1.1 million. Additionally, in 2005, the Company’s bank overdraft increased by $93,000.

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

The Company maintains a credit agreement (as amended to date, the “Credit Agreement”) with JP Morgan Chase Bank (the “Bank”), consisting of a $23.5 million revolving credit facility, maturing on June 30, 2008. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Borrowing availability under the revolving facility at December 31, 2005 totaled $15.4 million. Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (7.5 percent at December 31, 2005). Outstanding borrowings under the revolving credit facility were $1.2 million and $4.5 million at December 31, 2005 and 2004, respectively. As of March 10, 2006, the Company had repaid all outstanding borrowings under the revolving credit facility and had a total borrowing availability of $15.1 million. The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at December 31, 2005 or 2004. The Credit Agreement provides for a fee of 0.375% per annum on the unused commitment, an annual collateral monitoring fee of $35,000, and an outstanding letter of credit fee of 2.0% per annum. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices. The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios and earnings, and limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. The Company also is not permitted to pay any dividends.

Based on its current business plan, the Company currently expects that cash equivalents and short term investments on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 2006. However, currently unforeseen future developments, potential acquisitions and increased working capital requirements may require additional debt financing or issuances of common stock in 2006 and subsequent years.

Inflation. Inflation has not had a material effect on the Company’s operations. If inflation increases, the Company will attempt to increase its prices or control its other expenses to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices or control its other expenses in response to inflation.

Foreign Currency Translation. The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom and the Netherlands are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments, net of applicable taxes, resulted in a loss of $1,536,000 in 2005 and gains of $497,000 and $201,000 in 2004 and 2003, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in the results of operations as incurred. The translation of certain transactions of the Company’s Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries resulted in foreign currency exchange losses of $408,000 for the year ended December 31, 2005 and foreign currency exchange gains for the year ended December 31, 2004 of $850,000. The effect of foreign currency transactions was not material to the Company’s results of operations in 2003.

Currency translations and transactions that are billed and paid in foreign currencies could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies.

Contractual Obligations.

Known contractual obligations of the Company existing as of December 31, 2005, including anticipated interest expense at approximate rates existing at December 31, 2005, and their respective estimated due dates are as follows (in thousands):

	Total	2006	2007-2009	2010-2012	After 2012
Borrowings under credit agreement *	$1,231	$1,231	$—	$—	$—
Acquisition and other notes payable	$300	$300	$—	$—	$—
Capital leases	$149	$130	$19	$—	$—
Operating leases	$16,995	$2,413	$6,279	$4,773	$3,530
Purchase obligations	$9,949	$9,949	$—	$—	$—

*	As of March 10, 2006, the Company had repaid all outstanding borrowings under its revolving credit facility. Therefore, the borrowings outstanding as of December 31, 2005 in the table above have been reflected as 2006 obligations, although the contractual term of the revolving credit facility extends to June 30, 2008.

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

Similarly, the Company’s management must make estimates of the uncollectibility of its accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customers’ payment terms when evaluating the adequacy of its allowance for doubtful accounts. The Company’s accounts receivable at December 31, 2005 totaled $19.5 million, net of allowances of $1.6 million.

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

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be used or sold within the normal operating cycles of the Company’s operations. To the extent that any of these conditions are believed to exist or the utility of the inventory quantities in the ordinary course of business is no longer as great as their carrying value, the carrying value of the inventory is adjusted. To the extent that this adjustment is made during an accounting period, an expense is recorded in the Company’s statement of operations, generally in cost of goods sold. Significant management judgment is required in determining the amount of such an adjustment. In the event that actual results differ from management’s estimates or these estimates and judgments are revised in future periods, the Company may need to record additional adjustments to the carrying value of its inventory which could materially impact the Company’s financial position and results of operation. As of December 31, 2005, the Company’s inventories totaled $31.0 million. Management believes that the Company’s inventory is carried at the lower of cost or market.

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, the valuation allowance against its deferred tax assets and any periodic adjustment of the valuation allowance. At December 31, 2005, the Company has recorded a valuation allowance of $4.9 million, due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of state net operating loss carryforwards, before they expire. As a result of this valuation allowance, the Company’s net deferred tax assets at December 31, 2005 totaled $22.8 million, of which $3.0 million was included in current assets and $19.8 million was included in other long-term assets in the Company’s consolidated balance sheet.

In connection with preparing its financial statements in 2004 and 2005, the Company assessed the future realizability of its deferred tax assets and recorded a reduction in the valuation allowance of $7.9 million in the fourth quarter of 2004 and a total of $9.6 million during the third and fourth quarters of 2005. In making these assessments, the Company considered, among other things, management’s risk-adjusted forecast of taxable income during the periods in which its net operating loss carryforwards can be utilized. Because changes in the Company’s valuation allowance are subject to significant judgments about unknown future events, future developments could have a significant effect on the amount of the Company’s valuation allowance and, consequently, the Company’s financial position and its results of operations.

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

In the event that the carrying value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairment is measured using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Net intangible assets, long-lived assets and goodwill, including property and equipment, amounted to $44.0 million as of December 31, 2005.

Recently Issued Accounting Standards.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. In December 2003, the FASB published a revision to Interpretation No. 46 (46R) to clarify some of the provisions of the original Interpretation. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of the provisions of this Interpretation for 2003, 2004 and 2005 had no effect on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Specifically, SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payments. SFAS No. 123(R) is effective with respect to the Company beginning with the first quarter of 2006. SFAS No. 123(R) permits companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method. The Company is still evaluating which transition method to utilize. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation expense for employee stock options. The Company’s initial adoption of SFAS No. 123(R)’s fair value method on January 1, 2006 is not expected to have an impact on the Company’s results of operations or overall financial position. However, the future impact of the Company’s adoption of SFAS No. 123(R) on its results of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and diluted net income per share in Note 1 to the Company’s consolidated financial statements for the year ended December 31, 2005 included elsewhere in the Company’s Annual Report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 in the third quarter of 2005 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The adoption of FIN 47 in 2005 had no impact on the Company’s consolidated financial statements.

Forward Looking Statements.

Statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, the Company’s ability to maintain its business by continually improving its existing capabilities and simultaneously developing and acquiring new business opportunities while maintaining its customer focus and providing the highest level of customer support; the Company’s ability to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic and China; the Company’s ability to increase shareholder value by efficiently deploying its capital and management resources to grow its business, reduce its operating costs and build sustainable competitive positions and to complete acquisitions that generate attractive cash returns; the Company’s belief that it has made adequate provisions for acquiring its raw materials and other components; the Company’s belief that it will not need to make any material capital expenditures for environmental control facilities during the next 18 to 24 months; the Company’s belief that its branded sales and marketing infrastructure will aid the Company in maintaining and increasing revenues and thereby contribute to the Company’s operating income; the Company’s belief that additional internal growth in net revenues can be achieved through increased focus on the design and release of new products, targeted sales efforts in key surgical procedures and departments within the hospital and outpatient surgical settings, continued relationship building with major OEM’s, and an increased international presence stemming from the Company’s new European manufacturing and distribution centers in the Netherlands and an increased direct branded presence in other parts of Europe; the Company’s ability to complete acquisitions that are accretive to earnings and shareholder value over the long-term; the ability of the Company to achieve continued savings from facility consolidations and other process improvements at its facilities; the Company’s belief that its research and development expenses will increase in the future; the Company’s belief that its amortization of intangibles will be consistent with 2005; the Company’s belief that its capital expenditures in 2006 are expected to increase over its 2005 capital expenditures and the anticipated purpose of these capital expenditures; the Company’s expectation about the composition and amount of revenues to be received by the Company’s OTI division; the Company’s belief that changes made to the structure of intercompany transactions will significantly minimize the occurrence of foreign currency exchange losses in future periods; the Company’s expectation about the gross margin contribution of the Company’s OTI division; the Company’s expectation that it will eliminate substantially all of the OTI division’s selling, general and administrative expenses in future periods; the Company’s current expectation that cash equivalents and short term investments on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements through 2004; the amount and estimated due dates of contractual obligations coming due in the future, judgments by management described under “Critical Accounting Policies” including, without limitation, the Company’s ability to collect accounts receivable due from customers, management’s belief that the Company’s net inventory valuation results in carrying inventory at the lower of cost or market, management’s estimates of taxable income and recoverability of the Company’s deferred tax assets, and the effect of the Company’s valuation allowance for its deferred tax assets on its future operating results; the effect of the newly issued accounting standards on the Company’s consolidated financial statements described under “Newly Issued Accounting Standards”; the Company’s belief that its disclosure controls and procedures provided reasonable assurance that the information required to be disclosed in reports filed or submitted by the Company under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods; Company’s management conclusion that the Company’s internal control over financial reporting was effective as of December 31, 2005; and, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that the Company’s actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect the Company’s business including, without limitation, risks associated with low barriers to entry for competitive products, potential erosion of profit margins, risks of technological obsolescence, reliance upon distributors, regulatory risks, product liability and other risks described in this Annual Report on Form 10-K. See “Risk Factors”. The Company does not undertake to update its forward looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates.

The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom and the Netherlands are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments, net of applicable taxes, resulted in a loss of $1,536,000 in 2005 and a gain of $497,000 and $201,000 in 2004 and 2003, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in the results of operations as incurred. The translation of certain transaction of the Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries resulted in foreign currency exchange losses for the year ended December 31, 2005 of approximately $408,000 and foreign currency exchange gains for the year ended December 31, 2004 of approximately $850,000. The effect of foreign currency transactions was not material to the Company’s results of operations in 2003.

Currency translations and transactions that are billed and paid in foreign currencies could be adversely affected in the future by the relationship of the U.S. dollar and the functional currencies of the Company’s foreign subsidiaries with foreign currencies.

The Company is also subject to fluctuations in the value of the Dominican peso relative to the U.S. dollar. As the value of the Dominican peso increases with respect to the U.S. dollar, the costs of the Company’s inventory increase because the Company manufactures a material portion of its inventory at its facilities located in the Dominican Republic. The appreciation of the Dominican peso relative to the U.S. dollar in the future could adversely affect the Company’s operating results.

The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not materially impact interest income accruing on these investments or, consequently, the Company’s operating results or cash flow. The Company’s greatest sensitivity with respect to the general level of U.S. interest rates relates to the effect that changes in those rates have on the Company’s interest expense. At December 31, 2005, the Company had long-term debt totaling $1.2 million that bears interest at a floating rate approximating the Prime Rate. Because this rate is variable, an increase or decrease in the Company’s average interest rate of ten percent, or approximately 39 basis points, would have increased or decreased interest expense by approximately $18,000 in 2005.

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

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules

13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal controls. There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the Evaluation that occurred during the Company’s quarter ending December 31, 2005 that has materially affected or, to the knowledge of management, is reasonably likely to materially affect the Company’s internal controls.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained or to be contained in the Company’s Proxy Statement (the “Proxy Statement”) for the 2006 Annual Meeting of Shareholders under the heading “Directors and Executive Officers” and “Corporate Governance – Code of Conduct” is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information contained or to be contained in the Company’s Proxy Statement under the caption “Executive Compensation” is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained or to be contained in the Company’s Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

The following financial statements are filed as part of this annual report.

      (2) Financial Statement Schedule:

The following financial statement schedule is filed as part of this annual report:

Schedule II - Valuation and Qualifying Accounts	F-28

Other schedules are omitted because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(3)(a)	Exhibits

3.1	Articles of Incorporation of Isolyser Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.2	Amended and Restated Bylaws of Microtek Medical Holdings, Inc. (incorporated by reference to Exhibit 3.3 filed with the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2004).

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).

4.2	Shareholder Protection Rights Agreement dated as of December 20, 1996 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 1996).

4.3	First Amendment to Shareholder Protection Rights Agreement dated as of October 14, 1997 between Isolyser Company, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K/A filed on October 14, 1997).

4.4	Amended and Restated Credit Agreement dated as of May 14, 2001, between the Company and The Chase Manhattan Bank, as Agent (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2001).

4.5	Second Amendment Agreement dated as of September 30, 2002, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

4.6	Fourth Amendment Agreement dated as of March 31, 2003, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the period ending March 31, 2003).

4.7	Fifth Amendment Agreement dated as of August 7, 2003, to the Amended and Restated Credit Agreement, dated as of May 14, 2001 (incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the period ending June 30, 2003).

4.8	Sixth Amendment and Waiver Agreement dated as of November 21, 2003, to the Amended and Restated Credit Agreement dated as of May 14, 2001 (incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.9	Seventh Amendment and Waiver Agreement dated as of March 4, 2004, to the Amended and Restated Credit Agreement dated as of May 14, 2001 (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2004).

4.10	Eighth Amendment and Waiver Agreement dated as of May 28, 2004 to the Amended and Restated Credit Agreement dated as of May 14, 2004 (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2004).

10.1	Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

10.2	Second Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

10.3	Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1994).

10.4	Form of Fourth Amendment to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).

10.5	Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

10.6	Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

10.7	Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

10.8	Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).

10.9	1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a) to the Company’s Registration Statement on Form S-8 (File No. 333-117736).

10.10	Form of Employment Agreement with the executive officers of the Company (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

10.11	Form of Incentive Stock Option pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004).

10.12	Form of Nonqualified Stock Option pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004).

10.13	Form of Nonqualified Stock Option Agreement (For Directors) pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004)

10.14	Employment Agreement entered into on October 27, 2004 by and between the Company and Barbara J. Osborne (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated October 27, 2004).

10.15	Summary of base salary adjustments for named executive officers (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.16	Summary of compensation arrangements with directors (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.17	Separation Agreement and Full Release of All Claims between the Company and Barbara J. Osborne (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.18	Annual Executive Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 19, 2005).

10.19	Ninth Amendment Agreement dated as of June 30, 2005, to the Amended and Restated Credit Agreement dated as of May 14, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 30, 2005).

10.20	Employment Agreement effective as of August 1, 2005 between the Company and Mark Alvarez (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 4, 2005).

10.21	Long-Term Performance Bonus Plan including the forms of award agreement and restricted stock agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 23, 2005).

10.22	Sale of Business Bonus Program including the form of award agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 23, 2005).

10.23	Adjustments to Compensation for Named Executive Officers Effective April 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 13, 2006).

10.24	Director Compensation as Adjusted Effective March 8, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 13, 2006).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

3(b)	Executive Compensation Plans and Arrangements.

1.	Stock Option Plan and First Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

2.	Second Amendment to Stock Option Plan (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

3.	Form of Third Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.37 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1994).

4.	Form of Fourth Amendment to the Stock Option Plan (incorporated by reference to Exhibit 10.59 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).

5.	Form of Fifth Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

6.	Form of Incentive Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

7.	Form of Non-Qualified Stock Option Agreement pursuant to Stock Option Plan (incorporated by reference to Exhibit 4.3, filed with the Company’s Registration Statement on Form S-8, File No. 33-85668).

8.	Form of Indemnity Agreement entered into between the Company and certain of its officers and directors (incorporated by reference to Exhibit 10.45 filed with the Company’s Registration Statement on Form S-1, File No. 33-83474).

9.	1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(A) to the Company’s Registration Statement on Form S-8, (File No. 333-117736).

10.	Form of Employment Agreement with the executive officers of the Company (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002).

11.	Form of Incentive Stock Option pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004).

12.	Form of Nonqualified Stock Option pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004).

13.	Form of Nonqualified Stock Option Agreement (For Directors) pursuant to 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004)

14.	Employment Agreement entered into on October 27, 2004 by and between the Company and Barbara J. Osborne (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated October 27, 2004).

15.	Summary of base salary adjustments for named executive officers (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

16.	Summary of compensation arrangements with directors (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

17.	Separation Agreement and Full Release of All Claims between the Company and Barbara J. Osborne (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

18.	Annual Executive Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 19, 2005).

19.	Ninth Amendment Agreement dated as of June 30, 2005, to the Amended and Restated Credit Agreement dated as of May 14, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 30, 2005).

20.	Employment Agreement effective as of August 1, 2005 between the Company and Mark Alvarez (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 4, 2005).

21.	Long-Term Performance Bonus Plan including the forms of award agreement and restricted stock agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 23, 2005).

22.	Sale of Business Bonus Program including the form of award agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 23, 2005).

23.	Adjustments to Compensation for Named Executive Officers Effective April 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 13, 2006).

24.	Director Compensation as Adjusted Effective March 8, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 13, 2006).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.

MICROTEK MEDICAL HOLDINGS, INC.

By:	/s/ Dan R. Lee
Dan R. Lee, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 16, 2006.

SIGNATURE	TITLE

/s/ Dan R. Lee	Chairman of the Board of Directors, President, Chief Executive Officer and Director (principal executive officer)
Dan R. Lee

/s/ Roger G. Wilson	Chief Financial Officer and Treasurer (principal financial and accounting officer)
Roger G. Wilson

/s/ Kenneth F. Davis	Director
Kenneth F. Davis

/s/ Michael E. Glasscock, III	Director
Michael E. Glasscock, III

/s/ Rosdon Hendrix	Director
Rosdon Hendrix

/s/ Gene R. McGrevin	Director
Gene R. McGrevin

/s/ Marc R. Sarni	Director
Marc R. Sarni

/s/ Ronald L. Smorada	Director
Ronald L. Smorada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Microtek Medical Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Microtek Medical Holdings, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index at Item 15 on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microtek Medical Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Jackson, Mississippi	/s/ KPMG LLP
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Microtek Medical Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, contained in Item 9A of the Form 10-K, that Microtek Medical Holdings, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Microtek Medical Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Microtek Medical Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Microtek Medical Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

Jackson, Mississippi	/s/ KPMG LLP
March 8, 2006

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

In thousands, except share data	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,765	$8,964
Accounts receivable, net of allowances of $1,635 and $1,025, respectively	19,530	18,162
Other receivables	908	842
Inventories	31,043	32,823
Deferred income taxes	3,007	1,990
Prepaid expenses and other assets	2,480	1,549

Total current assets	71,733	64,330

PROPERTY AND EQUIPMENT:
Land	245	245
Building and leasehold improvements	6,680	6,726
Equipment	19,292	18,995
Furniture and fixtures	2,759	2,455
Other	149	349

	29,125	28,770
Less accumulated depreciation	22,132	20,550

Property and equipment, net	6,993	8,220

INTANGIBLE ASSETS:
Goodwill	30,956	31,737
Customer lists	3,120	3,464
Covenants not to compete	1,148	1,180
Patent and license agreements	5,293	5,114
Other	1,043	1,097

	41,560	42,592
Less accumulated amortization	4,563	3,641

Intangible assets, net	36,997	38,951

Deferred income taxes	19,812	13,962
Other assets, net	5,223	5,606

TOTAL ASSETS	$140,758	$131,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,903	$8,825
Accrued compensation	2,261	2,832
Income taxes payable	717	745
Other accrued liabilities	2,278	2,614
Current portion of long-term debt	420	495

Total current liabilities	12,579	15,511

LONG-TERM LIABILITIES:
Long-term debt, excluding current portion	1,249	4,984
Other long-term liabilities	2,864	1,931

Total long-term liabilities	4,113	6,915

TOTAL LIABILITIES	16,692	22,426

SHAREHOLDERS’ EQUITY:
Participating preferred stock, no par value; 500,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 44,987,900 and 44,555,892 shares issued, respectively	45	45
Additional paid-in capital	217,858	215,268
Accumulated deficit	(89,774)	(104,278)

Unrealized gain (loss) on available for sale securities, net of income taxes of ($2) and $5, respectively	3	(9)
Cumulative translation adjustment, net of income taxes of ($49) and ($192), respectively	(820)	716

	127,312	111,742
Treasury shares, at cost; 1,428,513 and 1,389,294 shares	(3,246)	(3,099)

Total shareholders’ equity	124,066	108,643

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,758	$131,069

See accompanying notes to consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

In thousands, except per share data	2005	2004	2003
NET SALES	$134,458	$126,581	$98,664

COST OF GOODS SOLD	81,932	77,017	59,448

Gross profit	52,526	49,564	39,216

OPERATING EXPENSES:
Selling, general and administrative	40,526	39,483	31,261
Amortization of intangibles	961	809	440
Research and development	810	1,048	940

Total operating expenses	42,297	41,340	32,641

Gain (loss) on dispositions	(139)	215	982

INCOME FROM OPERATIONS	10,090	8,439	7,557

OTHER INCOME (EXPENSE):
Interest income	189	57	84
Interest expense	(227)	(322)	(263)
Foreign currency exchange gain (loss)	(408)	850	—
Equity in earnings of investee	202	128	85
Other income, net	—	5	50

INCOME BEFORE INCOME TAX PROVISION	9,846	9,157	7,513
INCOME TAX BENEFIT	(4,658)	(764)	(8,510)

NET INCOME	$14,504	$9,921	$16,023

OTHER COMPREHENSIVE INCOME:
Unrealized gain on available for sale securities, net of income taxes of ($7), ($15) and $20, respectively	12	25	71
Foreign currency translation gain (loss), net of income taxes of $144, ($81) and ($112), respectively	(1,536)	497	201

COMPREHENSIVE INCOME	$12,980	$10,443	$16,295

NET INCOME PER COMMON SHARE – Basic	$0.33	$0.23	$0.38

NET INCOME PER COMMON SHARE – Diluted	$0.33	$0.22	$0.37

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	43,347	43,005	42,206

Diluted	44,050	44,500	43,251

See accompanying notes to consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC. AND SUSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Additional Paid-in Capital	Accumulated Deficit	Currency Translation Adjustment	Unrealized Gain (Loss) on Available for Sale Securities	Shareholders’ Equity
In thousands	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
BALANCE – December 31, 2002	43,146	$43	1,116	$(2,353)	$211,505	$(130,222)	$18	$(105)	$78,886
Comprehensive income:
Net income						16,023			16,023
Unrealized gain on available for sale securities, net of income taxes								71	71
Currency translation gain, net of income taxes							201		201

Total comprehensive income									16,295
Issuance of 49 shares of common stock pursuant to ESPP	49				115				115
Issuance of 153 shares of common stock pursuant to 401 (k) plan	153				377				377
Issuance of 250 shares of common stock pursuant to MICROBasix patent issuance	250	1			887				888
Purchase of 273 shares of treasury stock			273	(746)					(746)
Exercise of stock options	369				729				729

BALANCE – December 31, 2003	43,967	44	1,389	(3,099)	213,613	(114,199)	219	(34)	96,544
Comprehensive income:
Net income						9,921			9,921
Unrealized gain on available for sale securities, net of income taxes								25	25
Currency translation gain, net of income taxes							497		497

Total comprehensive income									10,443
Issuance of 77 shares of common stock pursuant to ESPP	77				184				184
Issuance of 117 shares of common stock pursuant to 401 (k) plan	117				502				502
Exercise of stock options	395	1			969				970

BALANCE – December 31, 2004	44,556	45	1,389	(3,099)	215,268	(104,278)	716	(9)	108,643
Comprehensive income:
Net income						14,504			14,504
Unrealized gain on available for sale securities, net of income taxes								12	12
Currency translation loss, net of income taxes							(1,536)		(1,536)

Total comprehensive income									12,980
Tax benefits related to stock options					1,474				1,474
Issuance of 51 shares of common stock pursuant to ESPP	51				207				207
Issuance of 133 shares of common stock pursuant to 401 (k) plan	133				499				499
Purchase of 40 shares of treasury stock			40	(147)					(147)
Exercise of stock options	248				410				410

BALANCE – December 31, 2005	44,988	$45	1,429	$(3,246)	$217,858	$(89,774)	$(820)	$3	$124,066

See accompanying notes to consolidated financial statements

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In thousands	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$14,504	$9,921	$16,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,182	2,206	2,261
Amortization of intangibles	961	809	440
Deferred income taxes	(5,256)	(1,690)	(8,810)
Provision for doubtful accounts	893	714	763
Loss (gain) on dispositions	139	(215)	(982)
Equity in earnings of investee	(202)	(128)	(85)
Other	(81)	8	14
Changes in assets and liabilities, net of effects of acquisitions and disposed businesses:
Accounts receivable	(1,284)	(2,985)	(541)
Inventories	1,463	2,084	(7,161)
Prepaid expenses and other assets	(1,797)	(783)	128
Accounts payable	(1,908)	179	625
Accrued compensation	(515)	451	565
Other accrued liabilities	(418)	1,624	42
Other liabilities	1,021	(55)	(36)

Net cash provided by operating activities	9,702	12,140	3,246

INVESTING ACTIVITIES:
Purchase of and deposits for property and equipment	(1,112)	(2,068)	(2,725)
Proceeds from sales of property and equipment	215	600	400
Acquisition of International Medical Products, B.V.	—	(9,628)	—
Acquisition of OrthoPlast	—	(419)	—
Acquisition of Plasco	—	—	(2,546)
Acquisition of Gyrus ENT	—	—	(150)

Net cash used in investing activities	(897)	(11,515)	(5,021)

FINANCING ACTIVITIES:
Borrowings under line of credit agreement	112,042	104,551	91,299
Repayments under line of credit agreement	(115,361)	(107,182)	(91,254)
Repayment of notes payable	(491)	(463)	(298)
Proceeds from issuance of common stock	706	686	492
Repurchase of treasury stock	(147)	—	(746)
Proceeds from exercise of stock options	410	970	729
Bank overdraft	93	797	879

Net cash (used in) provided by financing activities	(2,748)	(641)	1,101

(continued)

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In thousands	2005	2004	2003
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(256)	(482)	313

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,801	(498)	(361)
CASH AND CASH EQUIVALENTS:
Beginning of year	8,964	9,462	9,823

End of year	$14,765	$8,964	$9,462

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$257	$315	$289

Income taxes	$543	$482	$252

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES -
Note receivable from sale of product line (Note 6)	$—	$—	$903

Note receivable from sale of inventories (Note 7)	$—	$1,051	$—

Equipment acquired under capital lease	$—	$45	$529

Note payable for acquired business (Note 10)	$—	$—	$866

Tax benefits related to stock options (Note 12)	$1,474	$—	$—

Common stock issued pursuant to patent issuance (Note 4)	$—	$—	$888

(concluded)

See accompanying notes to consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 AND 2004 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2005

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) manufacture and supply innovative product solutions for patient care, occupational safety and management of infectious and hazardous waste primarily for the healthcare market, which represents one business segment. The Company markets its products to hospitals and other end users through a broad distribution system consisting of multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. The Company also markets certain of its products through custom procedure tray companies.

The Company’s revenues are generated through two operating units, Microtek Medical, Inc. (“Microtek”), a subsidiary of the Company, and OREX Technologies International (“OTI”), an operating division. Microtek is the core business of the Company. Since 2002, OTI has focused on commercializing its OREX patented technology in the nuclear industry. As described in Note 5 to these consolidated financial statements, in September 2004, the Company entered into an agreement which grants to Eastern Technologies, Inc. a worldwide exclusive license to manufacture, use and sell the Company’s OREX degradable products and processing technology in the nuclear industry, homeland security industry and for certain other industrial applications. Subject to the terms and conditions of this licensing agreement, OTI no longer sells OREX products to the nuclear power industry. OTI revenues to the nuclear industry amounted to approximately three percent of the Company’s consolidated net revenues in 2005 and approximately six percent in both 2004 and 2003.

Consolidation Policy - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash equivalents are composed of short-term, highly liquid investments with original maturities of three months or less.

Accounts Receivable – Accounts receivable are stated at the amount the Company expects to collect and are presented net of allowances of $1,635,000 and $1,025,000 at December 31, 2005 and 2004, respectively. Management’s estimate of uncollectible accounts is based on a number of factors, including customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If a material deterioration in any of these factors were to occur, the Company’s estimate of its allowance for doubtful accounts would change.

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

Property and Equipment - Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the related assets. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset, whichever is shorter. At December 31, 2005, the Company had property and equipment with the following estimated lives:

Property and Equipment	Estimated Life
Building and leasehold improvements	3 to 20 years
Equipment	3 to 10 years
Furniture and fixtures	3 to 5 years
Other	3 to 7 years

Goodwill and Other Intangible Assets - Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets which requires that goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. Instead, they are evaluated for impairment at least annually in accordance with the provisions of SFAS 142. The Company has chosen June 30th as its annual impairment test date. The Company’s transitional impairment test performed on January 1, 2002 and the impairment tests performed through June 30, 2005 have indicated that no impairment loss was necessary.

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

Intangible Assets	Estimated Useful Life
Customer lists	5 years to 15 years
Covenants not to compete	5 years to 15 years
Patent and license agreements	13 years to 17 years
Other intangibles	4 years to 15 years

The Company’s goodwill and intangible assets as of December 31, 2005 and 2004 are summarized as follows (in thousands):

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$30,956	$—	$31,737	$—
Customer lists	3,120	719	3,464	454
Covenants not to compete	1,148	744	1,180	519
Patent and license agreements	5,293	2,701	5,114	2,391
Other	1,043	399	1,097	277

Total	$41,560	$4,563	$42,592	$3,641

Amortization expense related to intangible assets was $961,000, $809,000 and $440,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Following is the estimated annual amortization expense for each of the five years subsequent to December 31, 2005 (in thousands):

Amortization Expense
2006	$810
2007	784
2008	633
2009	477
2010	444

Impairment of Long - Lived Assets - In accordance with SFAS 144, the Company’s long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets held for disposal, if any, are presented separately and are reported at the lower of the carrying amount or fair value, less estimated cost to sell such assets, and are no longer depreciated.

Investment in Available for Sale Securities - The Company holds approximately a 2.5 percent interest in Consolidated Ecoprogress Technology, Inc., a Canadian technology marketing company trading on the Vancouver Securities Exchange. These investments are classified in accordance with SFAS 115 as available for sale securities and are stated at market.

Distribution Expenses - Distribution expenses incurred by the Company include third party freight costs as well as other internal costs such as salaries, depreciation, rent, insurance, utilities, repairs and maintenance, and supplies associated with the Company’s distribution activities. Distribution costs of approximately $10,335,000, $9,408,000 and $7,038,000 for the years ended December 31, 2005, 2004 and 2003, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development Costs - Research and development costs include product research as well as various product and process development activities and are charged to expense as incurred.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized (Note 12).

Foreign Currency - The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom and the Netherlands are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments, net of applicable taxes, resulted in losses of $1,536,000 in 2005 and gains of $497,000 and $201,000 in 2004 and 2003, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency exchange losses included in operations for the year ended December 31, 2005 were $408,000. Foreign currency exchange gains included in operations for the year ended December 31, 2004 were $850,000. These foreign currency exchange losses and gains resulted from the translation of certain transactions of the Company’s Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries. The effect of foreign currency transactions was not material to the Company’s results of operations for the year ended December 31, 2003.

Stock-Based Compensation Plans - At December 31, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000. No stock-based employee compensation cost is reflected in net income for the years ended December 31, 2005, 2004 and 2003, as all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	2005	2004	2003
Net income, as reported	$14,504	$9,921	$16,023
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(2,061)	(1,583)	(1,351)

Pro forma net income	$12,443	$8,338	$14,672

Net income per share:
Basic – as reported	$0.33	$0.23	$0.38

Basic - pro forma	$0.29	$0.19	$0.35

Net income per share:
Diluted – as reported	$0.33	$0.22	$0.37

Diluted – pro forma	$0.28	$0.19	$0.34

On December 20, 2005, the Company accelerated the vesting of all unvested stock options previously awarded to the Company’s employees. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its consolidated statement of operations with respect to these options upon the adoption of SFAS 123(R) on January 1, 2006. As a result of this action, options to purchase approximately 950,000 shares of the Company’s common stock at exercise prices ranging from $1.90 to $4.72 per share and having a weighted average exercise price of $3.96 per share became exercisable immediately. Included in the 2005 pro forma amounts above is stock-based employee compensation of $1,600,000 resulting from this action. The exercise prices and number of shares subject to the accelerated options were unchanged.

The pro forma information presented above was determined using the Black Scholes option pricing model and weighted average assumptions which are presented in Note 14.

Earnings Per Share - Earnings per share is calculated in accordance SFAS 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic per share income is computed using the weighted average number of common shares outstanding for the period. Diluted per share income is computed including the dilutive effect of contingently issuable shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. The following table reflects the weighted average number of shares used to calculate basic and diluted earnings per share for the periods presented (in thousands):

	2005	2004	2003
Basic Shares	43,347	43,005	42,206
Dilutive Shares (due to stock options)	703	1,495	1,045

Diluted Shares	44,050	44,500	43,251

Options to purchase 1,154,000, 796,000 and 503,000 shares were outstanding at December 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Derivative Instruments and Hedging Activities - The Company accounts for derivative and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At December 31, 2005 and 2004, the Company had no derivative instruments.

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

Recently Issued Accounting Standards - In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. In December 2003, the FASB published a revision to Interpretation No. 46 (46R) to clarify some of the provisions of the original Interpretation. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of the provisions of this Interpretation for 2003, 2004 and 2005 had no effect on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Specifically, SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payments. SFAS No. 123(R) is effective with respect to the Company beginning with the first quarter of 2006. SFAS No. 123(R) permits companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method. The Company is still evaluating which transition method to utilize. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation expense for employee stock options. The Company’s initial adoption of SFAS No. 123(R)’s fair value method on January 1, 2006 is not expected to have an impact on the Company’s results of operations or overall financial position. However, the future impact of the Company’s adoption of SFAS No. 123(R) on its results of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and diluted net income per share elsewhere in Note 1 to these consolidated financial statements for the years ended December 31, 2005, 2004 and 2003. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 in the third quarter of 2005 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The adoption of FIN 47 in 2005 had no impact on the Company’s consolidated financial statements.

Reclassifications - Certain reclassifications have been made in the 2004 and 2003 consolidated financial statements to conform to the classifications used in 2005.

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

Effective November 1, 2003, Microtek acquired substantially all of the assets of Plasco, Inc. (“Plasco”), a manufacturer and marketer of multi-line disposable medical device products. The purchase price of approximately $3.4 million was allocated to the assets acquired and the liabilities assumed, based on their respective estimated fair values, as follows (in thousands):

Purchase price paid as:
Cash		$2,569
Note payable (note 10)		866

Total purchase consideration		3,435
Allocated to:
Accounts receivable	$1,056
Inventories	2,050
Other current assets	111
Property and equipment	795
Identifiable intangible assets	187
Accounts payable	(730)
Other liabilities	(34)

Total allocation		$3,435

Identifiable intangibles associated with the Plasco acquisition have an average useful life of five years and include covenants not to compete of approximately $62,000 and customer lists of approximately $125,000. The acquisition of Plasco on November 1, 2003, did not have a material impact on the Company’s consolidated results of operations in 2003.

Effective March 1, 2004, Microtek acquired substantially all of the assets of Ortho/Plast, Inc. (“OrthoPlast”), a marketer of a small line of orthopedic products. The purchase price of approximately $419,000 in cash, including certain acquisition costs, was allocated to accounts receivable, inventories, property and equipment and identifiable intangibles (principally customer lists of approximately $200,000 with a useful life of five years) based on those assets’ respective estimated fair values, with the excess allocated to goodwill. The amount allocated to goodwill was not significant. The terms of the related purchase agreement also provide for additional cash consideration up to $600,000 if future revenues from the Company’s orthopedic product line exceed certain targeted levels, as defined in the agreement, through 2009. The additional consideration will be recorded when it is determinable that such target revenues are probable of being met and is expected to result in additional goodwill. The acquisition of OrthoPlast on March 1, 2004, did not have a material impact on the Company’s consolidated results of operations in 2005 or 2004.

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

The following unaudited pro forma financial information for the years ended December 31, 2004 and 2003, reflects the Company’s results of operations as if the IMP acquisition had been completed on January 1, 2003 (in thousands, except per share data):

	2004	2003
Net revenues	$132,255	$111,004
Net income	$10,663	$17,639
Net income per share – basic	$0.25	$0.42
Net income per share – diluted	$0.24	$0.41

The pro forma financial information is based on estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the operating results that would have occurred had the IMP acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

3. DEFERRED COMPENSATION ARRANGEMENTS

In conjunction with its acquisition of Deka Medical, Inc. in 2001, Microtek entered into deferred compensation arrangements with certain of Deka’s key employees to gain their assistance with the integration of the Microtek and Deka organizations immediately following the acquisition and their support toward the continued success of the acquired product lines under Microtek’s management. These arrangements provided for lump-sum payments at the end of a four-year employment period and were automatically forfeited if employment was terminated during this period. Pursuant to the terms of the arrangements, in September 2004, Microtek exercised its option to prepay these obligations prior to maturity and accordingly paid a total of $874,000 to these employees in fulfillment of its obligation under these arrangements. Total compensation expense recorded in 2004 and 2003 with respect to these arrangements was $180,000 and $245,000, respectively.

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

5. LICENSE AGREEMENT

In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to Eastern Technologies, Inc. (“ETI”) a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry, homeland security industry and certain other industrial applications. Under the terms of the License Agreement, the Company will receive license royalties equal to $75,000 per quarter for the first three years of the agreement. Thereafter and generally until the expiration of the underlying patents related to the product or service generating the subject royalties, the Company will receive license royalties equal to the greater of: (i) generally five percent of net sales, as defined in the agreement, or (ii) $300,000 per year. The royalty rate is subject to downward adjustment in certain events with respect to net sales of certain products. The Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company has agreed to provide certain sourcing and supply chain management services to ETI, and ETI has agreed to purchase a total of approximately $4.8 million of inventory over the term of the Supply Agreement. For these services, the Company will receive management fees totaling $2.7 million, $600,000 of which was received at the signing of the Supply Agreement. The balance of the management fees are payable in quarterly installments of $175,000 beginning December 31, 2004 and at the end of each quarter thereafter until September 30, 2007. The cash payment of $600,000 was recorded as deferred revenue (included in accrued expenses, a current liability) upon receipt. This amount, together with all future management fees collected from ETI, will be recognized into income ratably over the term of the Supply Agreement as nuclear finished goods inventories on hand are sold to ETI. At December 31, 2005, amounts recognized into income exceeded cash receipts from ETI by approximately $618,000, which amount was recorded in the accompanying consolidated balance sheet in prepaid expenses and other current assets. At December 31, 2004, cash receipts from EIT exceeded amounts recognized into income by $221,000, which amount was recorded in the accompanying consolidated balance sheet in accrued expenses (current liability).

6. DISPOSITIONS

Concurrent with the signing of the License Agreement and the Supply Agreement described in Note 5 above, the Company also sold its interest in certain equipment having a net book value of approximately $190,000 to ETI for $400,000. This sale resulted in a gain on disposition of approximately $215,000.

Effective September 26, 2003, Microtek sold substantially all of its assets related to the manufacture and sale of three of its safety products for a total consideration of approximately $1.3 million, consisting of $400,000 in cash and a note receivable for approximately $903,000, bearing interest at seven percent. The note receivable was payable in 36 monthly installments of principal and interest of approximately $9,000 beginning in December 2003, one payment of $103,184 on March 15, 2004 and a final balloon payment representing all remaining principal and accrued interest on December 15, 2006. All remaining amounts outstanding under the note receivable were collected in full in October 2005. In conjunction with the sale, the Company recorded a gain of approximately $982,000. The cash proceeds from the sale were used to repay outstanding borrowings under the Company’s Credit Agreement.

7. SALE OF INVENTORIES TO A RELATED PARTY

In September 2004, the Company entered into an agreement with Global Resources, Inc. (“GRI”), a related party as described in Note 8 below, for the sale of certain of its raw material inventories used in the manufacture of finished goods for sale to the nuclear industry. At closing, the Company received cash proceeds of $200,000 and a promissory note in the amount of $1.051 million. The promissory note bears interest at five percent and is to be repaid ratably as the raw material inventories purchased by GRI in the transaction are consumed by GRI, with payments of principal in an amount not less than 25 percent of the original principal amount per year. The total gain on the sale of these raw material inventories approximated $467,000. Of this total gain, approximately $91,000, an amount commensurate with the Company’s relative ownership interest in GRI, has been deferred and will be recognized into income as the raw material inventories purchased by GRI in the transaction are sold by GRI. Approximately $78,000 of this deferred gain was recognized into income during the year ended December 31, 2005.

8. INVESTMENT IN AFFILIATED COMPANY

In May 2000, the Company and certain of its affiliates and employees organized GRI. From its manufacturing facilities located in China, GRI provides certain material sourcing and manufacturing of various Microtek’s products where such supply arrangements are advantageous to Microtek based on favorable pricing and other considerations. During 2005, 2004 and 2003, the Company paid a total of $5,472,080, $6,643,308, and $6,576,509, respectively, for products supplied, services rendered and expenses incurred by GRI for the benefit of the Company.

The Company and a member of the Company’s management own 19.5 percent and 30 percent, respectively, of GRI. Accordingly, the Company accounts for its investment in GRI under the equity method. The Company’s investment in GRI was approximately $502,000 and $300,000 at December 31, 2005 and 2004, respectively. The Company recorded $202,000, $128,000 and $85,000 of income during the years ended December 31, 2005, 2004 and 2003, respectively, related to this investment. Summary combined unaudited financial information of GRI as of and for the years ended December 31, 2005 and 2004 follows (in thousands):

	2005	2004
Financial Position:
Current assets	$6,929	$6,220
Property and equipment, net	2,495	1,744
Other assets	80	37

Total assets	9,504	8,001

Current liabilities	6,201	5,424
Long-term debt and other liabilities	773	1,290

Total liabilities	6,974	6,714

Stockholders’ equity	2,530	1,287

Results of Operations:
Sales	17,570	12,426

Operating Income	1,340	1,161

Net income	$1,035	$673

9. INVENTORIES

Inventories are summarized by major classification at December 31, 2005 and 2004 as follows (in thousands):

	2005	2004
Raw materials	$12,381	$11,550
Work-in-progress	1,716	2,121
Finished goods	16,946	19,152

Total inventories	$31,043	$32,823

At December 31, 2005 and 2004, OREX inventories approximated $1.0 million and $3.8 million, respectively, and consisted primarily of finished goods.

10. LONG-TERM DEBT

The Credit Agreement

The Company maintains a credit agreement between the Company and a Bank (the “Credit Agreement”). As amended through December 31, 2005, the Credit Agreement provides for a $23.5 million revolving credit facility, which matures on June 30, 2008. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Aggregate borrowing availability under the revolving facility at December 31, 2005 was $15.4 million. Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (7.5 percent at December 31, 2005). There were $1.2 million and $4.5 million of borrowings at December 31, 2005 and 2004, respectively. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventories, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net worth, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At December 31, 2005 and 2004, the Company was in compliance with all of its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at December 31, 2005 and 2004. The Credit Agreement also provides for a fee of 0.375 percent per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0 percent per annum.

Other Long-Term Debt

The Company is obligated under certain long-term lease arrangements and notes payable which aggregated $145,000 and $343,000 at December 31, 2005 and 2004, respectively.

In addition, in conjunction with the November 2003 Plasco acquisition described in Note 2 above, the Company signed a Promissory Note in the original principal amount of $1.1 million. This principal amount was reduced in December 2003 to $866,000 as a result of adjustments made to the original purchase price. The note payable, as adjusted, bears interest at six percent, is payable in quarterly installments of principal and interest beginning in March 2004 through October 2006, and amounted to $293,000 and $586,000 at December 31, 2005 and 2004, respectively. This note payable arrangement is subordinated to the Credit Agreement.

Future minimum lease payments and the aggregate maturities of the Company’s notes payable as of December 31, 2005, are as follows (in thousands):

	Capital leases	Notes payable
2006	$130	$293
2007	15	—
2008	4	—

Total minimum payments	$149	$293

Amount representing interest	(4)

Obligations under capital lease	145
Obligations due within one year	127

Long-term obligations under capital lease	$18

11. OPERATING LEASES

The Company leases office, manufacturing and warehouse space and equipment under operating lease agreements expiring through 2016. Rent expense is recognized on a straight-line basis over the term of the respective leases and totaled $3.0 million, $2.8 million and $2.4 million in 2005, 2004 and 2003, respectively. At December 31, 2005, minimum future rental payments under these operating leases are as follows (in thousands):

2006	$2,413
2007	2,341
2008	2,041
2009	1,897
2010	1,843
Thereafter	6,460

Total minimum payments	$16,995

The Company may, at its option, extend certain of its office, manufacturing and warehouse space lease terms through various dates.

12. INCOME TAXES

The income tax provision is summarized as follows (in thousands):

	2005	2004	2003
Current:
Federal	$105	$166	$—
State	136	218	296
Foreign	357	542	4

	598	926	300

Deferred:
Federal	2,599	5,810	2,354
State	65	50	1,416
Foreign	161	336	—

	2,825	6,196	3,770

Valuation allowance	(9,555)	(7,886)	(12,580)

Tax benefits resulting from allocating employee stock option tax benefits to additional paid-in-capital	1,474	—	—

Total income tax benefit	$(4,658)	$(764)	$(8,510)

During 2005, the Company recognized $1,474,000 in income tax benefits associated with the exercise of employee stock options. The benefits recognized related to compensation expense deductions generated from 1997 to 2005 and were recorded in the accompanying consolidated financial statements as additional paid-in-capital.

The income tax provision allocated to continuing operations using the Federal statutory tax rate differs from the actual income tax benefit as follows ($ amounts in thousands):

	2005		2004		2003
Federal statutory rate	$3,348	34%	$3,113	34%	$2,554	34%
State taxes, net of Federal benefit	154	2	177	2	(101)	(1)
Items not deductible for income tax purposes	112	1	112	1	69	1
Expiration of loss and other credit carryforwards	—	—	3,971	43	1,865	25
Taxes on foreign income which differ from Federal statutory rate	(37)	—	(231)	(2)	—	—
Other, net	(154)	(2)	(20)	—	(317)	(4)
Valuation allowance	(8,081)	(82)	(7,886)	(86)	(12,580)	(168)

Total	$(4,658)	(47)%	$(764)	(8)%	$(8,510)	(113)%

During 2005, 2004 and 2003, the Company decreased its valuation allowance by $9.6 million, $7.9 million and $12.6 million, respectively, to $4.9 million, $14.4 million and $22.3 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the net operating loss carryforwards can be utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred income tax assets:
Allowance for doubtful accounts	$619	$360
Inventories	804	1,438
Accrued expenses	315	125
Property and equipment	901	776
Tax credit carryforwards	754	656
Operating loss carryforwards	26,873	28,732
Capital loss carryforwards	1,293	1,293
Other	330	355

Gross deferred income tax assets	31,889	33,735
Less: Valuation allowance	(4,872)	(14,427)

Net deferred income tax assets	27,017	19,308

Deferred income tax liabilities:
Intangible assets	3,596	2,716
Cumulative translation adjustment	49	192
Other	553	448

Gross deferred income tax liabilities	4,198	3,356

Net deferred income tax assets	$22,819	$15,952

Amounts included in:
Deferred income taxes – current	$3,007	$1,990
Deferred income taxes – non-current	19,812	13,962

	$22,819	$15,952

A provision has not been made at December 31, 2005 for U.S. or additional foreign withholding taxes on approximately $2.6 million of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

At December 31, 2005, the Company had Federal and state net operating loss carryforwards of $69.2 million and $83.7 million, respectively. These operating loss carryforwards expire on various dates beginning in 2012 through 2020 for Federal income tax purposes and in 2007 through 2024 for state income tax purposes.

At December 31, 2005, the Company has capital loss carryforwards of $3.8 million which expire in 2008. The Company also has tax credit carryforwards of $754,000, including Alternative Minimum Tax credit carryforwards for tax purposes of approximately $524,000 which may be used indefinitely to reduce regular Federal income taxes and $230,000 in other tax credit carryforwards which expire on various dates beginning in 2006 through 2018.

13. COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

14. SHAREHOLDERS’ EQUITY

Preferred Stock - On April 24, 1994, the Company authorized, for future issuance in one or more series or classes, 10 million shares of no par value preferred stock. On December 19, 1996, the Company allocated 500,000 of the authorized shares to a series of stock designated as Participating Preferred Stock.

Stock Option Plans - On April 28, 1992, the Company adopted the 1992 Stock Option Plan (the “1992 Plan”) which, as amended, authorized the issuance of up to 4.8 million shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options and/or alternate rights. An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company’s common stock from the alternate right grant date to the exercise date. Options and/or rights under the 1992 Plan were granted through April 27, 2002 at prices not less than 100 percent of the market value at the date of grant. Options and/or rights become exercisable based upon a vesting schedule determined by the 1992 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the 1992 Plan Committee. At December 31, 2005, currently exercisable options for 870,556 shares were outstanding under the 1992 Plan. There were no alternate rights issued under the 1992 Plan. The expiration of the 1992 Plan on April 27, 2002 does not affect options currently outstanding.

In April 1995, the Company adopted a Director Stock Option Plan, which authorized the issuance of up to 30,000 shares of common stock. The Director Stock Option Plan was terminated on March 25, 1999, and all options granted under this plan expired in 2003.

In March 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”), which was approved by the shareholders on May 27, 1999. The 1999 Plan, as amended on May 19, 2004, authorizes the issuance of up to 5.345 million shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options, stock appreciation rights (“SARs”) and other stock awards (collectively, “Stock Awards”). Stock Awards under the 1999 Plan may be granted at prices not less than 100 percent of the market value at the date of grant. Options and/or SARs become exercisable based upon a vesting schedule determined by the 1999 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and SARs and other stock awards expire at the discretion of the 1999 Plan Committee. The 1999 Plan is unlimited in duration. At December 31, 2005, currently exercisable options for 3,273,750 shares were outstanding under the 1999 Plan.

A summary of option activity during the three years ended December 31, 2005 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding – December 31, 2002	3,106,342	$2.01
Granted	660,000	2.78
Exercised	(369,214)	1.97
Canceled	(162,000)	2.78

Outstanding – December 31, 2003	3,235,128	2.15
Granted	1,123,000	4.60
Exercised	(395,000)	2.46
Canceled	(65,172)	3.09

Outstanding – December 31, 2004	3,897,956	2.81
Granted	609,500	3.64
Exercised	(247,900)	1.65
Canceled	(115,250)	4.15

Outstanding – December 31, 2005	4,144,306	$2.96

As discussed in Note 1, on December 20, 2005, the Company accelerated the vesting of all unvested stock options previously awarded to the Company’s employees. As a result of this action, options to purchase approximately 950,000 shares of the Company’s common stock at exercise prices ranging from $1.90 to $4.72 per share and having a weighted average exercise price of $3.96 became exercisable immediately. The exercise prices and number of shares subject to the accelerated options were unchanged.

At December 31, 2005, 2004 and 2003, exercisable options under the Company’s stock option plans were 4,144,306, 2,838,706 and 2,442,628, respectively, at weighted average exercise prices of $2.96, $2.52 and $2.23, respectively. At December 31, 2005 and 2004, there were 1,518,100 and 2,019,500 shares available for future grants under the Company’s stock option plans.

The following table summarizes information pertaining to options outstanding and exercisable at December 31, 2005:

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.72 - $1.50	515,761	5.0	$1.30	515,761	$1.30
$1.66 - $2.28	1,295,081	5.5	1.96	1,295,081	1.96
$2.35 - $3.59	649,464	5.6	2.98	649,464	2.98
$3.63 - $3.99	833,000	8.4	3.72	833,000	3.72
$4.00 - $5.02	851,000	7.9	4.75	851,000	4.75

	4,144,306	6.5	$2.96	4,144,306	$2.96

The weighted average fair value of options granted in 2005, 2004 and 2003 was $2.09, $2.04 and $1.42, respectively. These fair values and the pro forma information presented in Note 1 were determined using the Black Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	42.5%	25.6%	29.5%
Risk free interest rate	4.1%	4.0%	4.0%
Forfeiture rate	0.0%	0.0%	0.0%
Expected life, in years	9.3	9.8	9.7

Employee Stock Purchase Plan - In March 1999, the Company adopted an Employee Stock Purchase Plan (the “1999 ESPP”) which authorizes the issuance of up to 700,000 shares of common stock. Under the 1999 ESPP, eligible employees may contribute up to ten percent of their compensation toward the purchase of common stock at each year-end. The employee purchase price is derived from a formula based on fair market value of the Company’s common stock. Rights to purchase shares under the 1999 ESPP were granted in 2005, 2004 and 2003 as follows:

	2005	2004	2003
Number of shares	66,885	51,005	77,122
Date Issued	January 2006	January 2005	January 2004

Pro forma compensation cost associated with the rights granted under the 1999 ESPP is estimated based on fair market value. At December 31, 2005 and 2004, there were 182,143 and 249,028 shares available for future issuance under the 1999 ESPP.

Shareholder Rights Plan - On December 19, 1996, the Company adopted a shareholder rights plan under which one common stock purchase right is attached to and trades with each outstanding share of the Company’s common stock. The rights become exercisable and transferable, apart from the common stock, ten days after a person or group, without the Company’s consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 15 percent or more of the Company’s common stock or announces or commences a tender or exchange offer that could result in 15 percent ownership. Once exercisable, each right entitles the holder to purchase one one-hundredth of a share of Participating Preferred Stock at a price of $60.00 per one one-hundredth of a Preferred Share, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expire on December 31, 2006, and are redeemable at the discretion of the Board of Directors at $.001 per right.

If a person acquires 15 percent ownership, other than via an offer approved by the Company under the shareholder rights plan, then each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right’s exercise price, common stock or common stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquirer obtains 15 percent ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right’s exercise price, shares of common stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price.

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

Stock Repurchase Program - Effective February 22, 2000 and until December 31, 2000, the Board of Directors authorized the repurchase of up to five percent of the Company’s outstanding common stock from time to time in open market or private transactions. During 2001, this program was extended through November 30, 2002, to authorize the repurchase of an additional 1.0 million shares. In 2002, the Board of Directors amended the program to authorize the repurchase of an aggregate of two million shares through December 31, 2003. Subsequent amendments to the plan have extended the plan through December 31, 2006. As of December 31, 2005, the Company had repurchased 1,381,514 shares for an aggregate repurchase price of $2.8 million.

15. SIGNIFICANT CUSTOMER AND GEOGRAPHIC CONCENTRATIONS

As is customary in the healthcare industry, the Company has historically relied to a significant extent on a few large distributors to market and distribute its branded products. Distributor sales to the Company’s largest two diversified distributors accounted for approximately 9.9 percent, 10.9 percent and 12.4 percent of the Company’s consolidated net revenues in 2005, 2004 and 2003, respectively. The Company also sells its products to these two companies on a branded, private label and contract manufacturing basis. In 2005, non-distributor related sales to these two companies amounted 9.5 percent of the Company’s consolidated net revenues as compared to 10.1 percent and 11.4 percent in 2004 and 2003. The related accounts receivable from these customers were $3.6 million, $3.3 million and $4.2 million at December 31, 2005, 2004 and 2003, respectively.

A significant portion of the Company’s products are manufactured at its facilities in the Dominican Republic, Mexico and the Netherlands or at GRI’s facilities in China. Included in the Company’s consolidated balance sheet at December 31, 2005 and 2004 are the net assets of the Company’s manufacturing and distribution facilities located in the United Kingdom and the Dominican Republic which total $17.4 million and $14.3 million, respectively. Additionally, at December 31, 2005 and 2004, the net assets of the Company’s manufacturing and distribution operations in the Netherlands totaled $13.2 million and $15.0 million, respectively. Only the Company’s facilities in the United Kingdom and the Netherlands sell products to external customers. Sales from the United Kingdom were $8.8 million, $6.4 million and $5.6 million in 2005, 2004 and 2003, respectively. Sales from the Netherlands in 2005 and 2004 were $14.0 million and $7.9 million, respectively. Total international sales by the Company were $32.8 million, $23.7 million and $13.4 million in 2005, 2004 and 2003, respectively.

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

16. RETIREMENT PLANS

The Company maintains retirement plans covering employees who meet certain age and length of service requirements, as defined. Contributions to these plans, either in shares of the Company’s common stock or cash, depending on the plan, totaled $952,000, $502,000 and $377,000 during 2005, 2004 and 2003, respectively.

17. UNAUDITED QUARTERLY FINANCIAL INFORMATION

(in thousands, except per share data)

	Quarter
Year Ended December 31,	First	Second	Third		Fourth
2005
Net sales	$33,743	$34,506	$33,487		$32,722
Gross profit	13,744	13,474	11,945		13,363
Net income	2,101	2,199	7,857	(1)	2,347

Income per common share –
Basic	$0.05	$0.05	$0.18	(1)	$0.05
Diluted	$0.05	$0.05	$0.18	(1)	$0.05

2004
Net sales	$29,297	$30,157	$33,984		$33,143
Gross profit	11,548	11,784	12,972		13,260
Net income	1,724	1,692	2,184		4,321	(2)

Income per common share –
Basic	$0.04	$0.04	$0.05		$0.10	(2)
Diluted	$0.04	$0.04	$0.05		$0.10	(2)

(1)	Includes the effect of the Company’s net deferred income tax benefit of $6.5 million recorded in the third quarter of 2005.
(2)	Includes the effect of the Company’s net deferred income tax benefit of $1.7 million recorded in the fourth quarter of 2004.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Expense	Other (1)	Deductions (2)	Balance at End of Period
Year Ended December 31, 2003:
Allowances for receivables	$1,138	$763	$50	$(979)	$972
Valuation allowance for deferred tax assets	$34,893	$—	$(12,580)	$—	$22,313

Year Ended December 31, 2004:
Allowances for receivables	$972	$714	$—	$(661)	$1,025
Valuation allowance for deferred tax assets	$22,313	$—	$(7,886)	$—	$14,427

Year Ended December 31, 2005:
Allowances for receivables	$1,025	$893	$—	$(283)	$1,635
Valuation allowance for deferred tax assets	$14,427	$—	$(9,555)	$—	$4,872

(1)	Other amounts with respect to the allowances for receivables in 2003 represent the allowance for doubtful trade accounts receivable recorded in conjunction with the Plasco acquisition. Other amounts related to the valuation allowance for deferred tax assets in 2003, 2004 and 2005 represent the net change in the valuation allowance during the period.
(2)	Deductions related to the allowances for receivables represent amounts written off during the period less recoveries of amounts previously written off.