Form 10-Q
period 2006-03-31
MICROTEK MEDICAL HOLDINGS, INC
filed 2006-05-10
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	March 31, 2006	Commission File No. 0-24866

MICROTEK MEDICAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1746149
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

13000 DEERFIELD PARKWAY, SUITE 300
ALPHARETTA, GA 30004
(Address of principal executive offices)

(678) 896-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 5, 2006

Common Stock, $.001 par value	43,732,213

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended March 31, 2006 and March 31, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and March 31, 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

Assets	March 31, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$14,741	$14,765
Accounts receivable, net of allowances of $1,626 and $1,635, respectively	19,060	19,530
Other receivables	720	908
Inventories	35,440	31,043
Deferred income taxes	3,541	3,007
Prepaid expenses and other current assets	2,109	2,480
Total current assets	75,611	71,733

Property and equipment	29,873	29,125
Less accumulated depreciation	(22,654)	(22,132)
Property and equipment, net	7,219	6,993

Goodwill	31,638	30,956
Other intangible assets, net	6,621	6,041
Deferred income taxes	18,245	19,812
Other assets	5,336	5,223
Total assets	$144,670	$140,758

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,604	$6,903
Accrued expenses	5,011	4,539
Income taxes payable	841	717
Current portion of long-term debt	300	420
Total current liabilities	14,756	12,579

Long-term debt, excluding current portion	15	1,249
Other long-term liabilities, excluding current portion	2,845	2,864
Total liabilities	17,616	16,692

Shareholders’ equity:
Common stock	45	45
Additional paid-in capital	218,231	217,858
Accumulated deficit	(87,524)	(89,774)
Accumulated other comprehensive income (loss), net of income taxes of ($76) and ($51), respectively	(452)	(817)
	130,300	127,312
Treasury shares, at cost	(3,246)	(3,246)
Total shareholders’ equity	127,054	124,066
Total liabilities and shareholders’ equity	$144,670	$140,758

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands)

	Three months ended
	March 31, 2006	March 31, 2005

Net revenues	$33,683	$33,743
Cost of goods sold	20,045	19,999
Gross profit	13,638	13,744

Operating expenses:
Selling, general and administrative	9,957	10,549
Research and development	144	253
Amortization of intangibles	214	246
Total operating expenses	10,315	11,048

Income from operations	3,323	2,696

Interest income	94	18
Interest expense	(11)	(77)
Equity in earnings of investee	33	106
Foreign currency exchange loss	-	(377)
Income before income taxes	3,439	2,366

Income tax expense	1,189	265

Net income	$2,250	$2,101

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes of ($21) and $24, respectively	359	(290)
Unrealized gain (loss) on available for sale securities, net of income taxes (benefit) of ($4) and $11, respectively	6	(29)

Comprehensive income	$2,615	$1,782

Net income per common share - Basic and Diluted	$0.05	$0.05

Weighted average number of common shares outstanding:
Basic	43,672	43,244
Diluted	44,649	44,468

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$2,250	$2,101

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	518	561
Amortization of intangibles	214	246
Provision for doubtful accounts	146	170
Deferred income taxes	1,009	-
Equity in earnings of investee	(33)	(106)
Other	-	(16)
Changes in operating assets and liabilities, net of acquisitions	249	(2,716)
Net cash provided by operating activities	4,353	240

Cash flows from investing activities:
Purchase of and deposits for property and equipment	(470)	(284)
Acquisition of Samco	(2,071)	-
Net cash used in investing activities	(2,541)	(284)

Cash flows from financing activities:
Borrowings under line of credit agreement	30,154	28,959
Repayments under line of credit agreement	(31,385)	(28,476)
Changes in bank overdraft	(981)	(1,045)
Repayments under notes payable	(123)	(123)
Proceeds from exercise of stock options	30	3
Proceeds from issuance of common stock	343	336
Net cash used in financing activities	(1,962)	(346)

Effect of exchange rate changes on cash	126	209
Net decrease in cash and cash equivalents	(24)	(181)
Cash and cash equivalents at beginning of period	14,765	8,964
Cash and cash equivalents at end of period	$14,741	$8,783

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) manufactures and supplies innovative product solutions for patient care, occupational safety and management of infectious and hazardous waste for the healthcare market, which represents one business segment. The Company markets its products to hospitals and other end users through a broad distribution system consisting of multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. The Company also markets certain of its products through custom procedure tray companies. Substantially all of the Company’s revenues are generated by its primary operating unit, Microtek Medical, Inc. (“Microtek”), a subsidiary of the Company. As described in Note 6 to these unaudited condensed consolidated financial statements, in September 2004, the Company entered into an agreement which grants to Eastern Technologies, Inc. a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and homeland security industry, and for certain other industrial applications.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for the interim periods are not necessarily indicative of results to be expected for the full year. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”).

2.	CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. During the three months ended March 31, 2006, there have been no material changes to any of the Company’s critical accounting policies.

3.	STOCK-BASED COMPENSATION

Adoption of New Accounting Pronouncement. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Specifically, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as previously required. As permitted by SFAS No. 123(R), the Company has chosen the modified prospective method of adoption and therefore will not restate its prior period results.

Prior to January 1, 2006, the Company accounted for its share-based payments to employees under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. Accordingly, no stock-based employee compensation cost was reflected in the Company’s results of operations as all options granted under the Company’s stock options plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to its adoption of SFAS 123(R), the Company had also adopted the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 and accordingly provided pro forma disclosures of net income and net income per basic and diluted share as if the fair-value-based method had been applied to all outstanding and unvested awards for each period presented.

The Company’s initial adoption of SFAS No. 123(R)’s fair value method on January 1, 2006 did not have an impact on the Company’s results of operations or overall financial position. However, the future impact of the adoption of SFAS No. 123(R) on the Company’s results of operations cannot be predicted at this time because it will depend on levels of future grants of share-based payments. For the three months ended March 31, 2006, there was no compensation expense recognized in the Company’s financial statements related to share-based awards, and the Company did not record any excess tax benefits generated from stock option exercises.

The following table illustrates the effect on net income and net income per basic and diluted share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation plans for the three months ended March 31, 2005 (in thousands, except per share data).

Three months ended March 31, 2005
Net income, as reported	$2,101
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(153)
Pro forma net income	$1,948
Net income per share:
Basic - as reported	$0.05
Diluted - as reported	$0.05

Basic - pro forma	$0.05
Diluted - pro forma	$0.04

The fair value of the Company’s stock options reflected in the pro forma information regarding interim net income and earnings per basic and diluted share for the three months ended March 31, 2005 above was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Three months ended March 31, 2005
Dividend yield	0.0%
Expected volatility	39.1%
Risk free interest rate	4.5%
Forfeiture rate	0.0%
Expected life, in years	9.9

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

Stock-Based Employee Compensation Plans. At March 31, 2006, the Company has two stock-based employee compensation plans: the 1992 Stock Option Plan (the “1992 Plan”) and the 1999 Stock Option Plan (the “1999 Plan”).

The 1992 Plan was adopted on April 28, 1992 and, as amended, authorized the issuance of up to 4,800,000 shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options and/or alternate rights. An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company’s common stock from the alternate right grant date to the exercise date. Options and/or rights under the 1992 Plan were granted through April 27, 2002 at prices not less than 100 percent of the market value at the date of grant. Options and/or rights become exercisable based upon a vesting schedule determined by the 1992 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the 1992 Plan Committee. At March 31, 2006, currently exercisable options for 835,556 shares were outstanding under the 1992 Plan. There were no alternate rights issued under the 1992 Plan. The expiration of the 1992 Plan on April 27, 2002 does not affect options currently outstanding.

The 1999 Plan was approved by the shareholders on May 27, 1999, and as amended on May 19, 2004, authorizes the issuance of up to 5,345,000 shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options, stock appreciation rights (“SARs”) and other stock awards (collectively, “Stock Awards”). Stock Awards under the 1999 Plan may be granted at prices not less than 100 percent of the market value at the date of grant. Options and/or SARs become exercisable based upon a vesting schedule determined by the 1999 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and SARs and other stock awards expire at the discretion of the 1999 Plan Committee. The 1999 Plan is unlimited in duration. At March 31, 2006, currently exercisable options for 3,273,750 shares were outstanding under the 1999 Plan.

On December 20, 2005, the Company accelerated the vesting of all unvested stock options previously awarded to the Company’s employees. The primary purpose of the accelerated vesting was to eliminate future compensation expense of approximately $1.6 million that the Company would have otherwise recognized in its consolidated statement of operations with respect to these options upon the adoption of SFAS 123(R) on January 1, 2006. As a result of this action, options to purchase approximately 950,000 shares of the Company’s common stock at exercise prices ranging from $1.90 to $4.72 per share and having a weighted average exercise price of $3.96 per share became exercisable immediately. The exercise prices and number of shares subject to the accelerated options were unchanged.

A summary of option activity during the three months ended March 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2005	4,144,306	$2.96
Granted	-	-
Exercised	(35,000)	0.85
Canceled	-	-
Outstanding - March 31, 2006	4,109,306	$2.98

At March 31, 2006 and December 31, 2005, exercisable options under the Company’s stock option plans were 4,109,306 and 4,144,306, respectively, at weighted average exercise prices of $2.98 and $2.96, respectively. At March 31, 2006 and December 31, 2005, there were 1,518,100 shares available for future grants under the Company’s stock option plans.

The following table summarizes information pertaining to options outstanding and exercisable at March 31, 2006:

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.72 - $1.50	485,761	5.0	$ 1.33	485,761	$ 1.33
$1.66 - $2.28	1,290,081	5.3	1.96	1,290,081	1.96
$2.35 - $3.59	649,464	5.4	2.98	649,464	2.98
$3.63 - $3.99	833,000	8.2	3.72	833,000	3.72
$4.00 - $5.02	851,000	7.6	4.75	851,000	4.75
	4,109,306	6.4	$ 2.98	4,109,306	$ 2.98

The aggregate intrinsic value of options outstanding and exercisable was approximately $3.4 million at March 31, 2006. The total intrinsic value of options exercised in the three months ended March 31, 2006, determined as of the date of exercise, was $92,000. Cash received from option exercises for the three months ended March 31, 2006 was $30,000.

Employee Stock Purchase Plan. In March 1999, the Company adopted an Employee Stock Purchase Plan (the “1999 ESPP”) which authorizes the issuance of up to 700,000 shares of common stock. Under the 1999 ESPP, eligible employees may contribute up to ten percent of their compensation toward the purchase of common stock at each year-end. The employee purchase price is derived from a formula based on fair market value of the Company’s common stock. Pro forma compensation cost associated with the rights granted under the 1999 ESPP is estimated based on fair market value. At March 31, 2006 and December 31, 2005, there were 182,143 shares available for future issuance under the 1999 ESPP.

4.	STOCK REPURCHASE PROGRAM

In December 2005, the Board of Directors amended the Company’s existing stock repurchase program to authorize the repurchase of an aggregate of 2.0 million shares through December 31, 2006. No shares were repurchased during the three months ended March 31, 2006 and 2005. As of March 31, 2006, the Company had repurchased approximately 1.4 million shares for an aggregate repurchase price of approximately $2.8 million.

5.	ACQUISITION

Effective March 1, 2006, Microtek acquired KMMS Holdings, Ltd. and its European manufacturing and distribution operations (collectively, “Samco”) for approximately $2.1 million in cash, including acquisition costs. Based on estimated fair values and other information currently available, the preliminary allocation of the total purchase price is summarized as follows (in thousands):

Purchase consideration in cash		$2,071
Allocated to:
Accounts receivable	$341
Inventories	774
Property and equipment	269
Accounts payable and other accrued liabilities	(557)
Total allocation		827
Other intangible assets and goodwill		$1,244

The Company is currently evaluating the fair value of the other assets acquired, principally other identifiable intangible assets and goodwill. The preliminary allocation of the total purchase price is subject to revision in 2006 based on the final determination of these fair values.

The Samco acquisition was accounted for as a business combination pursuant to SFAS No. 141, Business Combinations. Accordingly, Samco’s results of operations are reflected in the Company’s unaudited condensed consolidated financial statements from the acquisition date. The following unaudited pro forma financial information for the three months ended March 31, 2006 and 2005 reflects the Company’s results of operations as if the Samco acquisition had been completed on January 1, 2005 (in thousands, except per share data):

	Three months ended March 31,
	2006	2005
Net revenues	$34,326	$34,562
Net income	$2,329	$2,197
Net income per share - basic and diluted	$0.05	$0.05

The pro forma financial information above is based on estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the operating results that would have occurred had the Samco acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

6.	LICENSE AGREEMENT

In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to Eastern Technologies, Inc. (“ETI”) a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and homeland security industry, and for certain other industrial applications. Under the terms of the License Agreement, the Company will receive license royalties equal to $75,000 per quarter for the first three years of the agreement. Thereafter and generally until the expiration of the underlying patents related to the product or service generating the subject royalties, the Company will receive license royalties equal to the greater of: (i) generally 5% of net sales, as defined in the agreement, or (ii) $300,000 per year. The royalty rate is subject to downward adjustment in certain events with respect to net sales of certain products. The Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company has agreed to provide certain sourcing and supply chain management services to ETI, and ETI has agreed to purchase a total of approximately $4.8 million of inventory over the term of the Supply Agreement. For these services, the Company will receive management fees totaling $2.7 million, $600,000 of which was received at the signing of the Supply Agreement. The balance of the management fees are payable in quarterly installments of $175,000 beginning December 31, 2004 and at the end of each quarter thereafter until September 30, 2007. The cash payment of $600,000 was recorded as deferred revenue (included in accrued expenses, a current liability) upon receipt. This amount, together with all future management fees collected from ETI, will be recognized into income ratably over the term of the Supply Agreement as nuclear finished goods inventories on hand are sold to ETI. At March 31, 2006 and December 31, 2005, amounts recognized into income exceeded cash receipts from ETI by approximately $533,000 and $618,000, respectively, which amounts were recorded in the accompanying unaudited condensed consolidated balance sheet in prepaid expenses and other current assets.

7.	SALE OF INVENTORIES TO RELATED PARTY

In September 2004, the Company entered into an agreement with Global Resources International, Inc. (“GRI”), a related party as described in Note 8 below, for the sale of certain of its raw material inventories used in the manufacture of finished goods for sale to the nuclear industry. At closing, the Company received cash proceeds of $200,000 and a promissory note in the amount of $1.051 million. The promissory note bears interest at 5% and is to be repaid ratably as the raw material inventories purchased by GRI in the transaction are consumed by GRI, with payments of principal in an amount not less than 25% of the original principal amount per year. The total gain on the sale of these raw material inventories approximated $467,000. Of this total gain, approximately $91,000, an amount commensurate with the Company’s relative ownership interest in GRI, was deferred and is being recognized into income as the raw material inventories purchased by GRI in the transaction are sold by GRI. Approximately $16,000 of this deferred gain was recognized into income during the three months ended March 31, 2005. There was no amount of deferred gain recognized into income during the three months ended March 31, 2006. At March 31, 2006 and December 31, 2005, the deferred gain to be recognized into income in future periods amounted to approximately $13,000.

8.	INVESTMENT IN AFFILIATED COMPANY

In May 2000, the Company and certain of its affiliates and employees organized GRI. From its manufacturing facilities located in China, GRI provides certain material sourcing and manufacturing of various Microtek’s products where such supply arrangements are advantageous to Microtek based on favorable pricing and other considerations. The Company and a non-executive member of the Company’s management own 19.5 percent and 30 percent, respectively, of GRI. Accordingly, the Company accounts for its investment in GRI under the equity method. The Company’s investment in GRI was approximately $535,000 and $502,000 at March 31, 2006 and December 31, 2005, respectively. The Company recorded $33,000 and $106,000 of income during the three months ended March 31, 2006 and March 31, 2005, respectively, related to this investment.

9.	INVENTORIES

Inventories are stated at the lower of cost or market. The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are summarized by major classification at March 31, 2006 and December 31, 2005 as follows (in thousands):

	March 31, 2006	December 31, 2005

Raw materials	$13,493	$12,381
Work-in-progress	1,956	1,716
Finished goods	19,991	16,946
Total inventories	$35,440	$31,043

At March 31, 2006 and December 31, 2005, OREX inventories approximated $867 thousand and $1.0 million, respectively, and consisted primarily of finished goods.

10.	LONG-TERM DEBT

The Credit Agreement. The Company maintains a credit agreement with a Bank (the “Credit Agreement”). As amended to date, the Credit Agreement provides for a $23.5 million revolving credit facility, which matures on June 30, 2008. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (8.0% at March 31, 2006). Borrowing availability under the revolving facility at March 31, 2006 and December 31, 2005 totaled $15.1 million and $15.4 million, respectively. There were no outstanding borrowings under the revolving credit facility as of March 31, 2006. Outstanding borrowings under the revolving credit facility totaled $1.2 million at December 31, 2005. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At March 31, 2006 and December 31, 2005, the Company was in compliance with its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at March 31, 2006 or December 31, 2005. The Credit Agreement also provides for a fee of 0.3% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt. The Company is obligated under certain long-term lease arrangements and notes payable which aggregated $95,000 and $145,000 at March 31, 2006 and December 31, 2005, respectively. In addition, in conjunction with the acquisition of substantially all of the assets of Plasco, Inc. in November 2003, the Company signed a promissory note in the original principal amount of $1.1 million. This principal amount was reduced in December 2003 to $866,000 as a result of adjustments made to the original purchase price. This note payable, as adjusted, bears interest at 6%, is payable in quarterly installments of principal and interest beginning in March 2004 through October 2006, and amounted to $220,000 and $293,000 at March 31, 2006 and December 31, 2005, respectively. This note payable arrangement is subordinated to the Credit Agreement.

The carrying value of long-term debt at March 31, 2006 and December 31, 2005 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

11.	EARNINGS PER SHARE

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

	Three months ended March 31,
	2006	2005
Basic Shares	43,672	43,244
Dilutive Shares (due to stock options)	977	1,224
Diluted Shares	44,649	44,468

For the three months ended March 31, 2006, options to purchase 1,859,000 shares were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For the three months ended March 31, 2005, there were 1,095,150 antidilutive shares.

12.	GEOGRAPHIC CONCENTRATIONS

A significant portion of the Company’s products are manufactured at its facilities in the Dominican Republic, Mexico and the Netherlands or at GRI’s facilities in China. Included in the Company’s consolidated balance sheet at March 31, 2006 and December 31, 2005 are the net assets of the Company’s manufacturing and distribution facilities located in the United Kingdom and the Dominican Republic which total $18.5 million and $17.4 million, respectively. Additionally, at March 31, 2006 and December 31, 2005, the net assets of the Company’s manufacturing and distribution operations in the Netherlands totaled $14.6 million and $13.2 million, respectively. Only the Company’s international facilities in the United Kingdom and the Netherlands sell products to external customers. Total international sales by the Company were $8.8 million and $8.4 million for the three months ended March 31, 2006 and March 31, 2005, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company conducts substantially all of its operations through its subsidiary, Microtek Medical, Inc. ("Microtek"). OREX Technologies International ("OTI"), a division of the Company, focused on the commercialization of the Company's OREX degradable products and disposal technologies to the nuclear power generating industry until this business was licensed to a third party in September 2004.

Microtek, a market leading healthcare company within its area of focus, manufactures and sells infection control products, fluid control products, safety products and other products to healthcare professionals for use in environments such as operating rooms and ambulatory surgical centers. Microtek's core product line consists of a large variety of disposable equipment drapes and specialty patient drapes. Microtek has established a broad distribution system through multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. Additionally, Microtek has a strong presence as a branded component supplier to custom procedure tray companies. Through its acquisition of certain businesses of International Medical Products, B.V. and affiliates (collectively, “IMP”) on May 28, 2004, Microtek added to its operations the development, manufacture, marketing and distribution in Europe of high quality dip-molded medical devices (primarily ultrasound probe covers), other equipment covers, cardiac thoracic drain systems, gynecological devices and wound care products. Microtek’s acquisition in March 2006 of the European manufacturing and distribution operations of Samco added additional European manufacturing capacity, primarily in Malta, and an expanded OEM presence in Germany.

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

Results of Operations

The following tables set forth certain unaudited income statement data, including amounts expressed as a percentage of net revenues, for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31, 2006		Three months ended March 31, 2005
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$33,683	100.0%	$33,743	100.0%
Gross profit	13,638	40.5%	13,744	40.7%
Selling, general and administrative expenses	9,957	29.6%	10,549	31.3%
Income from operations	3,323	9.9%	2,696	8.0%
Net income	$2,250	6.7%	$2,101	6.2%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Revenues. Consolidated net revenues for the three months ended March 31, 2006 (the “2006 Quarter”) were $33.7 million, a decrease of approximately $60 thousand from consolidated net revenues reported for the three months ended March 31, 2005 (the “2005 Quarter”). For the 2006 Quarter, Microtek’s net revenues totaled $33.4 million, an increase of $1.4 million or 4.2 percent over Microtek’s net revenues of $32.0 million in the 2005 Quarter. Excluding revenue contribution from the Samco transaction (which was $400 thousand in the 2006 Quarter), Microtek’s net revenue growth in the 2006 Quarter totaled $960 thousand or 3.0 percent over the 2005 Quarter.

The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues for the 2006 Quarter and 2005 Quarter (in millions):

	Three months ended March 31, 2006		Three months ended March 31, 2005
	Amount	% of Total	Amount	% of Total
Domestic	$24.6	73.7%	$23.6	73.7%
International	8.8	26.3%	8.4	26.3%
Total	$33.4	100.0%	$32.0	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories: domestic branded and contract manufacturing (commonly referred to as OEM). Domestic branded revenues were 64.6 percent and OEM revenues were 35.4 percent of total domestic revenues in the 2006 Quarter as compared to 66.1 percent and 33.9 percent, respectively, in the 2005 Quarter. Included in the Company’s OEM revenues are sales of products to “non-branded” or private label customers.

Domestic branded revenues in the 2006 Quarter increased by $296 thousand, or 1.9 percent, from the 2005 Quarter primarily as a result of a $440 thousand, or more than 17 percent, increase in CleanOp product revenues offset by a decrease in safety product sales of approximately $235 thousand. An increase in equipment and specialty procedure patient drape revenues accounted for the remaining increase in domestic branded revenues in the 2006 Quarter as compared to the 2005 Quarter. For the 2006 Quarter, OEM revenues increased by $728 thousand, or 9.1 percent, as a result of substantial improvements in private label revenues which offset lower woundcare and triad product revenues in the 2006 Quarter as compared to the 2005 Quarter. In addition, during the 2006 Quarter, the Company’s Plasco contract manufacturing revenues grew approximately $239 thousand, or 27.9 percent, over the 2005 Quarter. Overall, Microtek’s total domestic revenues in the 2006 Quarter increased by approximately $1 million, or 4.3 percent, from the 2005 Quarter.

Microtek’s international net revenues for the 2006 Quarter increased by approximately $400 thousand, or 4.0 percent, over the 2005 Quarter to $8.8 million, primarily as a result of the revenues related to the March 2006 acquisition of Samco.

OTI’s net revenues, consisting primarily of sales of finished goods inventories to ETI and royalties under the license agreement of $75 thousand per quarter, totaled $287 thousand and $1.7 million in the 2006 Quarter and 2005 Quarter, respectively. The $1.4 million decrease in OTI’s net revenues in the 2006 Quarter relates to the anticipated slowing of sales to ETI as the Company’s finished goods inventories have been depleted since the inception of the license agreement. As a result of the September 2004 licensing transaction, the Company expects that future OTI division revenues will consist of license royalties totaling $75 thousand per quarter through September 2007 and sales of finished goods inventories to ETI, including a pro rata share of management fee income, aggregating approximately $7.5 million over the three-year term of the Supply Agreement.

Gross Margin. The Company’s consolidated gross profit was $13.6 million, or 40.5 percent of net revenues, in the 2006 Quarter, as compared to $13.7 million, or 40.7 percent of net revenues, for the 2005 Quarter. The Company attributes its ability to maintain its gross margin percentage for the 2006 Quarter at approximately the same percentage as the 2005 Quarter to improved productivity and cost control and other manufacturing process improvements which have helped mitigate the impact of rising prices for fuel and other petroleum-based products which result in increases in raw material and freight costs.

Operating Expenses. Consolidated operating expenses for the 2006 Quarter were $10.3 million, or 30.6 percent of net revenues, as compared to $11.0 million, or 32.7 percent of net revenues, in the 2005 Quarter.

Consolidated selling, general and administrative (“SG&A”) expenses in the 2006 Quarter were $10.0 million, as compared to $10.5 million in the 2005 Quarter. As a percentage of net revenues, the Company’s consolidated SG&A expenses were 29.6 percent in the 2006 Quarter, as compared to 31.3 percent in the 2005 Quarter.

In the 2006 Quarter, Microtek’s SG&A expenses decreased by $570 thousand from the 2005 Quarter as a result of a $880 thousand decrease in domestic SG&A expenses, including SG&A expense savings from the second quarter 2005 closure of the Company’s Gurnee, Illinois facilities of $429 thousand, which was offset by an increase in SG&A expenses of the Company’s Netherlands operations of approximately $310 thousand. As compared to the 2005 Quarter, the decrease in domestic SG&A expenses in the 2006 Quarter, excluding the impact of the Gurnee facility closures, resulted primarily from a $566 thousand decrease in sales and marketing expenses following the 2005 realignment of the Company’s domestic branded sales and marketing force. Domestic distribution and general and administrative expenses, excluding the impact of the Gurnee facility closures, increased by $23 thousand and $92 thousand, respectively, as compared to the 2005 Quarter. The $310 thousand increase in SG&A expenses of the Company’s Netherlands operations in the 2006 Quarter resulted primarily from additional investments in the sales, marketing and administrative infrastructure of those businesses and from SG&A expenses of approximately $146 thousand related to the Samco businesses which were acquired in March 2006.

SG&A expenses of the Company’s OTI division, consisting primarily of franchise taxes and miscellaneous administrative costs, totaled $15 thousand in the 2006 Quarter, a decrease of approximately $22 thousand from SG&A expenses of $37 thousand reported for the 2005 Quarter.

Consolidated research and development expenses of $144 thousand for the 2006 Quarter decreased from $253 thousand in the 2005 Quarter primarily as a result of the Company’s more focused research and development program which has reduced spending for Microtek’s research and development activities by approximately $84 thousand in the 2006 Quarter as compared to the 2005 Quarter. OTI’s research and development expenses, consisting primarily of expenses related to maintenance and protection of OTI’s intellectual property, decreased by approximately $25 thousand in the 2006 Quarter from the 2005 Quarter.

Consolidated amortization of intangibles in the 2006 Quarter was $214 thousand, down from $246 thousand in the 2005 Quarter as certain of Microtek’s intangibles, primarily patent related expenses, are now fully amortized.

Income from Operations. Consolidated income from operations for the 2006 Quarter improved 23.3 percent to $3.3 million, or 9.9 percent of net revenues, versus $2.7 million, or 8.0 percent of net revenues, in the 2005 Quarter. For the 2006 Quarter, Microtek’s income from operations was approximately $3.3 million, a 53.4 percent improvement over income from operations of $2.1 million recorded in the 2005 Quarter.

The Company’s OTI division reported income from operations in the 2006 Quarter of $48 thousand, compared to income from operations of $561 thousand in the 2005 Quarter.

Interest Expense and Interest Income. Consolidated interest expense for the 2006 Quarter was $11 thousand, as compared to $77 thousand in the 2005 Quarter. The decreases in consolidated interest expense in the 2006 Quarter resulted primarily from lower average borrowings under the Company’s Credit Agreement. Interest income of $94 thousand in the 2006 Quarter increased from $18 thousand in the 2005 Quarter as a result of higher interest rates applicable to the Company’s cash and cash equivalents, higher average cash and cash equivalent balances and interest income attributable to the GRI promissory note related to the September 2004 sale of certain raw material inventories.

Other Income/Expense, Net. Other income and expense include the Company’s equity in earnings of its investee, GRI, and foreign currency exchange gains and losses resulting from the translation of certain intercompany transactions of the Company’s Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries. For the 2005 Quarter, the Company recorded foreign currency exchange losses of approximately $377 thousand. There were no such foreign currency exchange losses in the 2006 Quarter. The Company believes that changes made to the structure of these intercompany transactions during the second quarter of 2005 will significantly minimize the occurrence of these foreign currency exchange losses in future periods. In the 2006 Quarter, the Company’s equity in earnings of its investee, GRI, were $33 thousand, as compared to $106 thousand for the 2005 Quarter.

Income Taxes. The Company’s provision for income taxes in the 2006 Quarter reflects income tax expense of $1.2 million, consisting of current and deferred Federal, state and foreign income tax expense. For the 2005 Quarter, the Company’s provision for income taxes reflects income tax expense of $265 thousand, consisting only of current state and foreign income taxes.

The Company has significant net operating loss carryforwards (“NOL’s”) for Federal and state income tax purposes. Until the third quarter of 2005, the Company had recorded a valuation allowance with respect to a portion of these NOL’s. As described in the discussion of the Company’s critical accounting policies contained in its Annual Report, the Company reviews on a quarterly basis its estimates of future taxable income over the period during which these NOL’s are scheduled to expire to determine the amount of valuation allowance necessary, if any. This review at the end of the third quarter of 2005 resulted in the elimination of the Company’s valuation allowance with respect to its NOL’s for Federal income tax purposes. Beginning with the fourth quarter of 2005, the Company began to record an expense for Federal income taxes in its quarterly financial statements, which results in recording income tax expenses at higher amounts than previously recorded by the Company. The Company, however, continues to offset its obligation to pay Federal income taxes with its Federal NOL’s which will reduce the Company’s cash payments for income taxes substantially below the amount which the Company is required to record for its income tax expenses in its financial statements.

Net Income. The resulting net income for the 2006 Quarter was $2.3 million, or $0.05 per diluted share. Net income for the 2005 Quarter was $2.1 million, or $0.05 per diluted share.

Liquidity and Capital Resources

As of March 31, 2006 and December 31, 2005, the Company’s cash and cash equivalents totaled $14.7 million and $14.8 million, respectively. The Company’s cash flow activity in the 2006 Quarter and 2005 Quarter was as follows (in thousands):

	Three months ended March 31,
	2006	2005
Cash provided by operating activities	$4,353	$240
Cash used in investing activities	(2,541)	(284)
Cash used in financing activities	(1,962)	(346)

The Company’s principal sources of liquidity have been net cash from operating activities and borrowings under the Company’s Credit Agreement. The Company’s liquidity requirements arise primarily from the funding of the Company’s working capital needs, obligations under the indebtedness incurred in connection with acquisitions and capital investment in property and equipment.

During the 2006 Quarter, the Company’s operating activities generated cash of approximately $4.4 million and consisted primarily of net income from operations, net of deferred income taxes, depreciation and amortization of approximately $4.0 million, a $963 thousand decrease in accounts receivable, net of allowances, a decrease in prepaid expenses and other assets of $361 thousand, an increase in accounts payable of $2.3 million, and an increase in accrued compensation of $562 thousand. Offsetting these sources of cash were an increase of $3.6 million in inventories and a decrease in other liabilities of $207 thousand. The increase in inventories in the 2006 Quarter was due to certain purchasing strategies employed by the Company to ensure a continuous supply of certain inventory items as the Company seeks to transfer additional manufacturing processes offshore to the Dominican Republic and to China.

During the 2005 Quarter, the Company’s operating activities generated cash of $240 thousand and consisted primarily of net income from operations, net of depreciation and amortization, of approximately $2.9 million and increases in accounts payable of approximately $556 thousand. Offsetting these sources of cash were a $197 thousand increase in accounts receivable, net of allowances, an increase in other assets of approximately $235 thousand, decreases in accrued compensation and other current liabilities of $758 thousand and a $2.0 million increase in inventories.

Cash used in investing activities in the 2006 Quarter totaled $2.5 million as a result of cash consideration of $2.1 million for the Samco acquisition and purchases of capital property and equipment of $470 thousand. Investing activities in the 2005 Quarter used $284 thousand in cash for purchases of capital property and equipment.

During the 2006 Quarter, financing activities used approximately $2.0 million in cash. Financing cash outflows in the 2006 Quarter included net repayments of borrowings under the Company’s Credit Agreement of $1.2 million, repayments of other long-term debt agreements of $123 thousand and a decrease in the Company’s bank overdraft of approximately $981 thousand. Financing cash inflows included proceeds from the exercise of stock options and other stock issuances of $373 thousand. Cash used in financing activities for the 2005 Quarter of $346 thousand consisted of repayments of other long-term debt agreements of $123 thousand and a decrease in the Company’s bank overdraft of approximately $1 million, offset by net borrowings under the Company’s Credit Agreement of $483 thousand and approximately $339 thousand from the exercise of stock options and other stock issuances.

The Company maintains a $23.5 million credit agreement (as amended to date, the “Credit Agreement”) with the JP Morgan Chase Bank (the “Bank”), consisting of a revolving credit facility maturing on June 30, 2008. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. There were no outstanding borrowings under the revolving credit facility at March 31, 2006. Outstanding borrowings under the revolving credit facility totaled $1.2 million at December 31, 2005. As of March 31, 2006, the Company had total borrowing availability under the revolving facility of $15.1 million. As of May 5, 2006, the Company had no borrowings under the revolving facility and a total borrowing availability of approximately $16.9 million. Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (8.0% at May 5, 2006). At March 31, 2006, the Company was in compliance with its financial covenants under the Credit Agreement.

Based on its current business plan, the Company expects that cash and cash equivalents on hand, the Company’s credit facility, as amended, and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. However, currently unforeseen future developments, potential acquisitions and increased working capital requirements may require additional debt financing or issuance of common stock in 2006 and subsequent years.

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

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Specifically, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as previously required. As permitted by SFAS No. 123(R), the Company has chosen the modified prospective method of adoption and therefore will not restate its prior period results.

Prior to January 1, 2006, the Company accounted for its share-based payments to employees under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. Accordingly, no stock-based employee compensation cost was reflected in the Company’s results of operations as all options granted under the Company’s stock options plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to its adoption of SFAS 123(R), the Company had also adopted the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 and accordingly provided pro forma disclosures of net income and net income per basic and diluted share as if the fair-value-based method had been applied to all outstanding and unvested awards for each period presented.

The Company’s initial adoption of SFAS No. 123(R)’s fair value method on January 1, 2006 did not have an impact on the Company’s results of operations or overall financial position. However, the future impact of the adoption of SFAS No. 123(R) on the Company’s results of operations cannot be predicted at this time because it will depend on levels of future grants of share-based payments. For the three months ended March 31, 2006, there was no compensation expense recognized in the Company’s financial statements related to share-based awards, and the Company did not record any excess tax benefits generated from stock option exercises.

As permitted under SFAS No. 123(R), the Company currently expects to utilize the Black-Scholes option valuation model to estimate the fair value of stock options issued to its employees. The Black-Scholes option valuation model, like other option valuation models, requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The guidance in SFAS No. 123(R) is relatively new and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that the Company will adopt different valuation models in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods.

Forward Looking Statements

Statements made in this Quarterly Report include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the effect of newly issued accounting standards on the Company’s consolidated financial statements described in the notes to the unaudited condensed consolidated financial statements; the Company’s ability to grow its business by continually improving its existing capabilities and simultaneously developing and acquiring new business opportunities while maintaining its customer focus and providing the highest levels of customer support; the Company’s ability to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic and China; the Company’s expectation about the composition and amount of revenues to be received by the Company’s OTI division; the Company’s expectations concerning its future income tax expenses and income tax cash payments; and the Company’s current expectation that cash and cash equivalents on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year.

The Company’s actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission. These risks include, without limitation, the following: low barriers to entry for competitive products could cause the Company to reduce the prices for its products or lose customers; large purchasers of the Company’s products regularly negotiate for reductions in prices for the Company’s products, which may reduce the Company’s profits; because a few distributors control much of the delivery of hospital supplies to hospitals, the Company relies significantly on these distributors in connection with the sale of the Company’s branded products; the Company’s relatively small sales and marketing force may place the Company at a competitive disadvantage to its competition; the Company’s contract manufacturing division relies upon a small number of customers, the loss of any of which could have a material adverse impact on the Company; the inability of the Company to complete acquisitions of businesses at an attractive cost could adversely affect the Company’s growth; if the Company is successful in acquiring businesses, the failure to successfully integrate those businesses could adversely affect the Company; the Company’s growing international operations subject the Company’s operating results to numerous additional risks; markets in which the Company competes are highly competitive, which may adversely affect the Company’s growth and operating results; the Company’s products are subject to extensive governmental regulations, compliance or non-compliance with which could adversely affect the Company; the Company’s strategies to protect its proprietary assets may be ineffective, allowing increased competition with the Company; fluctuations in the value of the dollar against foreign currencies have in the past and may in the future adversely affect the Company’s operating results; and the Company’s expenses for raw materials and product distribution are adversely affected by increases in the price for petroleum. The Company does not undertake to update its forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates.

The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom and the Netherlands are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments, net of applicable taxes, resulted in gains of $359 thousand and losses of $290 thousand for the three months ended March 31, 2006 and 2005, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in the results of operations as incurred. Included in operations for three months ended March 31, 2005 was a foreign currency exchange loss of approximately $377 thousand which resulted from the translation of certain intercompany transactions of the Netherlands subsidiaries which were denominated in a currency other than the functional currency of those subsidiaries. The effect of foreign currency transactions was not material to the Company’s results of operations for the three months ended March 31, 2006. The Company believes that changes made to the structure of these intercompany transactions during the second quarter of 2005 have significantly minimized the occurrence of foreign currency exchange losses arising from the translation of these intercompany transactions in future periods.

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

The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not materially impact interest income accruing on these investments or, consequently, the Company’s operating results or cash flow. The Company's greatest sensitivity with respect to the general level of U.S. interest rates relates to the effect that changes in those rates have on the Company's interest expense. At March 31, 2006, the Company had repaid all of its borrowings under its Credit Agreement which bear interest at a floating rate approximating the prime rate. An increase or decrease in the Company's average interest rate of ten percent would have had an immaterial impact on the Company’s recorded interest expense during the three months ended March 31, 2006.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter for which this report is filed, there were no material modifications in the instruments defining the rights of shareholders. During the quarter for which this report is filed, none of the rights evidenced by the shares of the Company's common stock were materially limited or qualified by the issuance or modification of any other class of securities. The Company made no repurchases of equity securities during the quarter ended March 31, 2006.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No. Description

3.1(1) Articles of Incorporation of Isolyser Company, Inc.

3.3(2) Amended and Restated Bylaws of Microtek Medical Holdings, Inc.

4.1(3) Specimen Certificate of Common Stock

10.1(4) Adjustments to Compensation

10.2(5) Director Compensation as Adjusted Effective March 8, 2006

31.1    Certification of Chief Executive Officer

31.2    Certification of Chief Financial Officer

32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 33-83474).

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-83474).

(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 8, 2006.

(5)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2006.

MICROTEK MEDICAL HOLDINGS, INC.

By: /s/ Dan R. Lee
Dan R. Lee
Chairman, President and Chief Executive Officer
(principal executive officer)

By: /s/ Roger G. Wilson
Roger G. Wilson
Chief Financial Officer
(principal financial officer)