Form 10-Q
period 2006-06-30
MICROTEK MEDICAL HOLDINGS, INC
filed 2006-08-09
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	June 30, 2006	Commission File No. 0-24866

MICROTEK MEDICAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1746149
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

13000 DEERFIELD PARKWAY, SUITE 300
ALPHARETTA, GA 30004
(Address of principal executive offices)

(678) 896-4400
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
Large accelerated filer ☐  Accelerated filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 4, 2006

Common Stock, $.001 par value	43,546,064

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended June 30, 2006 and June 30, 2005 and for the Six Months ended June 30, 2006 and June 30, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2006 and June 30, 2005

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

Index

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

Assets	June 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$15,116	$14,765
Accounts receivable, net of allowances of $1,720 and $1,635, respectively	19,730	19,530
Other receivables	757	908
Inventories	36,875	31,043
Deferred income taxes	3,541	3,007
Prepaid expenses and other current assets	1,757	2,480
Total current assets	77,776	71,733

Property and equipment	30,246	29,125
Less accumulated depreciation	(23,159)	(22,132)
Property and equipment, net	7,087	6,993

Goodwill	31,961	30,956
Other intangible assets, net	6,606	6,041
Deferred income taxes	17,169	19,812
Other assets	6,673	5,223
Total assets	$147,272	$140,758

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,026	$6,903
Accrued expenses	5,775	4,539
Income taxes payable	702	717
Current portion of long-term debt	180	420
Total current liabilities	14,683	12,579

Long-term debt, excluding current portion	11	1,249
Other long-term liabilities, excluding current portion	3,664	2,864
Total liabilities	18,358	16,692

Shareholders’ equity:
Common stock	45	45
Additional paid-in capital	218,389	217,858
Accumulated deficit	(85,369)	(89,774)
Accumulated other comprehensive loss, net of income taxes of ($103) and ($51), respectively	(22)	(817)
	133,043	127,312
Treasury shares, at cost	(4,129)	(3,246)
Total shareholders’ equity	128,914	124,066
Total liabilities and shareholders’ equity	$147,272	$140,758

See notes to unaudited condensed consolidated financial statements.

Index

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net revenues	$36,058	$34,506	$69,741	$68,249
Cost of goods sold	21,986	21,032	42,031	41,031
Gross profit	14,072	13,474	27,710	27,218

Operating expenses:
Selling, general and administrative	10,585	10,384	20,542	20,933
Research and development	145	218	289	471
Amortization of intangibles	254	237	468	483
Total operating expenses	10,984	10,839	21,299	21,887

Loss on disposition of assets	-	(156)	-	(156)

Income from operations	3,088	2,479	6,411	5,175

Interest income	105	64	199	82
Interest expense	(10)	(91)	(21)	(168)
Equity in earnings of investee	90	29	123	135
Foreign currency exchange loss	-	(46)	-	(423)
Income before income taxes	3,273	2,435	6,712	4,801

Income tax provision	1,118	236	2,307	501

Net income	$2,155	$2,199	$4,405	$4,300

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	458	(859)	817	(1,149)
Unrealized gain (loss) on available for sale securities, net of income taxes	(28)	69	(22)	40

Comprehensive income	$2,585	$1,409	$5,200	$3,191

Net income per common share - Basic and Diluted	$0.05	$0.05	$0.10	$0.10

Basic weighted average number of common
shares outstanding	43,639	43,301	43,656	43,273

Diluted weighted average number of common
shares outstanding	44,668	44,432	44,647	44,440

See notes to unaudited condensed consolidated financial statements.

Index

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$4,405	$4,300

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,024	1,076
Amortization of intangibles	468	483
Provision for doubtful accounts	307	346
Deferred income taxes	2,057	162
Equity in earnings of investee	(123)	(135)
Other	(3)	(29)
Changes in operating assets and liabilities, net of acquisitions	(1,360)	(3,157)
Net cash provided by operating activities	6,775	3,046

Cash flows from investing activities:
Purchase of and deposits for property and equipment	(831)	(673)
Acquisition of Samco, net of cash acquired	(2,274)	-
Proceeds from dispositions of equipment	6	215
Net cash used in investing activities	(3,099)	(458)

Cash flows from financing activities:
Borrowings under line of credit agreement	60,731	55,579
Repayments under line of credit agreement	(61,962)	(58,082)
Changes in bank overdraft	(1,764)	(1,531)
Repayments under notes payable	(247)	(247)
Proceeds from exercise of stock options	68	65
Repurchase of treasury stock	(883)	-
Proceeds from issuance of common stock	463	468
Net cash used in financing activities	(3,594)	(3,748)

Effect of exchange rate changes on cash	269	(16)
Net increase (decrease) in cash and cash equivalents	351	(1,176)
Cash and cash equivalents at beginning of period	14,765	8,964
Cash and cash equivalents at end of period	$15,116	$7,788

See notes to unaudited condensed consolidated financial statements.

Index

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

2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. During the three months and six months ended June 30, 2006, there have been no material changes to any of the Company’s critical accounting policies.

3.	STOCK-BASED COMPENSATION

Adoption of New Accounting Pronouncement. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, and related interpretations (collectively, “SFAS No. 123(R)”) to account for stock-based compensation using the modified prospective transition method and therefore will not restate its prior period results. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Specifically, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as previously required.

Index

The Company’s initial adoption of SFAS No. 123(R)’s fair value method on January 1, 2006 did not have an impact on the Company’s results of operations or overall financial position. However, the future impact of the adoption of SFAS No. 123(R) on the Company’s results of operations cannot be predicted at this time because it will depend on levels of future grants of share-based payments.

Pursuant to SFAS No. 123(R)’s modified prospective transition method, the Company recognizes stock-based compensation expense based on the grant-date fair value of any new share-based awards granted subsequent to December 31, 2005 that are expected to vest. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally commensurate with the vesting term. Compensation expense is recognized immediately for share-based awards that are fully vested on the date of the grant. For the three months and six months ended June 30, 2006, compensation expense recognized in the Company’s financial statements related to share-based awards totaled approximately $19,000. For the three months and six months ended June 30, 2006, the Company did not record any excess tax benefits generated from stock option exercises because of the Company’s significant net operating loss carryforwards for Federal income tax purposes.

Prior to January 1, 2006, the Company accounted for its share-based payments to employees under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. Accordingly, no stock-based employee compensation cost was reflected in the Company’s results of operations as all options granted under the Company’s stock options plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to its adoption of SFAS 123(R), the Company followed the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 and accordingly provided pro forma disclosures of net income and net income per basic and diluted share as if the fair-value-based method had been applied to all outstanding and unvested awards for each period presented.

The following table illustrates the effect on net income and net income per basic and diluted share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation plans for the three months and six months ended June 30, 2005 (in thousands, except per share data).

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$2,199	$4,300
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(305)	(573)
Pro forma net income	$1,894	$3,727
Net income per share:
Basic and Diluted - as reported	$0.05	$0.10

Basic - pro forma	$0.04	$0.09
Diluted - pro forma	$0.04	$0.08

The Company uses the Black-Scholes option pricing model to determine the fair value of the Company’s share-based awards under SFAS No. 123 (R), which is the same valuation technique previously used for pro forma disclosures under SFAS No. 123. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Index

The following table summarizes the assumptions used to compute the stock-based compensation expense and pro forma information for stock option grants issued during the three months and six months ended June 30, 2006 and 2005.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	0.0%	0.0%	0.0%	0.0%
Expected volatility	40.6%	42.9%	40.6%	42.6%
Risk free interest rate	5.0%	4.0%	5.0%	4.1%
Expected term, in years	5.0	9.3	5.0	9.3

Pursuant to the Company’s Credit Agreement (see Note 10), the Company is not permitted to pay any dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, an expected dividend yield of zero is assumed for purposes of the Company’s Black Scholes calculations. Pre-vesting forfeiture rates are estimated based on the Company’s historical experience and expectations about future forfeitures. The Company has assumed a pre-vesting forfeiture rate of zero for the three months and six months ended June 30, 2006 because all options issued during these periods were to members of the Company’s Board of Directors who have historically exercised their options prior to expiration. Expected price volatility is determined using a weighted average of daily historical volatility of the Company’s stock price over the corresponding expected option life. The average risk-free interest rate is determined using the Federal Reserve nominal rates in effect as of the date of grant for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the share-based award being valued. The expected term of stock options is determined using historical data.

The weighted average grant date fair value of options granted during the three months and six months ended June 30, 2006 was $1.59 per option. The weighted average grant date fair value of options granted during the three months and six months ended June 30, 2005 was $2.08 and $2.09 per option, respectively.

Stock-Based Employee Compensation Plans. At June 30, 2006, the Company has two stock-based employee compensation plans: the 1992 Stock Option Plan (the “1992 Plan”) and the 1999 Stock Option Plan (the “1999 Plan”).

The 1992 Plan was adopted on April 28, 1992 and, as amended, authorized the issuance of up to 4,800,000 shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options and/or alternate rights. An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company’s common stock from the alternate right grant date to the exercise date. Options and/or rights under the 1992 Plan were granted through April 27, 2002 at prices not less than 100 percent of the market value at the date of grant. Options and/or rights become exercisable based upon a vesting schedule determined by the 1992 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the 1992 Plan Committee. At June 30, 2006, currently exercisable options for 821,806 shares were outstanding under the 1992 Plan. There were no alternate rights issued under the 1992 Plan. The expiration of the 1992 Plan on April 27, 2002 does not affect options currently outstanding.

The 1999 Plan was approved by the shareholders on May 27, 1999, and as amended on May 19, 2004, authorizes the issuance of up to 5,345,000 shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options, stock appreciation rights (“SARs”) and other stock awards (collectively, “Stock Awards”). Stock Awards under the 1999 Plan may be granted at prices not less than 100 percent of the market value at the date of grant. Options and/or SARs become exercisable based upon a vesting schedule determined by the 1999 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and SARs and other stock awards expire at the discretion of the 1999 Plan Committee. The 1999 Plan is unlimited in duration. At June 30, 2006, currently exercisable options for 3,218,750 shares were outstanding under the 1999 Plan.

Index

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

A summary of option activity during the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2005	4,144,306	$2.96
Granted	17,000	3.57
Exercised	(60,750)	1.11
Canceled	(60,000)	4.06
Outstanding - June 30, 2006	4,040,556	$2.98

At June 30, 2006 and December 31, 2005, exercisable options under the Company’s stock option plans were 4,040,556 and 4,144,306, respectively, at weighted average exercise prices of $2.98 and $2.96, respectively. At June 30, 2006, there were 1,561,100 shares available for future grants under the Company’s stock option plans.

The following table summarizes information pertaining to options outstanding and exercisable at June 30, 2006:

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.72 - $1.50	470,011	4.8	$1.33	470,011	$1.33
$1.66 - $2.28	1,280,081	5.1	1.96	1,280,081	1.96
$2.35 - $3.59	649,464	5.1	2.98	649,464	2.98
$3.60 - $3.99	825,000	7.9	3.72	825,000	3.72
$4.00 - $5.02	816,000	7.3	4.77	816,000	4.77
	4,040,556	6.1	$2.98	4,040,556	$2.98

The aggregate intrinsic value of options outstanding and exercisable was approximately $4.2 million at June 30, 2006. The total intrinsic value of options exercised in the three months and six months ended June 30, 2006, determined as of the date of exercise, was $60,000 and $152,000, respectively. Cash received from option exercises for the three months and six months ended June 30, 2006 was $37,000 and $68,000, respectively.

Index

Employee Stock Purchase Plan. In March 1999, the Company adopted an Employee Stock Purchase Plan (the “1999 ESPP”) which authorizes the issuance of up to 700,000 shares of common stock. Under the 1999 ESPP, eligible employees may contribute up to ten percent of their compensation toward the purchase of common stock at each year-end. The employee purchase price is derived from a formula based on fair market value of the Company’s common stock. Compensation cost associated with the rights granted under the 1999 ESPP is estimated based on fair market value. At June 30, 2006 and December 31, 2005, there were 182,143 shares available for future issuance under the 1999 ESPP.

4. STOCK REPURCHASE PROGRAM

In December 2005, the Board of Directors amended the Company’s existing stock repurchase program to authorize the repurchase of an aggregate of 2.0 million shares through December 31, 2006. During the three months and six months ended June 30, 2006, the Company repurchased 235,241 shares under this program for approximately $883,000, an average repurchase price of approximately $3.75 per share. There were no shares repurchased under this program during the three months and six months ended June 30, 2005. As of June 30, 2006, the Company had repurchased approximately 1.6 million shares for an aggregate repurchase price of approximately $3.7 million.

5. ACQUISITION

Effective March 1, 2006, Microtek acquired KMMS Holdings, Ltd. and its European manufacturing and distribution operations (collectively, “Samco”) for approximately $2.3 million in cash, including acquisition costs. Based on estimated fair values and other information currently available, the preliminary allocation of the total purchase price is summarized as follows (in thousands):

Purchase consideration in cash		$2,274
Allocated to:
Accounts receivable	$341
Inventories	774
Property and equipment	269
Accounts payable and other accrued liabilities	(623)
Total allocation		761
Other intangible assets and goodwill		$1,513

The Company is currently evaluating the fair value of the other assets acquired, principally other identifiable intangible assets and goodwill. The preliminary allocation of the total purchase price is subject to revision based on the final determination of these fair values.

The Samco acquisition was accounted for as a business combination pursuant to SFAS No. 141, Business Combinations. Accordingly, Samco’s results of operations are reflected in the Company’s unaudited condensed consolidated financial statements from the acquisition date. The following unaudited pro forma financial information for the three months and six months ended June 30, 2006 and 2005 reflects the Company’s results of operations as if the Samco acquisition had been completed on January 1, 2005 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net revenues	$36,058	$35,325	$70,384	$69,887
Net income	$2,155	$2,295	$4,484	$4,492
Net income per share - basic and diluted	$0.05	$0.05	$0.10	$0.10

The pro forma financial information above is based on estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the operating results that would have occurred had the Samco acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Index

6. LICENSE AGREEMENT

In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to Eastern Technologies, Inc. (“ETI”) a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and homeland security industry, and for certain other industrial applications. Under the terms of the License Agreement, the Company will receive license royalties equal to $75,000 per quarter for the first three years of the agreement. Thereafter and generally until the expiration of the underlying patents related to the products or services generating the subject royalties, the Company will receive license royalties equal to the greater of: (i) generally 5% of net sales, as defined in the agreement, or (ii) $300,000 per year. The royalty rate is subject to downward adjustment in certain events with respect to net sales of certain products. The Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company has agreed to provide certain sourcing and supply chain management services to ETI, and ETI has agreed to purchase a total of approximately $4.8 million of inventory over the term of the Supply Agreement. For these services, the Company will receive management fees totaling $2.7 million, $600,000 of which was received at the signing of the Supply Agreement. The balance of the management fees are payable in quarterly installments of $175,000 beginning December 31, 2004 and at the end of each quarter thereafter until September 30, 2007. The cash payment of $600,000 was recorded as deferred revenue (included in accrued expenses, a current liability) upon receipt. This amount, together with all future management fees collected from ETI, will be recognized into income ratably over the term of the Supply Agreement as nuclear finished goods inventories on hand are sold to ETI. At June 30, 2006 and December 31, 2005, amounts recognized into income exceeded cash receipts from ETI by approximately $465,000 and $618,000, respectively, which amounts were recorded in the accompanying unaudited condensed consolidated balance sheet in prepaid expenses and other current assets.

7. SALE OF INVENTORIES TO RELATED PARTY

In September 2004, the Company entered into an agreement with Global Resources International, Inc. (“GRI”), a related party as described in Note 8 below, for the sale of certain of its raw material inventories used in the manufacture of finished goods for sale to the nuclear industry. At closing, the Company received cash proceeds of $200,000 and a promissory note in the amount of $1.051 million. The promissory note bears interest at 5% and is to be repaid ratably as the raw material inventories purchased by GRI in the transaction are consumed by GRI, with payments of principal in an amount not less than 25% of the original principal amount per year. The total gain on the sale of these raw material inventories approximated $467,000. Of this total gain, approximately $91,000, an amount commensurate with the Company’s relative ownership interest in GRI, was deferred and is being recognized into income as the raw material inventories purchased by GRI in the transaction are sold by GRI. Approximately $10,000 and $26,000 of this deferred gain was recognized into income during the three months and six months ended June 30, 2005. During the three months and six months ended June 30, 2006, approximately $2,000 of this deferred gain was recognized into income. At June 30, 2006, the deferred gain to be recognized into income in future periods amounted to approximately $11,000.

8. INVESTMENT IN AFFILIATED COMPANY

In May 2000, the Company and certain of its affiliates and employees organized GRI. From its manufacturing facilities located in China, GRI provides certain material sourcing and manufacturing of various Microtek’s products where such supply arrangements are advantageous to Microtek based on favorable pricing and other considerations. The Company and a non-executive member of the Company’s management own 19.5 percent and 30 percent, respectively, of GRI. Accordingly, the Company accounts for its investment in GRI under the equity method. The Company’s investment in GRI was approximately $625,000 and $502,000 at June 30, 2006 and December 31, 2005, respectively. The Company recorded $90,000 and $123,000 of income during the three months and six months ended June 30, 2006, respectively, and $29,000 and $135,000 of income during the three months and six months ended June 30, 2005, respectively, related to this investment.

Index

9. INVENTORIES

Inventories are stated at the lower of cost or market. The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are summarized by major classification at June 30, 2006 and December 31, 2005 as follows (in thousands):

	June 30, 2006	December 31, 2005

Raw materials	$14,755	$12,381
Work-in-progress	2,244	1,716
Finished goods	19,876	16,946
Total inventories	$36,875	$31,043

At June 30, 2006 and December 31, 2005, OREX inventories approximated $680 thousand and $1.0 million, respectively, and consisted primarily of finished goods.

10. LONG-TERM DEBT

The Credit Agreement. The Company maintains a credit agreement with a Bank (the “Credit Agreement”). As amended to date, the Credit Agreement provides for a $23.5 million revolving credit facility, which matures on June 30, 2008. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (8.5% at June 30, 2006). Borrowing availability under the revolving facility at June 30, 2006 and December 31, 2005 totaled $16.5 million and $15.4 million, respectively. There were no outstanding borrowings under the revolving credit facility as of June 30, 2006. Outstanding borrowings under the revolving credit facility totaled $1.2 million at December 31, 2005. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At June 30, 2006 and December 31, 2005, the Company was in compliance with its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at June 30, 2006 or December 31, 2005. The Credit Agreement also provides for a fee of 0.3% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt. The Company is obligated under certain long-term lease arrangements and notes payable which aggregated $44,000 and $145,000 at June 30, 2006 and December 31, 2005, respectively. In addition, in conjunction with the acquisition of substantially all of the assets of Plasco, Inc. in November 2003, the Company signed a promissory note in the original principal amount of $1.1 million. This principal amount was reduced in December 2003 to $866,000 as a result of adjustments made to the original purchase price. This note payable, as adjusted, bears interest at 6%, is payable in quarterly installments of principal and interest beginning in March 2004 through October 2006, and amounted to $147,000 and $293,000 at June 30, 2006 and December 31, 2005, respectively. This note payable arrangement is subordinated to the Credit Agreement.

The carrying value of long-term debt at June 30, 2006 and December 31, 2005 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

Index

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic Shares	43,639	43,301	43,656	43,273
Dilutive Shares (due to stock options)	1,029	1,131	991	1,167
Diluted Shares	44,668	44,432	44,647	44,440

For the three months and six months ended June 30, 2006, options to purchase 1.1 million and 1.6 million shares, respectively, were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For the three months and six months ended June 30, 2005, there were 1.8 million and 1.1 million antidilutive shares, respectively.

12. GEOGRAPHIC CONCENTRATIONS

A significant portion of the Company’s products are manufactured at its facilities in the Dominican Republic, Mexico, the Netherlands and Malta or at GRI’s facilities in China. Included in the Company’s consolidated balance sheet at June 30, 2006 and December 31, 2005 are the net assets of the Company’s sales, manufacturing and distribution facilities located in the United Kingdom and the Dominican Republic which totaled $18.8 million and $17.4 million, respectively. Additionally, at June 30, 2006 and December 31, 2005, the net assets of the Company’s sales, manufacturing and distribution operations in the Netherlands, Malta and Germany totaled $16.3 million and $13.2 million, respectively. The Company’s Dominican Republic and Mexico facilities are engaged in manufacturing operations only and do not sell products to external customers. Total international sales by the Company were $9.7 million and $18.5 million for the three months and six months ended June 30, 2006, respectively, and $8.9 million and $17.3 million for the three months and six months ended June 30, 2005, respectively.

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

14. SUBSEQUENT EVENT

Effective July 1, 2006, Microtek acquired substantially all of the assets of Ceres Medical, LLC (Ceres Medical), a marketer of a small line of products sold primarily to cardiology and interventional radiology specialties. The purchase price of approximately $485,000 in cash, including certain acquisition costs, is expected to be allocated to the assets acquired, primarily accounts receivable, inventories and identifiable intangibles, based on those assets’ respective estimated fair values, with the excess allocated to goodwill. The terms of the related purchase agreement also provide for additional cash consideration up to $550,000 if future contribution margins from the acquired product line exceed certain levels, as defined in the agreement, through 2011. The additional consideration will be recorded when it is determinable that the payment of such amounts is probable and is expected to result in additional goodwill.

Index

15. NEWLY ISSUED ACCOUNTING STANDARD

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. We are currently evaluating the provisions of FIN 48, which is effective for fiscal years beginning after December 15, 2006.

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

Microtek, a market leading healthcare company within its area of focus, manufactures and sells infection control products, fluid control products, safety products and other products to healthcare professionals for use in environments such as operating rooms and ambulatory surgical centers. Microtek's core product line consists of a large variety of disposable equipment drapes and specialty patient drapes. Microtek has established a broad distribution system through multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. Additionally, Microtek has a strong presence as a branded component supplier to custom procedure tray companies. Through its acquisition of certain businesses of International Medical Products, B.V. and affiliates (collectively, “IMP”) on May 28, 2004, Microtek added to its operations the development, manufacture, marketing and distribution in Europe of high quality dip-molded medical devices (primarily ultrasound probe covers), other equipment covers, cardiac thoracic drain systems, gynecological devices and wound care products. Microtek’s acquisition in March 2006 of the European manufacturing and distribution operations of Samco added additional European manufacturing capacity, primarily in Malta, and an expanded OEM sales presence in Germany.

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

The Company provides healthcare professionals with innovative product solutions that encompass a high level of patient care and prevention of cross infection. The Company intends to maintain this business by continually improving its existing capabilities and simultaneously developing and acquiring new business opportunities while maintaining its customer focus and providing the highest levels of customer support. The Company seeks to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities primarily in the Dominican Republic and China.

Index

Results of Operations

The following tables set forth certain unaudited income statement data, including amounts expressed as a percentage of net revenues, for the three months and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30, 2006		Three months ended June 30, 2005
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$36,058	100.0%	$34,506	100.0%
Gross profit	14,072	39.0%	13,474	39.0%
Selling, general and administrative expenses	10,585	29.4%	10,384	30.1%
Income from operations	3,088	8.6%	2,479	7.2%
Net income	$2,155	6.0%	$2,199	6.4%

	Six months ended June 30, 2006		Six months ended June 30, 2005
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$69,741	100.0%	$68,249	100.0%
Gross profit	27,710	39.7%	27,218	39.9%
Selling, general and administrative expenses	20,542	29.5%	20,933	30.7%
Income from operations	6,411	9.2%	5,175	7.6%
Net income	$4,405	6.3%	$4,300	6.3%

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Net Revenues. Consolidated net revenues for the three months and six months ended June 30, 2006 (the “2006 Quarter” and the “2006 Period”, respectively) of $36.1 million and $69.7 million, respectively, increased by approximately $1.6 million, or 4.5 percent, and $1.5 million, or 2.2 percent, over consolidated net revenues of $34.5 million reported for the three months ended June 30, 2005 (the “2005 Quarter”) and $68.2 million reported for the six months ended June 30, 2005 (the “2005 Period”). For the 2006 Quarter and 2006 Period, Microtek’s net revenues totaled $35.7 million and $69.1 million, respectively, up from $33.2 million and $65.3 million in the respective 2005 quarter and year-to-date periods. Excluding revenue contribution from the Samco transaction (which was approximately $1.0 million in the 2006 Quarter and $1.5 million in the 2006 Period), Microtek’s net revenues increased approximately $1.5 million and $2.4 million, respectively, representing growth of approximately 4.4 percent and 3.7 percent over the 2005 Quarter and 2005 Period, respectively.

The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues for the 2006 Quarter and 2005 Quarter and for the 2006 Period and 2005 Period (in millions):

	Three months ended June 30, 2006		Three months ended June 30, 2005
	Amount	% of Total	Amount	% of Total
Domestic	$26.0	72.7%	$24.3	73.3%
International	9.7	27.3%	8.9	26.7%
Total	$35.7	100.0%	$33.2	100.0%

Index

	Six months ended June 30, 2006		Six months ended June 30, 2005
	Amount	% of Total	Amount	% of Total
Domestic	$50.6	73.2%	$48.0	73.5%
International	18.5	26.8%	17.3	26.5%
Total	$69.1	100.0%	$65.3	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories: domestic branded and contract manufacturing (commonly referred to as OEM). Domestic branded revenues were 63.1 percent and OEM revenues were 36.9 percent of total domestic revenues in the 2006 Quarter, as compared to 63.0 percent and 37.0 percent, respectively, in the 2005 Quarter. For the 2006 Period, domestic branded revenues were 63.8 percent and OEM revenues were 36.2 percent of total domestic revenues, as compared to 64.5 percent and 35.5 percent, respectively, in the 2005 Period. Included in the Company’s OEM revenues are sales of products to “non-branded” or private label customers.

Domestic branded revenues in the 2006 Quarter and 2006 Period increased by $1.1 million (or 6.9 percent) and $1.4 million (or 4.4 percent), respectively, as compared to the 2005 Quarter and 2005 Period. These increases are primarily the result of a $630 thousand, or 24.7 percent, increase in CleanOp product revenues and an increase in safety product sales of approximately $301 thousand in the 2006 Quarter and an increase in CleanOp product revenues of approximately $988 thousand, or 19.2 percent, in the 2006 Period. For the 2006 Quarter and 2006 Period, OEM revenues increased by $579 thousand, (or 6.4 percent) and $1.3 million (or 7.7 percent), respectively, as a result of substantial improvements in private label revenues which offset lower woundcare and triad product revenues in the 2006 Quarter and 2006 Period, as compared to the same 2005 periods. Overall, Microtek’s total domestic revenues in the 2006 Quarter and 2006 Period increased by approximately $1.7 million, or 6.7 percent, and $2.6 million, or 5.6 percent, from the 2005 Quarter and 2005 Period, respectively.

Microtek’s international net revenues for the 2006 Quarter and 2006 Period increased by approximately $870 thousand, or 9.8 percent, over the 2005 Quarter and by approximately $1.2 million, or 7.0 percent, over the 2005 Period to $9.7 million and $18.5 million, respectively, primarily as a result of the revenues related to the March 2006 acquisition of Samco.

OTI’s net revenues, consisting primarily of sales of finished goods inventories to ETI and royalties under the license agreement of $75 thousand per quarter, totaled $314 thousand and $601 thousand in the 2006 Quarter and 2006 Period, respectively, as compared to $1.3 million and $3.0 million in the 2005 Quarter and 2005 Period, respectively. The decreases in OTI’s net revenues of $960 thousand and $2.4 million in the 2006 Quarter and 2006 Period, respectively, relate to the anticipated slowing of sales to ETI as the Company’s finished goods inventories have been depleted since the inception of the license agreement. As a result of the September 2004 licensing transaction, the Company expects that future OTI division revenues will consist of license royalties totaling $75 thousand per quarter through September 2007 and sales of finished goods inventories to ETI, including a pro rata share of management fee income, aggregating approximately $7.5 million over the three-year term of the Supply Agreement.

Gross Margin. The Company’s consolidated gross profit was $14.1 million, or 39.0 percent of net revenues, in the 2006 Quarter, as compared to $13.5 million, or 39.0 percent of net revenues, for the 2005 Quarter. For the 2006 Period, the Company’s consolidated gross profit was $27.7 million, or 39.7 percent of net revenues, versus $27.2 million, or 39.9 percent of net revenues for the 2005 Period. The Company attributes its ability to maintain its gross margin percentage for the 2006 Quarter and 2006 Period at approximately the same percentage as the 2005 Quarter and 2005 Period, respectively, to improved productivity and cost control and other manufacturing process improvements which have helped mitigate the impacts of changes in the Company’s sales mix and rising prices for fuel and other petroleum-based products which result in increases in raw material and freight costs.

Operating Expenses. Consolidated operating expenses for the 2006 Quarter and the 2006 Period of $11.0 million and $21.3 million, respectively, represented 30.5 percent of net revenues, as compared to consolidated operating expenses of $10.8 million (31.4 percent of net revenues) and $21.9 million (32.1 percent of net revenues) in the 2005 Quarter and 2005 Period, respectively.

Index

Consolidated selling, general and administrative (“SG&A”) expenses in the 2006 Quarter and 2006 Period were $10.6 million and $20.5 million, respectively, as compared to $10.4 million in the 2005 Quarter and $20.9 million in the 2005 Period. As a percentage of net revenues, the Company’s consolidated SG&A expenses were 29.4 percent in the 2006 Quarter and 29.5 percent in the 2006 Period, as compared to 30.1 percent and 30.7 percent in the 2005 Quarter and 2005 Period, respectively.

Microtek’s SG&A expenses increased by $214 thousand in the 2006 Quarter and decreased by $357 thousand in the 2006 Period, versus the comparable 2005 periods. For the 2006 Quarter and 2006 Periods, decreases in domestic SG&A expenses of $359 thousand and $1.2 million, respectively, were offset by higher SG&A expenses of the Company’s Netherlands, Malta and Germany operations of approximately $573 thousand in the 2006 Quarter and approximately $882 thousand in the 2006 Period. Domestically, Microtek’s SG&A expense reductions were realized primarily as a result of the second quarter 2005 closure of the Company’s Gurnee, Illinois facilities (resulted in savings of approximately $425 thousand and $854 thousand in the 2006 Quarter and 2006 Period, respectively) and from the 2005 realignment of the Company’s domestic branded sales and marketing force, net of increased selling costs associated with the Company’s increased revenues (resulted in a decrease in sales and marketing expenses of approximately $285 thousand and $851 thousand for the 2006 Quarter and 2006 Period, respectively). Offsetting these SG&A expense savings were increases in distribution and general and administrative expenses (primarily variable distribution freight, general and administrative salaries and benefits and professional fees) of $351 thousand and $466 thousand in the 2006 Quarter and 2006 Period, respectively. The increases in SG&A expenses of the Company’s Netherlands, Malta and Germany operations totaling $572 thousand and $882 thousand in the 2006 Quarter and 2006 Period, respectively, resulted primarily from additional investments in the Company’s sales, marketing and administrative infrastructure in the Netherlands during 2006 and from SG&A expenses in the 2006 Quarter and 2006 Period of approximately $281 thousand and $427 thousand, respectively, related to the Samco businesses which were acquired in March 2006.

SG&A expenses of the Company’s OTI division, consisting primarily of franchise taxes and miscellaneous administrative costs, totaled $18 thousand and $33 thousand in the 2006 Quarter and 2006 Period, respectively, a decrease of approximately $13 thousand and $35 thousand as compared to the 2005 Quarter and 2005 Period, respectively.

Consolidated research and development expenses of $145 thousand and $289 thousand for the 2006 Quarter and 2006 Period, respectively, decreased from $218 thousand in the 2005 Quarter and $471 thousand in the 2005 Period primarily as a result of the Company’s more focused research and development program which has reduced spending for Microtek’s research and development activities by approximately $34 thousand in the 2006 Quarter and $118 thousand in the 2006 Period, as compared to the same 2005 periods. OTI’s research and development expenses, consisting primarily of expenses related to maintenance and protection of OTI’s intellectual property, decreased by approximately $39 thousand and $64 thousand in the 2006 Quarter and 2006 Period, respectively, as compared to the same 2005 periods.

Consolidated amortization of intangibles in the 2006 Quarter was $254 thousand, up from $237 thousand in the 2005 Quarter primarily as a result of amortization expense associated with certain intangibles acquired in the March 2006 Samco acquisition. For the 2006 Period, consolidated amortization expense decreased $15 thousand from the 2005 Period to $468 thousand as the impact of amortization expense associated with the Samco acquisition intangibles was offset by the fact that certain of Microtek’s intangibles, primarily patent related expenses, are now fully amortized.

Income from Operations. Consolidated income from operations for the 2006 Quarter improved 24.6 percent to $3.1 million, or 8.6 percent of net revenues, versus $2.5 million, or 7.2 percent of net revenues, in the 2005 Quarter. For the 2006 Quarter, Microtek’s income from operations was approximately $3.0 million, a 44.3 percent improvement over income from operations of $2.1 million recorded in the 2005 Quarter. The Company’s OTI division reported income from operations in the 2006 Quarter of $78 thousand, compared to income from operations of $393 thousand in the 2005 Quarter.

For the 2006 Period, consolidated income from operations improved 23.9 percent to $6.4 million, or 9.2 percent of net revenues, versus $5.2 million, or 7.6 percent of net revenues, in the 2005 Period. Microtek’s income from operations for the 2006 Period was approximately $6.3 million, a 48.9 percent improvement over income from operations of $4.2 million in the 2005 Period. OTI’s income from operations for the 2006 Period totaled $126 thousand, compared to income from operations of $954 thousand in the 2005 Period.

Index

Interest Expense and Interest Income. Consolidated interest expense for the 2006 Quarter and 2006 Period was $10 thousand and $21 thousand, respectively, as compared to $91 thousand in the 2005 Quarter and $168 thousand in the 2005 Period. The decreases in consolidated interest expense in the 2006 Quarter and 2006 Period resulted primarily from lower average borrowings under the Company’s Credit Agreement. Interest income of $105 thousand and $199 thousand in the 2006 Quarter and 2006 Period, respectively, increased from $64 thousand in the 2005 Quarter and $82 thousand in the 2005 Period as a result of higher interest rates applicable to the Company’s cash and cash equivalents, higher average cash and cash equivalent balances and interest income attributable to the GRI promissory note related to the September 2004 sale of certain raw material inventories.

Other Income/Expense, Net. Other income and expense include the Company’s equity in earnings of its investee, GRI, and foreign currency exchange gains and losses resulting from the translation of certain intercompany transactions of the Company’s Netherlands subsidiaries which were denominated in a currency other than the functional currency of those subsidiaries. For the 2005 Quarter and 2005 Period, the Company recorded foreign currency exchange losses of approximately $46 thousand and $423 thousand, respectively. There were no such foreign currency exchange losses in the 2006 Quarter and 2006 Period. Changes made to the structure of these intercompany transactions during the second quarter of 2005 have significantly minimized the occurrence of these foreign currency exchange losses in future periods. In the 2006 Quarter and 2006 Period, the Company’s equity in earnings of its investee, GRI, were $90 thousand and $123 thousand, respectively, as compared to $29 thousand for the 2005 Quarter and $135 thousand for the 2005 Period.

Income Taxes. The Company’s provision for income taxes in the 2006 Quarter and 2006 Period reflects income tax expense of $1.1 million and $2.3 million, respectively, consisting of current and deferred Federal, state and foreign income tax expense. For the 2005 Quarter and 2005 Period, the Company’s provision for income taxes reflects income tax expense of $236 thousand and $501 thousand, respectively, consisting only of current state and foreign income taxes.

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

Net Income. The resulting net income for the 2006 Quarter and 2006 Period was $2.2 million, or $0.05 per diluted share, and $4.4 million, or $0.10 per diluted share, respectively. Net income for the 2005 Quarter and 2005 Period was $2.2 million, or $0.05 per diluted share, and $4.3 million, or $0.10 per diluted share, respectively.

Liquidity and Capital Resources

As of June 30, 2006 and December 31, 2005, the Company’s cash and cash equivalents totaled $15.1 million and $14.8 million, respectively. The Company’s cash flow activity in the 2006 Period and 2005 Period was as follows (in thousands):

	Six months ended June 30,
	2006	2005
Cash provided by operating activities	$6,775	$3,046
Cash used in investing activities	(3,099)	(458)
Cash used in financing activities	(3,594)	(3,748)

Index

The Company’s principal sources of liquidity have been net cash from operating activities and borrowings under the Company’s Credit Agreement. The Company’s liquidity requirements arise primarily from the funding of the Company’s working capital needs, obligations under the indebtedness incurred in connection with acquisitions and capital investment in property and equipment.

During the 2006 Period, the Company’s operating activities generated cash of approximately $6.8 million and consisted primarily of net income from operations, net of deferred income taxes, depreciation and amortization of approximately $8.0 million, an increase in accounts payable of $2.4 million, an increase in accrued compensation of $985 thousand, an increase in other liabilities of $678 thousand and a decrease in prepaid expenses and other assets of $285 thousand. Offsetting these sources of cash were a $535 thousand increase in accounts receivable, net of allowances, and an increase of $4.9 million in inventories. The increase in inventories in the 2006 Period was due to certain purchasing strategies employed by the Company to ensure a continuous supply of certain inventory items as the Company seeks to transfer additional manufacturing processes offshore to the Dominican Republic and to China.

During the 2005 Period, the Company’s operating activities generated cash of $3.0 million and consisted primarily of net income from operations, net of deferred taxes, depreciation and amortization, of approximately $6.0 million and increases in accounts payable of approximately $756 thousand. Offsetting these sources of cash were a $1.2 million increase in accounts receivable, net of allowances, an increase in other assets of approximately $445 thousand, decreases in accrued compensation and other liabilities of $955 thousand and a $974 thousand increase in inventories.

Cash used in investing activities in the 2006 Period totaled $3.1 million as a result of cash consideration of approximately $2.3 million for the Samco acquisition and purchases of capital property and equipment of $831 thousand. Investing activities in the 2005 Period used $458 thousand in cash which was the net effect of purchases of capital property and equipment of $673 thousand and proceeds from dispositions of approximately $215 thousand.

During the 2006 Period, financing activities used approximately $3.6 million in cash. Financing cash outflows in the 2006 Period included net repayments of borrowings under the Company’s Credit Agreement of $1.2 million, repayments of other long-term debt agreements of $247 thousand, a decrease in the Company’s bank overdraft of approximately $1.8 million and repurchases of treasury stock of approximately $883 thousand. Financing cash inflows included proceeds from the exercise of stock options and other stock issuances of $531 thousand. Cash used in financing activities for the 2005 Period of $3.7 million consisted of net repayments of borrowings under the Company’s Credit Agreement of $2.5 million, repayments of other long-term debt agreements of $247 thousand and a decrease in the Company’s bank overdraft of approximately $1.5 million, offset by approximately $533 thousand from the exercise of stock options and other stock issuances.

The Company maintains a $23.5 million credit agreement (as amended to date, the “Credit Agreement”) with the JP Morgan Chase Bank (the “Bank”), consisting of a revolving credit facility maturing on June 30, 2008. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. There were no outstanding borrowings under the revolving credit facility at June 30, 2006. Outstanding borrowings under the revolving credit facility totaled $1.2 million at December 31, 2005. As of June 30, 2006, the Company had total borrowing availability under the revolving facility of $16.5 million. As of August 4, 2006, the Company had no borrowings under the revolving facility and a total borrowing availability of approximately $17.6 million. Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (8.5% at August 4, 2006). At June 30, 2006, the Company was in compliance with its financial covenants under the Credit Agreement.

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

Index

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

Recent Accounting Pronouncements

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, and related interpretations (collectively, “SFAS No. 123(R)”) to account for stock-based compensation using the modified prospective transition method and therefore will not restate its prior period results. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Specifically, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as previously required.

The Company’s initial adoption of SFAS No. 123(R)’s fair value method on January 1, 2006 did not have an impact on the Company’s results of operations or overall financial position. However, the future impact of the adoption of SFAS No. 123(R) on the Company’s results of operations cannot be predicted at this time because it will depend on levels of future grants of share-based payments.

Pursuant to SFAS No. 123(R)’s modified prospective transition method, the Company recognizes stock-based compensation expense based on the grant-date fair value of any new share-based awards granted subsequent to December 31, 2005 that are expected to vest. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally commensurate with the vesting term. Compensation expense is recognized immediately for share-based awards that are fully vested on the date of the grant. For the three months and six months ended June 30, 2006, compensation expense recognized in the Company’s financial statements related to share-based awards totaled approximately $19,000. For the three months and six months ended June 30, 2006, the Company did not record any excess tax benefits generated from stock option exercises because of the Company’s significant net operating loss carryforwards for Federal income tax purposes.
.
Prior to January 1, 2006, the Company accounted for its share-based payments to employees under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. Accordingly, no stock-based employee compensation cost was reflected in the Company’s results of operations as all options granted under the Company’s stock options plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to its adoption of SFAS 123(R), the Company followed the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 and accordingly provided pro forma disclosures of net income and net income per basic and diluted share as if the fair-value-based method had been applied to all outstanding and unvested awards for each period presented.

As permitted under SFAS No. 123(R), the Company uses the Black-Scholes option pricing model to determine the fair value of the Company’s share-based awards under SFAS No. 123 (R), which is the same valuation technique previously used for pro forma disclosures under SFAS No. 123. The Black-Scholes option valuation model, like other option valuation models, requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Index

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

Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. We are currently evaluating the provisions of FIN 48, which is effective for fiscal years beginning after December 15, 2006.

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

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates.

The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom, Netherlands, Malta and Germany are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments, net of applicable taxes, resulted in gains of $458 thousand and $817 thousand for the three months and six months ended June 30, 2006, respectively. For the three months and six months ended June 30, 2005, foreign currency translation adjustments, net of applicable taxes, resulted in losses of $859 thousand and $1.1 million, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in the results of operations as incurred. Included in the Company’s results of operations for three months and six months ended June 30, 2005 were foreign currency exchange losses of approximately $46 thousand and $423 thousand, respectively, resulting from the translation of certain intercompany transactions of the Netherlands subsidiaries which were denominated in a currency other than the functional currency of those subsidiaries. The effect of foreign currency transactions was not material to the Company’s results of operations for the three months and six months ended June 30, 2006. The Company believes that changes made to the structure of these intercompany transactions during the second quarter of 2005 have significantly minimized the occurrence of foreign currency exchange losses arising from the translation of these intercompany transactions in future periods.

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

The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not materially impact interest income accruing on these investments or, consequently, the Company’s operating results or cash flow. The Company's greatest sensitivity with respect to the general level of U.S. interest rates relates to the effect that changes in those rates have on the Company's interest expense. At June 30, 2006, the Company had repaid all of its borrowings under its Credit Agreement which bear interest at a floating rate approximating the prime rate. An increase or decrease in the Company's average interest rate of ten percent would have had an immaterial impact on the Company’s recorded interest expense during the three months and six months ended June 30, 2006.

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

Index

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

See the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2000, the Board of Directors authorized the repurchase of up to five percent (5%) of the Company’s outstanding common stock from time to time in open market or private transactions. As amended to date, the Company’s share repurchase program authorizes the repurchase of up to an aggregate of 2,000,000 shares. As of June 30, 2006, the Company had repurchased 1,616,755 shares for an aggregate repurchase price of $3.7 million. The program expires on December 31, 2006, unless extended. The following table summarizes the Company’s share repurchases during the Company’s second quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans
April 1 to 30, 2006	-	$-	-	618,486
May 1 to 31, 2006	160,241	$3.74	160,241	458.245
June 1 to 30, 2006	75,000	$3.79	75,000	383,245
Total	235,241	$3.75	235,241	383,245

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

During the period covered by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company’s Proxy Statement for its Annual Meeting of Shareholders held May 18, 2006.

(a) The Company’s annual meeting of shareholders was held on May 18, 2006.
(b) The nominees for the Board of Directors or the Company are identified below.
(c) With respect to the election of directors, the inspector of election tabulated the following votes:

Nominee for Office	Number of Votes For	Number of Votes Withheld	Abstention

Kenneth F. Davis	36,897,699	2,151,813	-
Michael E. Glasscock, III	37,206,089	1,843,423	-
Rosdon Hendrix	36,896,495	2,153,017	-
Dan R. Lee	37,121,603	1,927,909	-
Gene R. McGrevin	37,191,905	1,857,607	-
Marc R. Sarni	37,218,069	1,831,443	-
Ronald L. Smorada	37,236,069	1,813,443	-

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No. Description

3.1(1) Articles of Incorporation of Isolyser Company, Inc.

3.3(2) Amended and Restated Bylaws of Microtek Medical Holdings, Inc.

Index

4.1        Specimen Certificate of Common Stock

10.1(3) Director Compensation as Adjusted Effective May 18, 2006

31.1  Certification of Chief Executive Officer

31.2  Certification of Chief Financial Officer

32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 18, 2006.

(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 18, 2006.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2006.

MICROTEK MEDICAL HOLDINGS, INC.

By: /s/ Dan R. Lee
Dan R. Lee
Chairman, President and Chief Executive Officer
(principal executive officer)

By: /s/ Roger G. Wilson
Roger G. Wilson
Chief Financial Officer
(principal financial officer)

Index