Form 10-Q
period 2006-09-30
MICROTEK MEDICAL HOLDINGS, INC
filed 2006-11-09
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	September 30, 2006	Commission File No.	0-24866

MICROTEK MEDICAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1746149
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at November 6, 2006

Common Stock, $.001 par value	43,266,015

Index

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended September 30, 2006 and September 30, 2005 and for the Nine Months ended September 30, 2006 and September 30, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2006 and September 30, 2005

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

Index

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

Assets	September 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$15,496	$14,765
Accounts receivable, net of allowances of $1,701 and $1,635, respectively	19,755	19,530
Other receivables	1,212	908
Inventories	36,892	31,043
Deferred income taxes	3,515	3,007
Prepaid expenses and other current assets	1,613	2,480
Total current assets	78,483	71,733

Property and equipment	30,635	29,125
Less accumulated depreciation	(23,655)	(22,132)
Property and equipment, net	6,980	6,993

Goodwill	32,365	30,956
Other intangible assets, net	6,564	6,041
Deferred income taxes	16,138	19,812
Other assets	6,619	5,223
Total assets	$147,149	$140,758

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,057	$6,903
Accrued expenses	6,241	4,539
Income taxes payable	334	717
Current portion of long-term debt	87	420
Total current liabilities	13,719	12,579

Long-term debt, excluding current portion	8	1,249
Other long-term liabilities, excluding current portion	3,690	2,864
Total liabilities	17,417	16,692

Shareholders’ equity:
Common stock	45	45
Additional paid-in capital	218,497	217,858
Accumulated deficit	(83,721)	(89,774)
Accumulated other comprehensive loss, net of income taxes of ($125) and ($51), respectively	158	(817)
	134,979	127,312
Treasury shares, at cost	(5,247)	(3,246)
Total shareholders’ equity	129,732	124,066
Total liabilities and shareholders’ equity	$147,149	$140,758

See notes to unaudited condensed consolidated financial statements.

Index

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net revenues	$35,108	$33,487	$104,849	$101,736
Cost of goods sold	21,368	21,542	63,399	62,573
Gross profit	13,740	11,945	41,450	39,163

Operating expenses:
Selling, general and administrative	10,782	10,014	31,324	30,947
Research and development	159	172	448	643
Amortization of intangibles	254	243	722	726
Total operating expenses	11,195	10,429	32,494	32,316

Gain (loss) on disposition of assets	-	17	-	(139)

Income from operations	2,545	1,533	8,956	6,708

Interest income	129	40	328	122
Interest expense	(16)	(41)	(37)	(209)
Equity in earnings of investee	80	64	203	199
Foreign currency exchange gain (loss)	-	7	-	(416)
Income before income taxes	2,738	1,603	9,450	6,404

Income tax provision	1,090	(6,254)	3,397	(5,753)

Net income	$1,648	$7,857	$6,053	$12,157

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	219	(120)	1,036	(1,269)
Unrealized gain (loss) on available for sale securities, net of income taxes	(39)	(25)	(61)	15

Comprehensive income	$1,828	$7,712	$7,028	$10,903

Net income per common share - Basic	$0.04	$0.18	$0.14	$0.28
Net income per common share - Diluted	$0.04	$0.18	$0.14	$0.27

Weighted average number of common shares
outstanding:
Basic	43,434	43,369	43,581	43,305
Diluted	44,431	44,563	44,574	44,479

See notes to unaudited condensed consolidated financial statements.

Index

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$6,053	$12,157
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,517	1,627
Amortization of intangibles	722	726
Provision for doubtful accounts	419	530
Deferred income taxes	3,093	(6,317)
Equity in earnings of investee	(203)	(199)
Other	(3)	(66)
Changes in operating assets and liabilities, net of acquisitions	(3,282)	(2,521)
Net cash provided by operating activities	8,316	5,937

Cash flows from investing activities:
Purchase of and deposits for property and equipment	(1,204)	(859)
Acquisition of Samco, net of cash acquired	(2,346)	-
Acquisition of Ceres Medical, net of cash acquired	(483)	-
Proceeds from dispositions of equipment	6	215
Net cash used in investing activities	(4,027)	(644)

Cash flows from financing activities:
Borrowings under line of credit agreement	91,080	82,415
Repayments under line of credit agreement	(92,311)	(86,510)
Changes in bank overdraft	(1,018)	(1,268)
Repayments under notes payable	(343)	(369)
Proceeds from exercise of stock options	68	88
Repurchase of treasury stock	(2,001)	-
Proceeds from issuance of common stock	571	586
Net cash used in financing activities	(3,954)	(5,058)

Effect of exchange rate changes on cash	396	(131)
Net increase in cash and cash equivalents	731	104
Cash and cash equivalents at beginning of period	14,765	8,964
Cash and cash equivalents at end of period	$15,496	$9,068

Supplemental disclosures of noncash investing and financing activities:
Tax benefits related to stock options	$-	$1,340

See notes to unaudited condensed consolidated financial statements.

Index

MICROTEK MEDICAL HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Microtek Medical Holdings, Inc. and subsidiaries (the “Company”) manufactures and supplies innovative product solutions for patient care, occupational safety and management of infectious and hazardous waste for the healthcare market, which represents one business segment. The Company markets its products to hospitals and other end users through a broad distribution system consisting of multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. The Company also markets certain of its products through custom procedure tray companies. Substantially all of the Company’s revenues are generated by its primary operating unit, Microtek Medical, Inc. (“Microtek”), a subsidiary of the Company. As described in Note 7 to these unaudited condensed consolidated financial statements, in September 2004, the Company entered into an agreement which grants to Eastern Technologies, Inc. a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and homeland security industry, and for certain other industrial applications.

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

2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. During the three months and nine months ended September 30, 2006, there have been no material changes to any of the Company’s critical accounting policies.

3. NEWLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. The Company is currently evaluating the provisions of FIN 48, which is effective for fiscal years beginning after December 15, 2006.

Index

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the projected benefit obligation. Additionally, SFAS No. 158 requires an employer to measure the funded status of a plan as of the Company’s fiscal year-end, with limited exceptions, and expands financial statement disclosures. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006; however, the requirement to measure plan assets and benefit obligations as of the Company fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company currently expects to adopt all requirements of SFAS No. 158 with respect to its international defined benefit pension plan on December 31, 2006, except for the funded status measurement date requirement which will be adopted on December 31, 2008, as allowed under SFAS No. 158. The Company is currently evaluating the impact that the adoption of SFAS No. 158 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires companies to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material but are material under the guidance in SAB 108. The Company is currently evaluating the impact that the adoption of SAB 108 will have on its consolidated financial statements, if any.

4. STOCK-BASED COMPENSATION

Adoption of New Accounting Pronouncement. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, and related interpretations (collectively, “SFAS No. 123(R)”) to account for stock-based compensation using the modified prospective transition method and therefore will not restate its prior period results. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Specifically, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as previously required.

The Company’s initial adoption of SFAS No. 123(R)’s fair value method on January 1, 2006 did not have an impact on the Company’s results of operations or overall financial position. However, the future impact of the adoption of SFAS No. 123(R) on the Company’s results of operations cannot be predicted at this time because it will depend on levels of future grants of share-based payments.

Pursuant to SFAS No. 123(R)’s modified prospective transition method, the Company recognizes stock-based compensation expense based on the grant-date fair value of any new share-based awards granted subsequent to December 31, 2005 that are expected to vest. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally commensurate with the vesting term. Compensation expense is recognized immediately for share-based awards that are fully vested on the date of the grant. During the three months ended September 30, 2006, there was no compensation expense recognized in the Company’s financial statements related to share-based awards. For the nine months ended September 30, 2006, compensation expense recognized in the Company’s financial statements related to share-based awards totaled approximately $19,000. For the three months and nine months ended September 30, 2006, the Company did not record any excess tax benefits generated from stock option exercises because of the Company’s significant net operating loss carryforwards for Federal income tax purposes.

Index

Prior to January 1, 2006, the Company accounted for its share-based payments to employees under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. Accordingly, no stock-based employee compensation cost was reflected in the Company’s results of operations as all options granted under the Company’s stock options plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to its adoption of SFAS 123(R), the Company followed the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 and accordingly provided pro forma disclosures of net income and net income per basic and diluted share as if the fair-value-based method had been applied to all outstanding and unvested awards for each period presented.

The following table illustrates the effect on net income and net income per basic and diluted share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation plans for the three months and nine months ended September 30, 2005 (in thousands, except per share data).

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$7,857	$12,157
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(210)	(916)
Pro forma net income	$7,647	$11,241
Net income per share:
Basic - as reported	$0.18	$0.28
Diluted - as reported	$0.18	$0.27

Basic - pro forma	$0.18	$0.26
Diluted - pro forma	$0.17	$0.25

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

The following table summarizes the assumptions used to compute the stock-based compensation expense and pro forma information for stock option grants issued during the three months ended September 30, 2005 and the nine months ended September 30, 2006 and 2005. (There were no stock option grants issued during the three months ended September 30, 2006.)

Index

	Three months ended September 30,	Nine months ended September 30,
	2005	2006	2005

Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	0.0%	0.0%	0.0%
Expected volatility	41.6%	40.6%	42.5%
Risk free interest rate	4.4%	5.0%	4.1%
Expected term, in years	10.0	5.0	9.3

Pursuant to the Company’s Credit Agreement (see Note 11), the Company is not permitted to pay any dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, an expected dividend yield of zero is assumed for purposes of the Company’s Black Scholes calculations. Pre-vesting forfeiture rates are estimated based on the Company’s historical experience and expectations about future forfeitures. The Company has assumed a pre-vesting forfeiture rate of zero for the nine months ended September 30, 2006 because all options issued during this period were to members of the Company’s Board of Directors who have historically exercised their options prior to expiration. Expected price volatility is determined using a weighted average of daily historical volatility of the Company’s stock price over the corresponding expected option life. The average risk-free interest rate is determined using the Federal Reserve nominal rates in effect as of the date of grant for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the share-based award being valued. The expected term of stock options is determined using historical data.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $1.59 per option. The weighted average grant date fair value of options granted during the three months and nine months ended September 30, 2005 was $2.19 and $2.09 per option, respectively.

Stock-Based Employee Compensation Plans. At September 30, 2006, the Company has two stock-based employee compensation plans: the 1992 Stock Option Plan (the “1992 Plan”) and the 1999 Stock Option Plan (the “1999 Plan”).

The 1992 Plan was adopted on April 28, 1992 and, as amended, authorized the issuance of up to 4,800,000 shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options and/or alternate rights. An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company’s common stock from the alternate right grant date to the exercise date. Options and/or rights under the 1992 Plan were granted through April 27, 2002 at prices not less than 100 percent of the market value at the date of grant. Options and/or rights become exercisable based upon a vesting schedule determined by the 1992 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the 1992 Plan Committee. At September 30, 2006, currently exercisable options for 821,806 shares were outstanding under the 1992 Plan. There were no alternate rights issued under the 1992 Plan. The expiration of the 1992 Plan on April 27, 2002 does not affect options currently outstanding.

The 1999 Plan was approved by the shareholders on May 27, 1999, and as amended on May 19, 2004, authorizes the issuance of up to 5,345,000 shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options, stock appreciation rights (“SARs”) and other stock awards (collectively, “Stock Awards”). Stock Awards under the 1999 Plan may be granted at prices not less than 100 percent of the market value at the date of grant. Options and/or SARs become exercisable based upon a vesting schedule determined by the 1999 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and SARs and other stock awards expire at the discretion of the 1999 Plan Committee. The 1999 Plan is unlimited in duration. At September 30, 2006, currently exercisable options for 3,208,750 shares were outstanding under the 1999 Plan.

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

A summary of option activity during the nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2005	4,144,306	$2.96
Granted	17,000	3.57
Exercised	(60,750)	1.11
Canceled	(70,000)	4.03
Outstanding - September 30, 2006	4,030,556	$2.97

At September 30, 2006 and December 31, 2005, exercisable options under the Company’s stock option plans were 4,030,556 and 4,144,306, respectively, at weighted average exercise prices of $2.97 and $2.96, respectively. At September 30, 2006, there were 1,571,100 shares available for future grants under the Company’s stock option plans.

The following table summarizes information pertaining to options outstanding and exercisable at September 30, 2006:

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.72 - $1.50	470,011	4.5	$ 1.33	470,011	$ 1.33
$1.66 - $2.28	1,280,081	4.8	1.96	1,280,081	1.96
$2.35 - $3.59	649,464	4.9	2.98	649,464	2.98
$3.60 - $3.99	816,500	7.6	3.72	816,500	3.72
$4.00 - $5.02	814,500	7.1	4.77	814,500	4.77
	4,030,556	5.8	$ 2.97	4,030,556	$ 2.97

The aggregate intrinsic value of options outstanding and exercisable was approximately $3.3 million at September 30, 2006. There were no options exercised during the three months ended September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2006, determined as of the date of exercise, was $152,000. Cash received from option exercises during the nine months ended September 30, 2006 totaled $68,000.

Employee Stock Purchase Plan. In March 1999, the Company adopted an Employee Stock Purchase Plan (the “1999 ESPP”) which authorizes the issuance of up to 700,000 shares of common stock. Under the 1999 ESPP, eligible employees may contribute up to ten percent of their compensation toward the purchase of common stock at each year-end. The employee purchase price is derived from a formula based on fair market value of the Company’s common stock. Compensation cost associated with the rights granted under the 1999 ESPP is estimated based on fair market value. At September 30, 2006 and December 31, 2005, there were 182,143 shares available for future issuance under the 1999 ESPP.

Index

5. STOCK REPURCHASE PROGRAM

In August 2006, the Board of Directors amended the Company’s existing stock repurchase program to authorize the repurchase of an aggregate of 4.0 million shares over an indefinite period, including approximately 1.7 million shares previously repurchased under the program. During the three months and nine months ended September 30, 2006, the Company repurchased 315,000 and 550,241 shares under this program for approximately $1.1 million and $2.0 million, respectively, at average repurchase prices of approximately $3.55 and $3.64 per share in the three month and nine month period, respectively. There were no shares repurchased under this program during the three months and nine months ended September 30, 2005. As of September 30, 2006, the Company had repurchased approximately 1.9 million shares for an aggregate repurchase price of approximately $4.8 million.

6. ACQUISITION

Effective March 1, 2006, Microtek acquired KMMS Holdings, Ltd. and its European manufacturing and distribution operations (collectively, “Samco”) for approximately $2.3 million in cash, including acquisition costs. Based on estimated fair values and other information currently available, the preliminary allocation of the total purchase price is summarized as follows (in thousands):

Purchase consideration in cash		$2,346
Allocated to:
Accounts receivable	$341
Inventories	774
Property and equipment	269
Accounts payable and other accrued liabilities	(615)
Total allocation		769
Other intangible assets and goodwill		$1,577

Effective July 1, 2006, Microtek acquired substantially all of the assets of Ceres Medical, LLC (Ceres Medical), a marketer of a small line of products sold primarily to cardiology and interventional radiology specialties. The purchase price of approximately $483,000 in cash, including certain acquisition costs, has been preliminarily allocated to the assets and liabilities acquired, primarily accounts receivable, inventories, property and equipment, identifiable intangibles and trade accounts payable, based on the respective estimated fair values of those assets and liabilities, with the excess allocated to goodwill. The terms of the related purchase agreement also provide for additional cash consideration up to $550,000 if future contribution margins from the acquired product line exceed certain levels, as defined in the agreement, through 2011. The additional consideration will be recorded when it is determinable that the payment of such amounts is probable and is expected to result in additional goodwill.

The Company is currently evaluating the fair value of the assets acquired in the Samco and Ceres Medical acquisitions, principally other identifiable intangible assets and goodwill. The preliminary allocations of the total purchase price for each of these acquisitions are subject to revision based on the final determination of these fair values.

The Samco and Ceres Medical acquisitions were accounted for as a business combination pursuant to SFAS No. 141, Business Combinations. Accordingly, results of operations for Samco and Ceres Medical are reflected in the Company’s unaudited condensed consolidated financial statements from the acquisition date. The following unaudited pro forma financial information for the three months and nine months ended September 30, 2006 and 2005 reflects the Company’s results of operations as if the Samco and Ceres Medical acquisitions had been completed on January 1, 2005 (in thousands, except per share data):

Index

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net revenues	$35,108	$34,433	$105,675	$104,573
Net income	$1,648	$7,957	$6,118	$12,455
Net income per share - basic and diluted	$0.04	$0.18	$0.14	$0.29
Net income per share - diluted	$0.04	$0.18	$0.14	$0.28

The pro forma financial information above is based on estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the operating results that would have occurred had the Samco and Ceres Medical acquisitions been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

7. LICENSE AGREEMENT

In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to Eastern Technologies, Inc. (“ETI”) a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and homeland security industry, and for certain other industrial applications. Under the terms of the License Agreement, the Company will receive license royalties equal to $75,000 per quarter for the first three years of the agreement. Thereafter and generally until the expiration of the underlying patents related to the products or services generating the subject royalties, the Company will receive license royalties equal to the greater of: (i) generally 5% of net sales, as defined in the agreement, or (ii) $300,000 per year. The royalty rate is subject to downward adjustment in certain events with respect to net sales of certain products. The Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company has agreed to provide certain sourcing and supply chain management services to ETI, and ETI has agreed to purchase a total of approximately $4.8 million of inventory over the term of the Supply Agreement. For these services, the Company will receive management fees totaling $2.7 million, $600,000 of which was received at the signing of the Supply Agreement. The balance of the management fees are payable in quarterly installments of $175,000 beginning December 31, 2004 and at the end of each quarter thereafter until September 30, 2007. The cash payment of $600,000 was recorded as deferred revenue (included in accrued expenses, a current liability) upon receipt. This amount, together with all future management fees collected from ETI, will be recognized into income ratably over the term of the Supply Agreement as nuclear finished goods inventories on hand are sold to ETI. At September 30, 2006 and December 31, 2005, amounts recognized into income exceeded cash receipts from ETI by approximately $417,000 and $618,000, respectively, which amounts were recorded in the accompanying unaudited condensed consolidated balance sheet in prepaid expenses and other current assets.

8. SALE OF INVENTORIES TO RELATED PARTY

In September 2004, the Company entered into an agreement with Global Resources International, Inc. (“GRI”), a related party as described in Note 9 below, for the sale of certain of its raw material inventories used in the manufacture of finished goods for sale to the nuclear industry. At closing, the Company received cash proceeds of $200,000 and a promissory note in the amount of $1.051 million. The promissory note, including interest at 5%, was repaid ratably as the raw material inventories purchased by GRI in the transaction were consumed by GRI. The final note payment was received in August 2006. The total gain on the sale of these raw material inventories approximated $467,000. Of this total gain, approximately $91,000, an amount commensurate with the Company’s relative ownership interest in GRI, was deferred and recognized into income as the raw material inventories purchased by GRI in the transaction were sold by GRI. Approximately $37,000 and $63,000 of this deferred gain was recognized into income during the three months and nine months ended September 30, 2005. During the three months and nine months ended September 30, 2006, approximately $11,000 and $13,000 of this deferred gain was recognized into income. At September 30, 2006, all of the deferred gain on this transaction has been recognized into income.

Index

9. INVESTMENT IN AFFILIATED COMPANY

In May 2000, the Company and certain of its affiliates and employees organized GRI. From its manufacturing facilities located in China, GRI provides certain material sourcing and manufacturing of various Microtek’s products where such supply arrangements are advantageous to Microtek based on favorable pricing and other considerations. The Company and a non-executive member of the Company’s management own 19.5 percent and 30 percent, respectively, of GRI. Accordingly, the Company accounts for its investment in GRI under the equity method. The Company’s investment in GRI was approximately $705,000 and $502,000 at September 30, 2006 and December 31, 2005, respectively. The Company recorded $80,000 and $203,000 of income during the three months and nine months ended September 30, 2006, respectively, and $64,000 and $199,000 of income during the three months and nine months ended September 30, 2005, respectively, related to this investment.

10. INVENTORIES

Inventories are stated at the lower of cost or market. The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are summarized by major classification at September 30, 2006 and December 31, 2005 as follows (in thousands):

	September 30, 2006	December 31, 2005

Raw materials	$14,470	$12,381
Work-in-progress	2,216	1,716
Finished goods	20,206	16,946
Total inventories	$36,892	$31,043

At September 30, 2006 and December 31, 2005, OREX inventories approximated $468 thousand and $1.0 million, respectively, and consisted primarily of finished goods.

11. LONG-TERM DEBT

The Credit Agreement. The Company maintains a credit agreement with a Bank (the “Credit Agreement”). As amended to date, the Credit Agreement provides for a $23.5 million revolving credit facility, which matures on June 30, 2008. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (8.5% at September 30, 2006). Borrowing availability under the revolving facility at September 30, 2006 and December 31, 2005 totaled $17.1 million and $15.4 million, respectively. There were no outstanding borrowings under the revolving credit facility as of September 30, 2006. Outstanding borrowings under the revolving credit facility totaled $1.2 million at December 31, 2005. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At September 30, 2006 and December 31, 2005, the Company was in compliance with its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at September 30, 2006 or December 31, 2005. The Credit Agreement also provides for a fee of 0.3% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Index

Other Long-Term Debt. The Company is obligated under certain long-term lease arrangements and notes payable which aggregated $22,000 and $145,000 at September 30, 2006 and December 31, 2005, respectively. In addition, in conjunction with the acquisition of substantially all of the assets of Plasco, Inc. in November 2003, the Company signed a promissory note in the original principal amount of $1.1 million. This principal amount was reduced in December 2003 to $866,000 as a result of adjustments made to the original purchase price. This note payable, as adjusted, bears interest at 6%, is payable in quarterly installments of principal and interest beginning in March 2004 through October 2006, and amounted to $73,000 and $293,000 at September 30, 2006 and December 31, 2005, respectively. This note payable arrangement is subordinated to the Credit Agreement.

The carrying value of long-term debt at September 30, 2006 and December 31, 2005 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

12. EARNINGS PER SHARE

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic Shares	43,434	43,369	43,581	43,305
Dilutive Shares (due to stock options)	997	1,194	993	1,174
Diluted Shares	44,431	44,563	44,574	44,479

For the three months and nine months ended September 30, 2006, options to purchase approximately 1.6 million shares were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For the three months and nine months ended September 30, 2005, there were 1.0 million and 1.1 million antidilutive shares, respectively.

13.	GEOGRAPHIC CONCENTRATIONS

A significant portion of the Company’s products are manufactured at its facilities in the Dominican Republic, Mexico, the Netherlands and Malta or at GRI’s facilities in China. Included in the Company’s consolidated balance sheet at September 30, 2006 and December 31, 2005 are the net assets of the Company’s sales, manufacturing and distribution facilities located in the United Kingdom and the Dominican Republic which totaled $18.1 million and $17.4 million, respectively. Additionally, at September 30, 2006 and December 31, 2005, the net assets of the Company’s sales, manufacturing and distribution operations in the Netherlands, Malta and Germany totaled $16.5 million and $13.2 million, respectively. The Company’s Dominican Republic and Mexico facilities are engaged in manufacturing operations only and do not sell products to external customers. Total international sales by the Company were $8.9 million and $27.4 million for the three months and nine months ended September 30, 2006, respectively, and $7.9 million and $25.2 million for the three months and nine months ended September 30, 2005, respectively.

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

Index

14. COMMITMENTS AND CONTINGENCIES

The Company is involved in routine litigation and proceedings in the ordinary course of business. Management believes that pending litigation matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

15. SUBSEQUENT EVENT

Effective October 2, 2006, Microtek acquired Europlak, a surgeon-owned marketer of minimally invasive surgical products and devices primarily in urology, gastroenterology and related surgical specialties in France. The initial purchase price of approximately $6.4 million in cash, including certain acquisition costs, is expected to be allocated to the assets and liabilities acquired, primarily accounts receivable, inventories, identifiable intangibles and accounts payable, based on the respective estimated fair values of those assets and liabilities, with the excess allocated to goodwill. The terms of the related purchase agreement also provide for additional cash consideration up to approximately $12.4 million through 2021 if certain revenue hurdles, as defined in the agreement, are achieved. The additional consideration will be recorded when it is determinable that the payment of such amounts is probable and is expected to result in additional goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company conducts substantially all of its operations through its subsidiary, Microtek Medical, Inc. (“Microtek”). OREX Technologies International (“OTI”), a division of the Company, focused on the commercialization of the Company's OREX degradable products and disposal technologies to the nuclear power generating industry until this business was licensed to a third party in September 2004.

Microtek, a market leading healthcare company within its area of focus, manufactures and sells infection control products, fluid control products, safety products and other products to healthcare professionals for use in environments such as operating rooms and ambulatory surgical centers. Microtek's core product line consists of a large variety of disposable equipment drapes and specialty patient drapes. Microtek has established a broad distribution system through multiple channels including distributors, directly through its own sales force, original equipment manufacturers, and private label customers. Additionally, Microtek has a strong presence as a branded component supplier to custom procedure tray companies. Through its acquisition of certain businesses of International Medical Products, B.V. and affiliates (collectively, “IMP”) on May 28, 2004, Microtek added to its operations the development, manufacture, marketing and distribution in Europe of high quality dip-molded medical devices (primarily ultrasound probe covers), other equipment covers, cardiac thoracic drain systems, gynecological devices and wound care products. Microtek’s acquisition in March 2006 of the European manufacturing and distribution operations of Samco added additional European manufacturing capacity, primarily in Malta, and an expanded sales presence in Germany. In July 2006, Microtek acquired Ceres Medical, a marketer of a small line of products sold primarily to cardiology and interventional radiology specialties within the U.S. On October 2, 2006, Microtek acquired Europlak, a marketer of minimally invasive surgical products and devices primarily to urology, gastroenterology and related surgical specialties. The Europlak acquisition is not reflected in the Company’s financial condition or results of operations as of and for the three months and nine months ending September 30, 2006, because the acquisition occurred subsequently.

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

Index

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

Results of Operations

The following tables set forth certain unaudited income statement data, including amounts expressed as a percentage of net revenues, for the three months and six months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30, 2006		Three months ended September 30, 2005
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$35,108	100.0%	$33,487	100.0%
Gross profit	13,740	39.1%	11,945	35.7%
Selling, general and administrative expenses	10,782	30.7%	10,014	29.9%
Income from operations	2,545	7.2%	1,533	4.6%
Net income	1,648	4.7%	7,857	23.5%

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$104,849	100.0%	$101,736	100.0%
Gross profit	41,450	39.5%	39,163	38.5%
Selling, general and administrative expenses	31,324	29.9%	30,947	30.4%
Income from operations	8,956	8.5%	6,708	6.6%
Net income	6,053	5.8%	12,157	11.9%

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Net Revenues. Consolidated net revenues for the three months and nine months ended September 30, 2006 (the “2006 Quarter” and the “2006 Period”, respectively) of $35.1 million and $104.8 million, respectively, increased by approximately $1.6 million, or 4.8 percent, and $3.1 million, or 3.1 percent, over consolidated net revenues of $33.5 million reported for the three months ended September 30, 2005 (the “2005 Quarter”) and $101.7 million reported for the nine months ended September 30, 2005 (the “2005 Period”). For the 2006 Quarter and 2006 Period, Microtek’s net revenues totaled $34.7 million and $103.8 million, respectively, up from $32.5 million and $97.8 million in the respective 2005 quarter and year-to-date periods. Excluding revenue contribution from the Samco transaction (which was approximately $740 thousand in the 2006 Quarter and $2.2 million in the 2006 Period) and from the Ceres Medical transaction (which was approximately $110 thousand in the 2006 Quarter and 2006 Period), Microtek’s net revenues increased approximately $1.3 million and $3.8 million, respectively, representing growth of approximately 4.1 percent and 3.8 percent over the 2005 Quarter and 2005 Period, respectively.

Index

The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues for the 2006 Quarter and 2005 Quarter and for the 2006 Period and 2005 Period (in millions):

	Three months ended September 30, 2006		Three months ended September 30, 2005
	Amount	% of Total	Amount	% of Total
Domestic	$25.8	74.4%	$24.6	75.7%
International	8.9	25.6%	7.9	24.3%
Total	$34.7	100.0%	$32.5	100.0%

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	Amount	% of Total	Amount	% of Total
Domestic	$76.4	73.6%	$72.6	74.2%
International	27.4	26.4%	25.2	25.8%
Total	$103.8	100.0%	$97.8	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories: domestic branded and contract manufacturing (commonly referred to as OEM). Domestic branded revenues were 68.3 percent and OEM revenues were 31.7 percent of total domestic revenues in the 2006 Quarter, as compared to 65.0 percent and 35.0 percent, respectively, in the 2005 Quarter. For the 2006 Period, domestic branded revenues were 65.3 percent and OEM revenues were 34.7 percent of total domestic revenues, as compared to 64.7 percent and 35.3 percent, respectively, in the 2005 Period. Included in the Company’s OEM revenues are sales of products to “non-branded” or private label customers.

Domestic branded revenues in the 2006 Quarter and 2006 Period increased by $1.6 million (or 10.2 percent) and $3.0 million (or 6.4 percent), respectively, as compared to the 2005 Quarter and 2005 Period. These increases are primarily the result of a $983 thousand, or 11.4 percent, increase in specialty product revenues (which includes Microtek’s CleanOp product sales and its specialty procedure patient drapes) in the 2006 Quarter and a $2.3 million, or 9.3 percent, increase in specialty product revenues in the 2006 Period. For the 2006 Quarter and 2006 Period, OEM revenues decreased by $431 thousand, (or 5.0 percent) and increased by $876 thousand (or 3.4 percent), respectively. OEM revenues can be volatile as they are heavily dependent on the buying patterns of the Company’s OEM partners. The Company’s private label revenues in the 2006 Quarter were essentially the same at the 2005 Quarter but for the 2006 Period demonstrated growth over the 2005 Period of $2.2 million, or 13.3 percent. Woundcare and triad product revenues demonstrated decreases in the 2006 Quarter and 2006 Period, as compared to the 2005 Quarter and 2005 Period, as a result of a customer’s decision to move the manufacture of certain of these products in-house. Overall, Microtek’s total domestic revenues in the 2006 Quarter and 2006 Period increased by approximately $1.2 million, or 4.9 percent, and $3.8 million, or 5.3 percent, from the 2005 Quarter and 2005 Period, respectively.

Microtek’s international net revenues for the 2006 Quarter and 2006 Period increased by approximately $1 million, or 12.4 percent, over the 2005 Quarter and by approximately $2.2 million, or 8.7 percent, over the 2005 Period to $8.9 million and $27.4 million, respectively, primarily as a result of the revenues related to the March 2006 acquisition of Samco.

OTI’s net revenues, consisting primarily of sales of finished goods inventories to ETI and royalties under the license agreement of $75 thousand per quarter, totaled $421 thousand and $1.0 million in the 2006 Quarter and 2006 Period, respectively, as compared to $1.0 million and $3.9 million in the 2005 Quarter and 2005 Period, respectively. The decreases in OTI’s net revenues of $560 thousand and $2.9 million in the 2006 Quarter and 2006 Period, respectively, relate to the anticipated slowing of sales to ETI as the Company’s finished goods inventories have been depleted since the inception of the license agreement. As a result of the September 2004 licensing transaction, the Company expects that future OTI division revenues will consist of license royalties totaling $75 thousand per quarter through September 2007 and sales of finished goods inventories to ETI, including a pro rata share of management fee income, aggregating approximately $7.5 million over the three-year term of the Supply Agreement.

Index

Gross Margin. The Company’s consolidated gross profit was $13.7 million, or 39.1 percent of net revenues, in the 2006 Quarter, as compared to $11.9 million, or 35.7 percent of net revenues, for the 2005 Quarter. For the 2006 Period, the Company’s consolidated gross profit was $41.5 million, or 39.5 percent of net revenues, versus $39.2 million, or 38.5 percent of net revenues for the 2005 Period. The Company attributes the improvement in its gross margins in the 2006 Quarter and 2006 Period to improved productivity and cost control and other manufacturing process improvements which have helped mitigate the impacts of changes in the Company’s sales mix and rising prices for fuel and other petroleum-based products which result in increases in raw material and freight costs. Additionally, the stabilization of the Dominican peso versus the U.S. dollar in 2006 has eliminated significant cost pressures experienced in 2005 which increased certain expenses associated with the Company’s manufacturing operations in the Dominican Republic.

Operating Expenses. Consolidated operating expenses for the 2006 Quarter and the 2006 Period of $11.2 million and $32.5 million, respectively, represented 31.9 percent and 31.0 percent of net revenues, respectively, as compared to consolidated operating expenses of $10.4 million (31.1 percent of net revenues) and $32.3 million (31.8 percent of net revenues) in the 2005 Quarter and 2005 Period, respectively.

Consolidated selling, general and administrative (“SG&A”) expenses in the 2006 Quarter and 2006 Period were $10.8 million and $31.3 million, respectively, as compared to $10.0 million in the 2005 Quarter and $30.9 million in the 2005 Period. As a percentage of net revenues, the Company’s consolidated SG&A expenses were 30.7 percent in the 2006 Quarter and 29.9 percent in the 2006 Period, as compared to 29.9 percent and 30.4 percent in the 2005 Quarter and 2005 Period, respectively.

Microtek’s total SG&A expenses increased by $905 thousand and $548 thousand in the 2006 Quarter and 2006 Period, respectively, versus the comparable 2005 periods. For the 2006 Quarter, Microtek’s domestic SG&A expenses increased $208 thousand as a result of a $312 thousand increase in general and administrative expenses (primarily salaries and benefits) and an offsetting $88 thousand decrease in sales and marketing expenses. For the 2006 Period, domestic SG&A expenses decreased approximately $1.0 million as a result of the second quarter 2005 closure of the Company’s Gurnee, Illinois facilities (which resulted in savings of approximately $854 thousand in the 2006 Period) and from the 2005 realignment of the Company’s domestic branded sales and marketing force, net of increased selling costs associated with the Company’s increased revenues (which resulted in a net decrease in sales and marketing expenses of approximately $940 thousand for the 2006 Period). Offsetting these sales and marketing expense savings were increases in distribution and general and administrative expenses (primarily variable distribution freight, general and administrative salaries and benefits and professional fees) of $82 thousand and $679 thousand, respectively.

For the 2006 Quarter and 2006 Period, SG&A expenses of the Company’s Netherlands, Malta and Germany operations increased approximately $697 thousand and $1.6 million, respectively, primarily as a result of additional investments in the Company’s sales, marketing and administrative infrastructure in the Netherlands during 2006, restructuring charges of approximately $450 thousand related to the Company’s plans to move certain of its manufacturing operations from the Netherlands to Malta and to China, and SG&A expenses in the 2006 Quarter and 2006 Period of approximately $161 thousand and $594 thousand, respectively, related to the Samco businesses which were acquired in March 2006.

SG&A expenses of the Company’s OTI division, consisting primarily of franchise taxes and miscellaneous administrative costs, totaled $30 thousand and $63 thousand in the 2006 Quarter and 2006 Period, respectively, a decrease of approximately $136 thousand and $171 thousand as compared to the 2005 Quarter and 2005 Period, respectively.

Consolidated research and development expenses of $159 thousand and $448 thousand for the 2006 Quarter and 2006 Period, respectively, decreased from $172 thousand in the 2005 Quarter and $643 thousand in the 2005 Period primarily as a result of the Company’s more focused research and development program which has reduced spending for Microtek’s research and development activities by approximately $13 thousand in the 2006 Quarter and $132 thousand in the 2006 Period, as compared to the same 2005 periods. OTI’s research and development expenses, consisting primarily of expenses related to maintenance and protection of OTI’s intellectual property, was relatively unchanged in the 2006 Quarter as compared to the 2005 Quarter and decreased by approximately $63 thousand in the 2006 Period as compared to the 2005 Period.

Index

Consolidated amortization of intangibles in the 2006 Quarter and 2006 Period was $254 thousand and $722 thousand, respectively, consistent with $243 thousand in the 2005 Quarter and $726 thousand in the 2005 Period as amortization expense associated with intangibles acquired in the Samco and Ceres Medical transactions was offset by the fact that certain of Microtek’s intangibles, primarily patent related expenses, are now fully amortized.

Income from Operations. Consolidated income from operations for the 2006 Quarter improved 66.0 percent to $2.5 million, or 7.2 percent of net revenues, versus $1.5 million, or 4.6 percent of net revenues, in the 2005 Quarter. For the 2006 Quarter, Microtek’s income from operations was approximately $2.4 million, an improvement of more than 70 percent over income from operations of $1.4 million recorded in the 2005 Quarter. The Company’s OTI division reported income from operations in the 2006 Quarter of $142 thousand, compared to income from operations of $173 thousand in the 2005 Quarter.

For the 2006 Period, consolidated income from operations improved 33.5 percent to $9.0 million, or 8.5 percent of net revenues, versus $6.7 million, or 6.6 percent of net revenues, in the 2005 Period. Microtek’s income from operations for the 2006 Period was approximately $8.7 million, a 55.7 percent improvement over income from operations of $5.6 million in the 2005 Period. OTI’s income from operations for the 2006 Period totaled $269 thousand, compared to income from operations of $1.1 million in the 2005 Period.

Interest Expense and Interest Income. Consolidated interest expense for the 2006 Quarter and 2006 Period was $16 thousand and $37 thousand, respectively, as compared to $41 thousand in the 2005 Quarter and $209 thousand in the 2005 Period. The decreases in consolidated interest expense in the 2006 Quarter and 2006 Period resulted primarily from lower average borrowings under the Company’s Credit Agreement. Interest income of $129 thousand and $328 thousand in the 2006 Quarter and 2006 Period, respectively, increased from $40 thousand in the 2005 Quarter and $122 thousand in the 2005 Period as a result of higher interest rates applicable to the Company’s cash and cash equivalents, higher average cash and cash equivalent balances and interest income attributable to the GRI promissory note related to the September 2004 sale of certain raw material inventories.

Other Income/Expense, Net. Other income and expense include the Company’s equity in earnings of its investee, GRI, and foreign currency exchange gains and losses resulting from the translation of certain intercompany transactions of the Company’s Netherlands subsidiaries which were denominated in a currency other than the functional currency of those subsidiaries. The Company recorded foreign currency exchange gains of approximately $7 thousand in the 2005 Quarter and foreign currency exchange losses of approximately $416 thousand in the 2005 Period. There were no such foreign currency exchange losses in the 2006 Quarter and 2006 Period. Changes made to the structure of these intercompany transactions during the second quarter of 2005 have significantly minimized the occurrence of these foreign currency exchange losses. In the 2006 Quarter and 2006 Period, the Company’s equity in earnings of its investee, GRI, were $80 thousand and $203 thousand, respectively, as compared to $64 thousand for the 2005 Quarter and $199 thousand for the 2005 Period.

Income Taxes. The Company’s provision for income taxes in the 2006 Quarter and 2006 Period reflects income tax expense of $1.1 million and $3.4 million, respectively, consisting of current and deferred Federal, state and foreign income tax expense. The Company’s provision for income taxes in the 2005 Quarter reflects a net income tax benefit of $6.3 million, consisting of a $6.5 million net non-cash deferred income tax benefit due primarily to the decrease in the Company’s valuation allowance associated with its deferred tax assets, and the offsetting state, foreign and Federal alternative minimum tax expense of $225 thousand. For the 2005 Period, the Company’s provision for income taxes reflects a net income tax benefit of $5.8 million, consisting of a $6.3 million net non-cash deferred income tax benefit and the offsetting state, foreign and Federal alternative minimum tax expense of $564 thousand.

The Company has significant net operating loss carryforwards (“NOL’s”) for Federal and state income tax purposes. Until the third quarter of 2005, the Company had recorded a valuation allowance with respect to a portion of these NOL’s. As described in the discussion of the Company’s critical accounting policies contained in its 2005 Annual Report, the Company reviews on a quarterly basis its estimates of future taxable income over the period during which these NOL’s are scheduled to expire to determine the amount of valuation allowance necessary, if any. This review at the end of the third quarter of 2005 resulted in the elimination of the Company’s valuation allowance with respect to its NOL’s for Federal income tax purposes. Beginning with the fourth quarter of 2005, the Company began to record an expense for Federal income taxes in its quarterly financial statements, which results in recording income tax expenses at higher amounts than previously recorded by the Company. The Company, however, continues to offset its obligation to pay Federal income taxes with its Federal NOL’s which reduces the Company’s cash payments for income taxes substantially below the amount which the Company is required to record for its income tax expenses in its financial statements.

Index

Net Income. The resulting net income for the 2006 Quarter and 2006 Period was $1.6 million, or $0.04 per diluted share, and $6.1 million, or $0.14 per diluted share, respectively. Net income for the 2005 Quarter and 2005 Period was $7.9 million, or $0.18 per diluted share, and $12.2 million, or $0.27 per diluted share, respectively.

Liquidity and Capital Resources

As of September 30, 2006 and December 31, 2005, the Company’s cash and cash equivalents totaled $15.5 million and $14.8 million, respectively. The Company’s cash flow activity in the 2006 Period and 2005 Period was as follows (in thousands):

	Nine months ended September 30,
	2006	2005
Cash provided by operating activities	$8,316	$5,937
Cash used in investing activities	(4,027)	(644)
Cash used in financing activities	(3,954)	(5,058)

The Company’s principal sources of liquidity have been net cash from operating activities and borrowings under the Company’s Credit Agreement. The Company’s liquidity requirements arise primarily from the funding of the Company’s working capital needs, obligations incurred in connection with acquisitions of businesses and capital investment in property and equipment.

During the 2006 Period, the Company’s operating activities generated cash of approximately $8.3 million and consisted primarily of net income from operations, net of deferred income taxes, depreciation and amortization, of approximately $11.4 million, an increase in accounts payable of $732 thousand, an increase in accrued compensation of $1.5 million, an increase in other liabilities of $173 thousand and a decrease in prepaid expenses and other assets of $494 thousand. Offsetting these sources of cash were a $947 thousand increase in accounts receivable, net of allowances, and an increase of $4.8 million in inventories. The increase in inventories in the 2006 Period was due to certain purchasing strategies employed by the Company to ensure a continuous supply of certain inventory items as the Company seeks to transfer additional manufacturing processes offshore to the Dominican Republic and to China.

During the 2005 Period, the Company’s operating activities generated cash of $5.9 million and consisted primarily of net income from operations, net of deferred income taxes, depreciation and amortization, of approximately $8.2 million, a $2.1 million decrease in inventories and a $293 thousand increase in other liabilities. Offsetting these sources of cash were a $1.0 million increase in accounts receivable, net of allowances, a $1.1 million increase in prepaid expenses and other assets, a $1.9 million decrease in accounts payable, and decreases in accrued compensation and other liabilities of $419 thousand.

Cash used in investing activities in the 2006 Period totaled approximately $4.0 million as a result of cash consideration of approximately $2.3 million and $483 thousand for the Samco and Ceres Medical acquisitions, respectively, and purchases of capital property and equipment of $1.2 million. Investing activities in the 2005 Period used $644 thousand in cash which was the net effect of purchases of capital property and equipment of $859 thousand and proceeds from dispositions of approximately $215 thousand.

During the 2006 Period, financing activities used approximately $4.0 million in cash. Financing cash outflows in the 2006 Period included net repayments of borrowings under the Company’s Credit Agreement of $1.2 million, repayments of other long-term debt agreements of $343 thousand, a decrease in the Company’s bank overdraft of approximately $1.0 million and repurchases of treasury stock of approximately $2.0 million. Financing cash inflows included proceeds from the exercise of stock options and other stock issuances of $639 thousand. Cash used in financing activities for the 2005 Period of $5.1 million consisted of net repayments of borrowings under the Company’s Credit Agreement of $4.1 million, repayments of other long-term debt agreements of $369 thousand and a decrease in the Company’s bank overdraft of approximately $1.3 million, offset by approximately $674 thousand from the exercise of stock options and other stock issuances.

Index

Effective October 2, 2006, Microtek acquired Europlak, a surgeon-owned marketer of minimally invasive surgical products and devices primarily in urology, gastroenterology and related surgical specialties in France. The initial purchase price was approximately $6.4 million in cash, including certain acquisition costs. The terms of the related purchase agreement also provide for additional cash consideration up to approximately $12.4 million through 2021 if certain revenue hurdles, as defined in the agreement, are achieved.

The Company maintains a $23.5 million credit agreement (as amended to date, the “Credit Agreement”) with the JP Morgan Chase Bank (the “Bank”), consisting of a revolving credit facility maturing on June 30, 2008. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. There were no outstanding borrowings under the revolving credit facility at September 30, 2006. Outstanding borrowings under the revolving credit facility totaled $1.2 million at December 31, 2005. As of September 30, 2006, the Company had total borrowing availability under the revolving facility of $17.1 million. As of November 6, 2006, the Company had no borrowings under the revolving facility and a total borrowing availability of approximately $17.5 million. Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (8.5% at November 6, 2006). At September 30, 2006, the Company was in compliance with its financial covenants under the Credit Agreement.

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

Recent Accounting Pronouncements

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, and related interpretations (collectively, “SFAS No. 123(R)”) to account for stock-based compensation using the modified prospective transition method and therefore will not restate its prior period results. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Specifically, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as previously required.

The Company’s initial adoption of SFAS No. 123(R)’s fair value method on January 1, 2006 did not have an impact on the Company’s results of operations or overall financial position. However, the future impact of the adoption of SFAS No. 123(R) on the Company’s results of operations cannot be predicted at this time because it will depend on levels of future grants of share-based payments.

Index

Pursuant to SFAS No. 123(R)’s modified prospective transition method, the Company recognizes stock-based compensation expense based on the grant-date fair value of any new share-based awards granted subsequent to December 31, 2005 that are expected to vest. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally commensurate with the vesting term. Compensation expense is recognized immediately for share-based awards that are fully vested on the date of the grant. During the three months ended September 30, 2006, there was no compensation expense recognized in the Company’s financial statements related to share-based awards. For the nine months ended September 30, 2006, compensation expense recognized in the Company’s financial statements related to share-based awards totaled approximately $19,000. For the three months and nine months ended September 30, 2006, the Company did not record any excess tax benefits generated from stock option exercises because of the Company’s significant net operating loss carryforwards for Federal income tax purposes.
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

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. The Company is currently evaluating the provisions of FIN 48, which is effective for fiscal years beginning after December 15, 2006.

Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the projected benefit obligation. Additionally, SFAS No. 158 requires an employer to measure the funded status of a plan as of the Company’s fiscal year-end, with limited exceptions, and expands financial statement disclosures. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006; however, the requirement to measure plan assets and benefit obligations as of the Company fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company currently expects to adopt all requirements of SFAS No. 158 with respect to its international defined benefit pension plan on December 31, 2006, except for the funded status measurement date requirement which will be adopted on December 31, 2008, as allowed under SFAS No. 158. The Company is currently evaluating the impact that the adoption of SFAS No. 158 will have on its consolidated financial statements, if any.

Index

Considering the Effects of Prior Year Financial Statement Misstatements. In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires companies to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material but are material under the guidance in SAB 108. The Company is currently evaluating the impact that the adoption of SAB 108 will have on its consolidated financial statements.

Forward Looking Statements

Statements made in this Quarterly Report include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the effect of newly issued accounting standards on the Company’s consolidated financial statements described in the notes to the unaudited condensed consolidated financial statements; the Company’s ability to grow its business by continually improving its existing capabilities and simultaneously developing and acquiring new business opportunities while maintaining its customer focus and providing the highest levels of customer support; the Company’s ability to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic and China; the Company’s expectation about the composition and amount of revenues to be received by the Company’s OTI division; the Company’s expectations concerning its future income tax expenses and income tax cash payments; the Company’s current expectation that cash and cash equivalents on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year; and the Company’s belief that changes made to the structure of certain intercompany transactions formerly denominated in other than an entity’s functional currency will significantly minimize the occurrence of foreign currency exchange losses arising from these transactions in future periods.

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

The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom, Netherlands, Malta and Germany are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments, net of applicable taxes, resulted in gains of $219 thousand and $1.0 million for the three months and nine months ended September 30, 2006, respectively. For the three months and nine months ended September 30, 2005, foreign currency translation adjustments, net of applicable taxes, resulted in losses of $120 thousand and $1.3 million, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in the results of operations as incurred. Included in the Company’s results of operations for three months and nine months ended September 30, 2005 were foreign currency exchange gains of approximately $7 thousand and foreign currency exchange losses of approximately $416 thousand, respectively, resulting from the translation of certain intercompany transactions of the Netherlands subsidiaries which were denominated in a currency other than the functional currency of those subsidiaries. The effect of foreign currency transactions was not material to the Company’s results of operations for the three months and nine months ended September 30, 2006. The Company believes that changes made to the structure of these intercompany transactions during the second quarter of 2005 will significantly minimize the occurrence of foreign currency exchange losses arising from the translation of these intercompany transactions in future periods.

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

The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not materially impact interest income accruing on these investments or, consequently, the Company’s operating results or cash flow. The Company's greatest sensitivity with respect to the general level of U.S. interest rates relates to the effect that changes in those rates have on the Company's interest expense. At September 30, 2006, the Company had repaid all of its borrowings under its Credit Agreement which bear interest at a floating rate approximating the prime rate. An increase or decrease in the Company's average interest rate of ten percent would have had an immaterial impact on the Company’s recorded interest expense during the three months and nine months ended September 30, 2006.

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

Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2000, the Board of Directors authorized the repurchase of up to five percent (5%) of the Company’s outstanding common stock from time to time in open market or private transactions. As amended most recently on August 25, 2006, the Company’s share repurchase program currently authorizes the repurchase of up to an aggregate of 4,000,000 shares over an indefinite period of time. As of September 30, 2006, the Company had repurchased 1,931,755 shares for an aggregate repurchase price of $4.8 million. The following table summarizes the Company’s share repurchases during the Company’s third quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans
July 1 to 31, 2006	-	$-	-	383,245
August 1 to 31, 2006	195,800	$3.53	195,800	2,187,445
September 1 to 30, 2006	119,200	$3.59	119,200	2,068,245
Total	315,000	$3.55	315,000	2,068,245

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

3.1(1)	Articles of Incorporation of Isolyser Company, Inc.

3.3(2)	Amended and Restated Bylaws of Microtek Medical Holdings, Inc.

4.1(3)	Specimen Certificate of Common Stock

4.2(4)	Second Amendment to Shareholder Protection Rights Agreement

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

(1)	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 18, 2006.

(3)	Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 25, 2006.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2006.

MICROTEK MEDICAL HOLDINGS, INC.

By: /s/ Dan R. Lee
Dan R. Lee
Chairman, President and Chief Executive Officer
(principal executive officer)

By: /s/ Roger G. Wilson
Roger G. Wilson
Chief Financial Officer
(principal financial officer)

Index