Form 10-Q
period 2007-03-31
MICROTEK MEDICAL HOLDINGS, INC
filed 2007-05-10
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	March 31, 2007	Commission File No. 0-24866

MICROTEK MEDICAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-1746149
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 4, 2007

Common Stock, $.001 par value	43,450,022

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended March 31, 2007 and March 31, 2006

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2007 and March 31, 2006

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

Assets	March 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$15,273	$17,059
Accounts receivable, net of allowances of $1,812 and $1,626, respectively	20,050	18,182
Other receivables	1,417	1,540
Inventories	37,736	35,654
Deferred income taxes	3,765	3,368
Prepaid expenses and other current assets	1,781	2,003
Total current assets	80,022	77,806

Property and equipment	32,660	32,189
Less accumulated depreciation	(24,690)	(24,181)
Property and equipment, net	7,970	8,008

Goodwill	34,815	34,803
Other intangible assets, net	12,831	12,204
Deferred income taxes	14,991	16,192
Other assets	6,976	7,153
Total assets	$157,605	$156,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,848	$11,735
Accrued expenses	5,365	6,672
Income taxes payable	446	353
Current portion of long-term debt	163	173
Total current liabilities	16,822	18,933

Long-term debt, excluding current portion	1,904	721
Deferred income taxes	639	769
Other long-term liabilities, excluding current portion	3,397	3,507
Total liabilities	22,762	23,930

Shareholders’ equity:
Common stock	46	45
Additional paid-in capital	219,642	218,759
Accumulated deficit	(79,773)	(81,859)
Accumulated other comprehensive income, net of income taxes of ($188) and ($178), respectively	893	733
	140,808	137,678
Treasury shares, at cost	(5,965)	(5,442)
Total shareholders’ equity	134,843	132,236
Total liabilities and shareholders’ equity	$157,605	$156,166

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands)

	Three months ended
	March 31, 2007	March 31, 2006

Net revenues	$37,176	$33,683
Cost of goods sold	21,684	20,045
Gross profit	15,492	13,638

Operating expenses:
Selling, general and administrative	12,117	9,957
Research and development	392	144
Amortization of intangibles	307	214
Total operating expenses	12,816	10,315

Income from operations	2,676	3,323

Interest income	111	94
Interest expense	(16)	(11)
Equity in earnings of investee	32	33
Foreign currency exchange gain	95	-
Income before income taxes	2,898	3,439

Income tax expense	812	1,189

Net income	$2,086	$2,250

Other comprehensive income:
Foreign currency translation gain, net of income taxes of ($7) and ($21), respectively	157	359
Unrealized gain on available for sale securities, net of income taxes of ($3) and ($4), respectively	3	6

Comprehensive income	$2,246	$2,615

Net income per common share - Basic and Diluted	$0.05	$0.05

Weighted average number of common shares outstanding:
Basic	43,398	43,672
Diluted	44,699	44,649

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Three months ended	Three months ended
	March, 31 2007	March 31, 2006
Cash flows from operating activities:
Net income	$2,086	$2,250
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	504	518
Amortization of intangibles	307	214
Provision for doubtful accounts	194	146
Deferred income taxes	665	1,009
Equity in earnings of investee	(32)	(33)
Changes in operating assets and liabilities, net of acquisitions	(1,933)	249
Net cash provided by operating activities	1,791	4,353

Cash flows from investing activities:
Purchase of and deposits for property and equipment	(448)	(470)
Acquisition of Samco, net of cash acquired	-	(2,071)
Acquisition of Europlak, net of cash acquired	(96)	-
Acquisition of Eurobiopsy, net of cash acquired	(106)	-
Net cash used in investing activities	(650)	(2,541)

Cash flows from financing activities:
Borrowings under line of credit agreement	30,774	30,154
Repayments under line of credit agreement	(29,567)	(31,385)
Changes in bank overdraft	(4,235)	(981)
Repayments under notes payable	(44)	(123)
Proceeds from exercise of stock options	411	30
Repurchase of treasury stock	(523)	-
Proceeds from issuance of common stock	473	343
Net cash used in financing activities	(2,711)	(1,962)

Effect of exchange rate changes on cash	(216)	126
Net decrease in cash and cash equivalents	(1,786)	(24)
Cash and cash equivalents at beginning of period	17,059	14,765
Cash and cash equivalents at end of period	$15,273	$14,741

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for the interim periods are not necessarily indicative of results to be expected for the full year. The unaudited condensed consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”).

2.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 are those that depend most heavily on these judgments and estimates. During the three months ended March 31, 2007, there have been no material changes to any of the Company’s critical accounting policies.

3.   NEWLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. The Company’s adoption of the provisions of FIN 48 on January 1, 2007 had no impact on the Company’s consolidated financial statements. The Company examined its tax positions for all open tax years through December 31, 2006 and the full benefit of each tax position has been recognized in the financial statements in accordance with FIN 48. On any future tax positions, the Company intends to record interest and penalties, if any, as a component of interest expense and general and administrative expenses, respectively. The Company’s tax years are open for U.S. Federal purposes from 2003 through 2006. Certain U.S. state tax years remain open for 2002 and 2006 filings. International statutes vary widely and the open years range from 2004 through 2006. Taxing authorities have the ability to review prior tax years to the extent of net operating loss and tax credit carryforwards to open tax years.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income to the extent that those changes are not included in the net periodic cost. The funded status of a defined benefit pension plan is measured as the difference between the fair value of plan assets and the projected benefit obligation under the plan. Additionally, SFAS No. 158 requires companies to measure the funded status of a plan as of the company’s fiscal year-end, with limited exceptions, and expands financial statement disclosures. The Company adopted all requirements of SFAS No. 158 with respect to its international defined benefit pension plan on December 31, 2006, except for the funded status measurement date requirement which will be adopted on December 31, 2008, as allowed under SFAS No. 158.

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity to irrevocably elect to report selected financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election may be applied on an instrument-by-instrument basis. SFAS No. 159 also establishes additional presentation and disclosure requirements for items measured using the fair value option. SFAS No. 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated results of operations and financial position.

4.   STOCK-BASED COMPENSATION

The Company follows the provisions of SFAS No. 123(R), Share-Based Payment, and related interpretations (collectively, “SFAS No. 123(R)”) to account for stock-based compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Specifically, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as previously required.

Pursuant to SFAS No. 123(R), the Company recognizes stock-based compensation expense based on the grant-date fair value of its share-based awards granted subsequent to December 31, 2005 that are expected to vest. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally commensurate with the vesting term. Compensation expense is recognized immediately for share-based awards that are fully vested on the date of the grant. During the three months ended March 31, 2007 and 2006, there were no stock option grants issued and no compensation expense recognized in the Company’s financial statements related to share-based awards. For the three months ended March 31, 2007 and 2006, the Company did not record any excess tax benefits generated from stock option exercises because of the Company’s significant net operating loss carryforwards for Federal income tax purposes.

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

Stock-Based Employee Compensation Plans. At March 31, 2007, the Company has two stock-based employee compensation plans: the 1992 Stock Option Plan (the “1992 Plan”) and the 1999 Stock Option Plan (the “1999 Plan”).

The 1992 Plan was adopted on April 28, 1992 and, as amended, authorized the issuance of up to 4,800,000 shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options and/or alternate rights. An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company’s common stock from the alternate right grant date to the exercise date. Options and/or rights under the 1992 Plan were granted through April 27, 2002 at prices not less than 100 percent of the market value at the date of grant. Options and/or rights become exercisable based upon a vesting schedule determined by the 1992 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the 1992 Plan Committee. At March 31, 2007, currently exercisable options for 745,337 shares were outstanding under the 1992 Plan. There were no alternate rights issued under the 1992 Plan. The expiration of the 1992 Plan on April 27, 2002 does not affect options currently outstanding.

The 1999 Plan was approved by the shareholders on May 27, 1999, and as amended on May 19, 2004, authorizes the issuance of up to 5,345,000 shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options, stock appreciation rights (“SARs”) and other stock awards (collectively, “Stock Awards”). Stock Awards under the 1999 Plan may be granted at prices not less than 100 percent of the market value at the date of grant. Options and/or SARs become exercisable based upon a vesting schedule determined by the 1999 Plan Committee and become fully exercisable upon a change in control, as defined. Options expire not more than ten years from the date of grant and SARs and other stock awards expire at the discretion of the 1999 Plan Committee. The 1999 Plan is unlimited in duration. At March 31, 2007, currently exercisable options for 3,037,500 shares were outstanding under the 1999 Plan.

At March 31, 2007, there were 1,607,100 shares available for future grants under the Company’s stock option plans.

A summary of option activity during the three months ended March 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding and Exercisable - December 31, 2006	3,990,806	$2.97
Granted	-	-
Exercised	(171,969)	2.38
Canceled	(36,000)	4.69
Outstanding and Exercisable - March 31, 2007	3,782,837	$2.98

The following table summarizes information pertaining to options outstanding and exercisable at March 31, 2007:

Range of Exercise Prices	Number Outstanding and Exercisable	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.72 - $1.50	400,011	4.0	$ 1.35
$1.66 - $2.28	1,272,581	4.3	1.96
$2.35 - $3.59	546,745	4.9	2.96
$3.60 - $3.99	784,000	7.1	3.72
$4.00 - $5.02	779,500	6.6	4.77
	3,782,837	5.4	$ 2.98

The aggregate intrinsic value of options outstanding and exercisable was approximately $10.9 million at March 31, 2007. There were 171,969 options and 35,000 options exercised during the three months ended March 31, 2007 and 2006, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was approximately $351,000 and $92,000, respectively, as determined as of the date of exercise. Cash received from option exercises during the three months ended March 31, 2007 and 2006 totaled approximately $411,000 and $30,000, respectively.

Employee Stock Purchase Plan. In March 1999, the Company adopted an Employee Stock Purchase Plan (the “1999 ESPP”) which authorizes the issuance of up to 700,000 shares of common stock. Under the 1999 ESPP, eligible employees may contribute up to ten percent of their compensation toward the purchase of common stock at each year-end. The employee purchase price is derived from a formula based on fair market value of the Company’s common stock. Compensation cost associated with the rights granted under the 1999 ESPP is estimated based on fair market value. At March 31, 2007 and December 31, 2006, there were 104,633 shares available for future issuance under the 1999 ESPP.

5.   STOCK REPURCHASE PROGRAM

In August 2006, the Board of Directors amended the Company’s existing stock repurchase program to authorize the repurchase of an aggregate of 4.0 million shares over an indefinite period, including approximately 1.7 million shares previously repurchased under the program. During the three months ended March 31, 2007, the Company repurchased 119,100 shares under this program for approximately $523,000, at an average repurchase price of approximately $4.39 per share. There were no shares repurchased under this program during the three months ended March 31, 2006. As of March 31, 2007, the Company had repurchased approximately 2.1 million shares for an aggregate repurchase price of approximately $5.5 million.

6.   ACQUISITIONS

Each of the following described acquisitions was accounted for as a business combination in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations related to the acquired assets have been included in the accompanying consolidated financial statements from their respective acquisition date.

Effective March 1, 2006, Microtek acquired KMMS Holdings, Ltd. and its European manufacturing and distribution operations (collectively, “Samco”) for approximately $2.3 million in cash, including acquisition costs. The purchase price allocation was finalized during the quarter ended March 31, 2007, and based on estimated fair values, is as follows (in thousands):

Purchase consideration in cash		$2,256
Allocated to:
Accounts receivable	$347
Inventories	787
Property and equipment	273
Identifiable intangible assets	739
Accounts payable and other accrued liabilities	(628)
Total allocation		1,518
Goodwill		$738

Identifiable intangible assets related to the Samco acquisition include customer lists of approximately $429,000 (useful life of approximately nine years), a non-compete agreement of $155,000 (useful life of five years), trade name of $52,000 (useful life of 15 years) and other intangible assets of approximately $103,000 (useful life of five years).

Effective July 1, 2006, Microtek acquired substantially all of the assets of Ceres Medical, LLC (Ceres Medical), a marketer of a small line of products sold primarily to cardiology and interventional radiology specialties. Based on estimated fair values, the purchase price of approximately $492,000 in cash, including certain acquisition costs, has been preliminarily allocated to the assets acquired and liabilities assumed as follows (in thousands):

Purchase consideration in cash		$492
Allocated to:
Accounts receivable	$46
Inventories	46
Property and equipment	6
Identifiable intangible assets	176
Accounts payable and other accrued liabilities	(47)
Total allocation		227
Goodwill		$265

Identifiable intangible assets related to the Ceres Medical acquisition include customer lists of $72,000 (useful life of five years) and a non-compete agreement for $104,000 (useful life of five years). The terms of the related purchase agreement also provide for additional cash consideration up to $550,000 if future contribution margins from the acquired product line exceed certain levels, as defined in the agreement, through 2011. The additional consideration will be recorded when it is determinable that the payment of such amounts is probable and is expected to result in additional goodwill.

Microtek acquired all of the stock of Europlak, a surgeon-owned marketer of minimally invasive surgical products and devices primarily in urology, gastroenterology and related surgical specialties, and all of the stock of Eurobiopsy, a company focused on the design, development, manufacture and commercialization of a line of endoscope biopsy forceps, on October 2, 2006 and December 15, 2006, respectively. Both of these companies are located in France and currently generate substantially all of their revenues from French customers. The combined purchase price of approximately $7.0 million in cash, including certain acquisition costs, is expected to be allocated to the assets acquired and liabilities assumed, primarily accounts receivable, inventories, identifiable intangibles, accounts payable, other accrued liabilities and notes payable, based on the respective estimated fair values of those assets and liabilities, with the excess allocated to goodwill. The terms of the Europlak agreement also provide for additional cash consideration up to approximately $12.4 million through 2021 if certain revenue hurdles, as defined in the agreement, are achieved. The additional consideration will be recorded when it is determinable that the payment of such amounts is probable and is expected to result in additional goodwill.

The Company is currently evaluating the fair value of the assets acquired in the Ceres Medical, Europlak and Eurobiopsy acquisitions, principally other identifiable intangible assets and goodwill. The preliminary allocations of the total purchase price for each of these acquisitions are subject to revision in 2007 based on the final determination of these fair values.

The following unaudited pro forma financial information for the three months ended March 31, 2007 and 2006 reflect the Company’s results of operations as if these acquisitions had been completed on January 1, 2006 (in thousands, except per share data):

	Three months ended March 31
	2007	2006
Net revenues	$37,176	$36,099
Net income	$2,086	$2,386
Net income per share - basic and diluted	$0.05	$0.05

The pro forma financial information above is based on estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the operating results that would have occurred if the Ceres Medical, Europlak and Eurobiopsy acquisitions had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

7.   LICENSE AGREEMENT

In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to Eastern Technologies, Inc. (“ETI”) a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and homeland security industry, and for certain other industrial applications. Under the terms of the License Agreement, the Company will receive license royalties equal to $75,000 per quarter for the first three years of the agreement. Thereafter and generally until the expiration of the underlying patents related to the products or services generating the subject royalties, the Company will receive license royalties equal to the greater of: (i) generally 5% of net sales, as defined in the agreement, or (ii) $300,000 per year. The royalty rate is subject to downward adjustment in certain events with respect to net sales of certain products. The Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company agreed to provide certain sourcing and supply chain management services to ETI, and ETI agreed to purchase a total of approximately $4.8 million of inventory over the term of the Supply Agreement. For these services, the Company will receive management fees totaling $2.7 million, $600,000 of which was received at the signing of the Supply Agreement and the remainder of which are payable in quarterly installments of $175,000 beginning December 31, 2004 and continuing until September 30, 2007. The cash payment of $600,000 was recorded as deferred revenue (included in accrued expenses, a current liability) upon receipt. This amount, together with all future management fees collected from ETI, was recognized into income ratably over the term of the Supply Agreement as nuclear finished goods inventories on hand were sold to ETI. At March, 31, 2007, the nuclear finished goods inventories were fully depleted, and the Company had fulfilled all of its responsibilities to ETI under the Supply Agreement. At March 31, 2007 and December 31, 2006, amounts recognized into income exceeded cash receipts from ETI by approximately $350,000 and $294,000, respectively, which amounts were recorded in the accompanying unaudited condensed consolidated balance sheet in prepaid expenses and other current assets.

8.   SALE OF INVENTORIES TO RELATED PARTY

In September 2004, the Company entered into an agreement with Global Resources International, Inc. (“GRI”), a related party as described in Note 9 below, for the sale of certain of its raw material inventories used in the manufacture of finished goods for sale to the nuclear industry. At closing, the Company received cash proceeds of $200,000 and a promissory note in the amount of $1.051 million. The promissory note, including interest at 5%, was repaid ratably as the raw material inventories purchased by GRI in the transaction were consumed by GRI. The final note payment was received in August 2006. The total gain on the sale of these raw material inventories approximated $467,000. Of this total gain, approximately $91,000, an amount commensurate with the Company’s relative ownership interest in GRI, was deferred and recognized into income as the raw material inventories purchased by GRI in the transaction were sold by GRI. All of the deferred gain on this transaction was fully recognized into income during the third quarter of 2006.

9.   INVESTMENT IN AFFILIATED COMPANY

In May 2000, the Company and certain of its affiliates and employees organized GRI. From its manufacturing facilities located in China, GRI provides certain material sourcing and manufacturing of various Microtek’s products where such supply arrangements are advantageous to Microtek based on favorable pricing and other considerations. The Company and a non-executive member of the Company’s management own 19.5 percent and 30 percent, respectively, of GRI. Accordingly, the Company accounts for its investment in GRI under the equity method. The Company’s investment in GRI was approximately $783,000 and $751,000 at March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007 and 2006, the Company recorded income of $32,000 and $33,000, respectively, related to this investment.

10.  INVENTORIES

Inventories are stated at the lower of cost or market. The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories. Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale. Inventories are summarized by major classification at March 31, 2007 and December 31, 2006 as follows (in thousands):

	March 31, 2007	December 31, 2006

Raw materials	$14,995	$13,317
Work-in-progress	1,890	1,397
Finished goods	20,851	20,940
Total inventories	$37,736	$35,654

11.   LONG-TERM DEBT

The Credit Agreement. The Company maintains a credit agreement with a Bank (the “Credit Agreement”). As amended to date, the Credit Agreement provides for a $23.5 million revolving credit facility, which matures on June 30, 2008. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (8.5% at March 31, 2007). Borrowing availability under the revolving facility at March 31, 2007 and December 31, 2006 totaled $17.5 million and $17.4 million, respectively. Outstanding borrowings under the revolving credit facility totaled $1.2 million at March 31, 2007. There were no outstanding borrowings under the revolving credit facility as of December 31, 2006. Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness. In addition, the Company is not permitted to pay any dividends. At March 31, 2007 and December 31, 2006, the Company was in compliance with its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit. There were no outstanding letters of credit at March 31, 2007 or December 31, 2006. The Credit Agreement also provides for a fee of 0.3% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt. The Company is obligated under a long-term lease arrangement which totaled $15,000 and $19,000 at March 31, 2007 and December 31, 2006, respectively. In addition, as a result of the Company’s Europlak and Eurobiopsy acquisitions in October and December 2006, respectively, the Company assumed two notes payable to banks with amounts outstanding at March 31, 2007 of approximately $817,000 and $28,000, respectively, and $836,000 and $39,000, respectively, at December 31, 2006. The first of these notes payable bears interest at 4.25 percent and is payable in monthly installments of principal and interest through March 2013. The second note payable arrangement bears interest at a floating rate (approximately 5.1 percent at March 31, 2007) and matures in November 2007.

The carrying value of long-term debt at March 31, 2007 and December 31, 2006 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

12.  EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the income statement for entities with complex capital structures. Basic per share income is computed using the weighted average number of common shares outstanding for the period. Diluted per share income is computed including the dilutive effect of all contingently issuable shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common shares at market value. The number of shares remaining after the exercise proceeds are exhausted represents the potentially dilutive effect of the options. The following table reflects the weighted average number of shares used to calculate basic and diluted earnings per share for the periods presented (in thousands):

	Three months ended March 31,
	2007	2006
Basic Shares	43,398	43,672
Dilutive Shares (due to stock options)	1,301	977
Diluted Shares	44,699	44,649

For the three months ended March 31, 2007, options to purchase 690,500 shares were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For the three months ended March 31, 2006, there were 1,859,000 antidilutive shares.

13.   GEOGRAPHIC CONCENTRATIONS

A significant portion of the Company’s products are manufactured at its facilities in the Dominican Republic, Mexico, the Netherlands, Malta, France or at GRI’s facilities in China. Included in the Company’s consolidated balance sheet at March 31, 2007 and December 31, 2006 are the net assets of the Company’s sales, manufacturing and distribution facilities located in the United Kingdom and the Dominican Republic which totaled $19.9 million and $17.5 million, respectively. Additionally, at March 31, 2007 and December 31, 2006, the net assets of the Company’s sales, manufacturing and distribution operations in the Netherlands, Malta, Germany and France totaled $29.8 million and $28.4 million, respectively. The Company’s Dominican Republic and Mexico facilities are engaged in manufacturing operations only and do not sell products to external customers.

Total international sales by the Company were $10.6 million for the three months ended March 31, 2007, and $8.8 million for the three months ended March 31, 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company conducts substantially all of its operations through its subsidiary, Microtek Medical, Inc. (“Microtek”). OREX Technologies International (“OTI”), a division of the Company, was previously focused on the commercialization of the Company's OREX degradable products and disposal technologies to the nuclear power generating industry until this business was licensed to a third party in September 2004.

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

In September 2004, the Company entered into an agreement (the “License Agreement”) with Eastern Technologies, Inc. (“ETI”) which grants to ETI a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and the homeland security industry and for certain other industrial applications. Concurrent with the signing of the License Agreement, the Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company has agreed to provide certain sourcing and supply chain management services and to sell a total of approximately $4.8 million of inventory to ETI over the term of the Supply Agreement. The Company’s responsibilities to ETI under the Supply Agreement were fulfilled during the first quarter of 2007. Except for activities under the License Agreement, the Company is not actively engaged in any business development efforts associated with the Company’s OREX products and processing technologies.

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

Results of Operations

The following tables set forth certain unaudited income statement data, including amounts expressed as a percentage of net revenues, for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31, 2007		Three months ended March 31, 2006
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$37,176	100.0%	$33,683	100.0%
Gross profit	15,492	41.7%	13,638	40.5%
Operating expenses	12,816	34.5%	10,315	30.6%
Income from operations	2,676	7.2%	3,323	9.9%
Net income	2,086	5.6%	2,250	6.7%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Revenues. Consolidated net revenues for the three months ended March 31, 2007 (the “2007 Quarter”) of $37.2 million increased by approximately $3.5 million, or 10.4 percent, over consolidated net revenues of $33.7 million reported for the three months ended March 31, 2006 (the “2006 Quarter”).

For the 2007 Quarter, Microtek’s net revenues totaled $36.6 million, an increase of $3.2 million, or 9.4 percent, over net revenues of $33.4 million reported in the 2006 Quarter.

The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues for the 2007 Quarter and 2006 Quarter (in millions):

	Three months ended March 31, 2007		Three months ended March 31, 2006
	Amount	% of Total	Amount	% of Total
Domestic	$26.0	71.2%	$24.6	73.7%
International	10.6	28.8%	8.8	26.3%
Total	$36.6	100.0%	$33.4	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories: domestic branded and contract manufacturing (commonly referred to as OEM). Domestic branded revenues were 68.6 percent and OEM revenues were 31.4 percent of total domestic revenues in the 2007 Quarter, as compared to 64.6 percent and 35.4 percent, respectively, in the 2006 Quarter. Included in the Company’s OEM revenues are sales of products to “non-branded” or private label customers.

Domestic branded revenues in the 2007 Quarter increased by $1.9 million, or 12.2 percent, as compared to the 2006 Quarter. This increase is primarily the result of a $1.0 million, or 11.7 percent, increase in specialty product revenues (which includes Microtek’s CleanOp product sales and its specialty procedure patient drapes) and an increase of approximately $700 thousand, or 9.9 percent, in the Company’s core equipment draping revenues in the 2007 Quarter. Additionally, the Company’s surgical product offerings in orthopedics and cardiology (primarily as a result of the Ceres acquisition) increased by approximately $200 thousand. For the 2007 Quarter, OEM revenues decreased by $544 thousand, or 6.2 percent, primarily as a result of lower contract manufacturing and woundcare revenues, as compared to the 2006 Quarter. OEM revenues can be volatile as they are heavily dependent on the buying patterns of the Company’s OEM partners. Overall, Microtek’s total domestic revenues in the 2007 Quarter increased by approximately $1.4 million, or 5.7 percent, from the 2006 Quarter.

Microtek’s international net revenues for the 2007 Quarter increased by approximately $1.8 million, or 20.1 percent, over the 2006 Quarter, primarily as a result of approximately $1.6 million in increased revenues attributable to the March 2006 acquisition of Samco and the acquisition of Europlak and Eurobiopsy in October 2006 and December 2006, respectively, and an increase in revenues of approximately $200 thousand in the Company’s businesses based in the United Kingdom, the Netherlands and the rest of the world.

OTI’s net revenues, consisting primarily of sales of finished goods inventories to ETI and royalties under the license agreement of $75 thousand per quarter, totaled $626 thousand and $287 thousand in the 2007 Quarter and 2006 Quarter, respectively. As of March 31, 2007, the Company’s OTI finished goods inventories have been fully depleted. Pursuant to the Company’s September 2004 licensing agreement with ETI, the Company expects that OTI division revenues in the second and third quarter of 2007 will consist of license royalties totaling $75 thousand per quarter, and thereafter will include license royalties equal to the greater of: (i) generally 5% of ETI’s net sales, as defined in the agreement, or (ii) $300,000 per year.

Gross Margin. The Company’s gross profit was $15.5 million, or 41.7 percent of net revenues, in the 2007 Quarter, as compared to $13.6 million, or 40.5 percent of net revenues, for the 2006 Quarter. The Company attributes the improvement in its gross margins in the 2007 Quarter to leverage from additional sales volume, favorable changes in the Company’s sales mix, particularly the increase in the Company’s higher margin domestic branded revenues, contribution from certain higher margin international product lines acquired in 2006 and recent manufacturing cost initiatives.

Operating Expenses. Operating expenses for the 2007 Quarter of $12.8 million represented 34.5 percent of net revenues, as compared to operating expenses of $10.3 million, or 30.6 percent of net revenues, in the 2006 Quarter.

Selling, general and administrative (“SG&A”) expenses in the 2007 Quarter were $12.1 million, as compared to $10.0 million in the 2006 Quarter. As a percentage of net revenues, the Company’s SG&A expenses were 32.6 percent in the 2007 Quarter and 29.6 percent in the 2006 Quarter.

For the 2007 Quarter, domestic SG&A expenses increased $1.1 million as a result of a $470 thousand increase in sales and marketing expenses (primarily salaries and benefits, direct hiring and training expenses for new sales personnel, sales fees and travel and related expenses), a $151 thousand increase in distribution expenses (primarily variable distribution freight) and a $440 thousand increase in general and administrative expenses (primarily general and administrative salaries and benefits and professional fees).

For the 2007 Quarter, SG&A expenses of the Company’s Netherlands, Malta, Germany and France operations increased approximately $1.1 million, primarily as a result of approximately $812 thousand in SG&A expenses related to Europlak and Eurobiopsy businesses which were acquired in October 2006 and December 2006, respectively, approximately $229 thousand in incremental SG&A expenses related to the Samco acquisition which was completed in March 2006, and additional investments in the Company’s sales, marketing and administrative infrastructure in the Netherlands.

Research and development expenses of $392 thousand for the 2007 Quarter increased from $144 thousand in the 2006 Quarter primarily as a result of the Company’s research and development activities related to the Europlak and Eurobiopsy businesses acquired in the fourth quarter of 2006 and to Microtek’s ongoing research and development efforts which center on new product development, as well as product enhancements and product line extensions.

Amortization of intangibles in the 2007 Quarter and 2006 Quarter was $307 thousand and $214 thousand, respectively. The increase in amortization expense is associated primarily with intangibles acquired in the Samco, Ceres Medical, Europlak and Eurobiopsy transactions completed in 2006.

Income from Operations. Income from operations for the 2007 Quarter was $2.7 million, or 7.2 percent of net revenues, versus $3.3 million, or 9.9 percent of net revenues, in the 2006 Quarter.

Interest Expense and Interest Income. Interest expense for the 2007 Quarter of $16 thousand increased from $11 thousand in the 2006 Quarter as a result of higher average borrowings under the Company’s Credit Agreement. Interest income of $111 thousand in the 2007 Quarter increased from $94 thousand in the 2006 Quarter primarily as a result of higher interest rates applicable to the Company’s cash and cash equivalents and higher average cash and cash equivalent balances.

Other Income/Expense, Net. Other income and expense include the Company’s equity in earnings of its investee, GRI, and foreign currency exchange gains and losses resulting from the translation of certain intercompany transactions of the Company’s Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries. The Company recorded foreign currency exchange gains of approximately $95 thousand in the 2007 Quarter. There were no such foreign currency exchange gains or losses recorded in the 2006 Quarter. In the 2007 Quarter and the 2006 Quarter, the Company’s equity in earnings of its investee, GRI, were $32 thousand and $33 thousand, respectively.

Income Taxes. The Company’s provision for income taxes in the 2007 Quarter and 2006 Quarter reflects income tax expense of $812 thousand and $1.2 million, respectively, consisting of current and deferred Federal, state and foreign income tax expense. The Company’s effective tax rate declined during the 2007 Quarter to approximately 28 percent of the Company’s income before income taxes as a result of changes in mix of the Company’s earnings and losses in foreign tax jurisdictions when compared to the 2006 Quarter.

Net Income. The resulting net income for the 2007 Quarter and 2006 Quarter was $2.1 million, or $0.05 per diluted share, and $2.3 million, or $0.05 per diluted share, respectively.

Liquidity and Capital Resources

As of March 31, 2007 and December 31, 2006, the Company’s cash and cash equivalents totaled $15.3 million and $17.1 million, respectively. The Company’s cash flow activity in the 2007 Quarter and 2006 Quarter was as follows (in thousands):

	Three months ended March 31
	2007	2006
Cash provided by operating activities	$1,791	$4,353
Cash used in investing activities	(650)	(2,541)
Cash used in financing activities	(2,711)	(1,962)

The Company’s principal sources of liquidity have been net cash from operating activities and borrowings under the Company’s Credit Agreement. The Company’s liquidity requirements arise primarily from the funding of the Company’s working capital needs, obligations incurred in connection with acquisitions of businesses and capital investment in property and equipment.

During the 2007 Quarter, the Company’s operating activities generated cash of approximately $1.8 million as a result of net income from operations, net of deferred income taxes, depreciation and amortization, of $3.6 million and a $3.4 million increase in accounts payable, offset by other working capital management requirements, including an increase in receivables and inventory of $1.5 million and $2.0 million, respectively, an increase in other current and long term assets of $400 thousand, and a decrease in accrued expenses and other liabilities of $1.3 million (principally a decrease in accrued compensation of $1.1 million). The Company’s receivables and inventory have increased as a result of the Company’s expanding operations and, with respect to inventories, the impact of certain purchasing strategies to ensure a continuous supply of certain inventory items as the Company seeks to transfer additional manufacturing processes offshore to the Dominican Republic and to China.

During the 2006 Quarter, the Company’s operating activities generated cash of approximately $4.4 million and consisted primarily of net income from operations, net of deferred income taxes, depreciation and amortization, of $4.0 million, a $963 thousand decrease in accounts receivable, a decrease in other current and long-term assets of $361 thousand, an increase in accounts payable of $2.3 million, and an increase in accrued liabilities of $562 thousand. Offsetting these sources of cash in the 2006 Quarter was an increase in inventories of $3.6 million and a decrease in other liabilities of $207 thousand.

Cash used in investing activities in the 2007 Quarter totaled $650 thousand as a result of additional cash consideration of $96 thousand and $106 thousand paid with respect to the Europlak and Eurobiopsy acquisitions, respectively, and purchases of capital property and equipment of $448 thousand. Investing activities in the 2006 Quarter of $2.5 million included cash consideration of approximately $2.1 million for the Samco acquisition and purchases of capital property and equipment of $470 thousand.

During the 2007 Quarter, financing activities used approximately $2.7 million in cash. Financing cash outflows in the 2007 Quarter included a decrease in the Company’s bank overdraft of approximately $4.2 million, repayments of long-term debt obligations of $44 thousand, and repurchases of treasury stock of $523 thousand. Financing cash inflows included borrowing under the Company’s Credit Agreement of $1.2 million and proceeds from the exercise of stock options and other stock issuances of $884 thousand. Cash used in financing activities for the 2006 Quarter of $2.0 million included net repayments of borrowings under the Company’s Credit Agreement of $1.2 million, repayments of other long-term debt agreements of $123 thousand and a decrease in the Company’s bank overdraft of approximately $981 thousand, offset by $373 thousand from the exercise of stock options and other stock issuances.

The Company maintains a $23.5 million credit agreement (as amended to date, the “Credit Agreement”) with the JP Morgan Chase Bank (the “Bank”), consisting of a revolving credit facility maturing on June 30, 2008. Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement. Outstanding borrowings under the revolving credit facility totaled $1.2 million at March 31, 2007. There were no outstanding borrowings under the revolving credit facility at December 31, 2006. As of March 31, 2007, the Company had total borrowing availability under the revolving facility of $17.5 million. As of May 4, 2007, the Company had a total borrowing availability of approximately $18.4 million and outstanding borrowings under the facility of $1.2 million. Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (8.5% at May 4, 2007). At March 31, 2007, the Company was in compliance with its financial covenants under the Credit Agreement.

Based on its current business plan, the Company expects that cash and cash equivalents on hand, the Company’s credit facility, as amended, and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year. However, currently unforeseen future developments, potential acquisitions and increased working capital requirements may require additional debt financing or issuance of common stock in 2007 and subsequent years.

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

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. The Company’s adoption of the provisions of FIN 48 on January 1, 2007 had no impact on the Company’s consolidated financial statements. The Company examined its tax positions for all open tax years through December 31, 2006 and the full benefit of each tax position has been recognized in the financial statements in accordance with FIN 48. On any future tax positions, the Company intends to record interest and penalties, if any, as a component of interest expense and general and administrative expenses, respectively. The Company’s tax years are open for U.S. Federal purposes from 2003 through 2006. Certain U.S. state tax years remain open for 2002 and 2006 filings. International statutes vary widely and the open years range from 2003 through 2006. Taxing authorities have the ability to review prior tax years to the extent of net operating loss and tax credit carryforwards to open tax years.

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

Fair Value Option for Financial Assets and Financial Liabilities. On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity to irrevocably elect to report selected financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election may be applied on an instrument-by-instrument basis. SFAS No. 159 also establishes additional presentation and disclosure requirements for items measured using the fair value option. SFAS No. 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated results of operations and financial position.

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

The Company’s actual results could differ materially from such forward-looking statements and such results will be affected by risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission. These risks include, without limitation, the following: low barriers to entry for competitive products could cause the Company to reduce the prices for its products or lose customers; large purchasers of the Company’s products regularly negotiate for reductions in prices for the Company’s products, which may reduce the Company’s profits; because a few distributors control much of the delivery of hospital supplies to hospitals, the Company relies significantly on these distributors in connection with the sale of the Company’s branded products; the Company’s relatively small sales and marketing force may place the Company at a competitive disadvantage to its competition; the Company’s contract manufacturing division relies upon a small number of customers, the loss of any of which could have a material adverse impact on the Company; the inability of the Company to complete acquisitions of businesses at an attractive cost could adversely affect the Company’s growth; if the Company is successful in acquiring businesses, the failure to successfully integrate those businesses could adversely affect the Company; the Company’s growing international operations subject the Company’s operating results to numerous additional risks; markets in which the Company competes are highly competitive, which may adversely affect the Company’s growth and operating results; the Company’s products are subject to extensive governmental regulations, compliance or non-compliance with which could adversely affect the Company; the Company’s strategies to protect its proprietary assets may be ineffective, allowing increased competition with the Company; fluctuations in the value of the dollar against foreign currencies have in the past and may in the future adversely affect the Company’s operating results; and the Company’s expenses for raw materials and product distribution are adversely affected by increases in the price for petroleum. The Company does not undertake to update its forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates.

The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom, the Netherlands, Malta, Germany and France are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments, net of applicable taxes, resulted in gains of $157 thousand and $359 thousand for the three months ended March 31, 2007 and 2006, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in the results of operations as incurred. Included in the Company’s results of operations for three months ended March 31, 2007 were foreign currency exchange gains of approximately $95 thousand resulting from the translation of certain intercompany transactions of the Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries. There were no such foreign currency exchange gains or losses recorded for the three months ended March 31, 2006.

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

The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less. As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not materially impact interest income accruing on these investments or, consequently, the Company’s operating results or cash flow. The Company's greatest sensitivity with respect to the general level of U.S. interest rates relates to the effect that changes in those rates have on the Company's interest expense. At March 31, 2007, the Company had long-term debt totaling $1.2 million that bears interest at a floating rate approximating the Prime Rate. An increase or decrease in the Company's average interest rate of ten percent would have had an immaterial impact on the Company’s recorded interest expense during the three months ended March 31, 2007.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

See the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2000, the Board of Directors authorized the repurchase of up to five percent (5%) of the Company’s outstanding common stock from time to time in open market or private transactions. As amended to date, the Company’s share repurchase program authorizes the repurchase of up to an aggregate of 4,000,000 shares over an indefinite period. As of March 31, 2007, the Company had repurchased 2,103,355 shares for an aggregate repurchase price of $5.5 million, at an average repurchase price of approximately $2.63 per share. The following table summarizes the Company’s share repurchases during the Company’s first quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans
January 1 to 31, 2007	-	$-	-	2,015,745
February 1 to 28, 2007	-	$-	-	2,015,745
March 1 to 31, 2007	119,100	$4.39	119,100	1,896,645
Total	119,100	$4.39	119,100	1,896,645

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

3.1(1)	Articles of Incorporation of Isolyser Company, Inc.

3.3(2)	Amended and Restated Bylaws of Microtek Medical Holdings, Inc.

4.1(3)	Specimen Certificate of Common Stock

4.2(4)	First Amended and Restated Shareholder Protection Rights Agreement dated as of December 20, 2006 between Microtek Medical Holdings, Inc. and Computershare Investor Services, LLC

10.1(5)	Adjustments to Compensation for Named Executive Officers Effective April 1, 2007

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 18, 2006.

(3)	Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 20, 2006.

(5)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2007.

MICROTEK MEDICAL HOLDINGS, INC.

By: /s/ Dan R. Lee
Dan R. Lee
Chairman, President and Chief Executive Officer
(principal executive officer)

By: /s/ Roger G. Wilson
Roger G. Wilson
Chief Financial Officer
(principal financial officer)