Form 10-Q
period 2007-06-30
MICROTEK MEDICAL HOLDINGS, INC
filed 2007-08-09
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	June 30, 2007	Commission File No. 0-24866

MICROTEK MEDICAL HOLDINGS, INC.
 (Exact name of Registrant as specified in its charter)

Georgia	58-1746149
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 6, 2007

Common Stock, $.001 par value	43,493,447

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended June 30, 2007 and June 30, 2006 and for the Six Months ended June 30, 2007 and June 30, 2006

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2007 and June 30, 2006

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

PART I
FINANCIAL INFORMATION
Item 1.   Financial Statements

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

Assets	June 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$17,181	$17,059
Accounts receivable, net of allowances of $1,875 and $1,626, respectively	22,276	18,182
Other receivables	1,317	1,540
Inventories	39,368	35,654
Deferred income taxes	4,290	3,368
Prepaid expenses and other current assets	1,628	2,003
Total current assets	86,060	77,806

Property and equipment	32,843	32,189
Less accumulated depreciation	(25,176)	(24,181)
Property and equipment, net	7,667	8,008

Goodwill	34,919	34,803
Other intangible assets, net	12,638	12,204
Deferred income taxes	13,280	16,192
Other assets	6,513	7,153
Total assets	$161,077	$156,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,351	$11,735
Accrued expenses	6,110	6,672
Income taxes payable	366	353
Current portion of long-term debt	147	173
Total current liabilities	18,974	18,933

Long-term debt, excluding current portion	670	721
Deferred income taxes	442	769
Other long-term liabilities, excluding current portion	3,261	3,507
Total liabilities	23,347	23,930

Shareholders’ equity:
Common stock	46	45
Additional paid-in capital	219,945	218,759
Accumulated deficit	(77,269)	(81,859)
Accumulated other comprehensive income, net of income taxes of ($216) and ($178), respectively	1,077	733
	143,799	137,678
Treasury shares, at cost	(6,069)	(5,442)
Total shareholders’ equity	137,730	132,236
Total liabilities and shareholders’ equity	$161,077	$156,166

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net revenues	$38,505	$36,058	$75,681	$69,741
Cost of goods sold	22,136	21,986	43,820	42,031
Gross profit	16,369	14,072	31,861	27,710

Operating expenses:
Selling, general and administrative	12,241	10,585	24,358	20,542
Research and development	347	145	739	289
Amortization of intangibles	372	254	679	468
Total operating expenses	12,960	10,984	25,776	21,299

Income from operations	3,409	3,088	6,085	6,411

Interest income	120	105	231	199
Interest expense	(53)	(10)	(69)	(21)
Equity in earnings of investee	101	90	133	123
Foreign currency exchange gain	108	-	203	-
Income before income taxes	3,685	3,273	6,583	6,712

Income tax provision	1,181	1,118	1,993	2,307

Net income	$2,504	$2,155	$4,590	$4,405

Other comprehensive income (loss):
Foreign currency translation gain, net of income taxes of ($29), ($45), ($36) and ($66), respectively	184	458	341	817
Unrealized gain (loss) on available for sale securities, net of income taxes of $1, $18, ($2), and $14, respectively	-	(28)	3	(22)

Comprehensive income	$2,688	$2,585	$4,934	$5,200

Net income per common share – Basic	$0.06	$0.05	$0.11	$0.10
Net income per common share – Diluted	$0.06	$0.05	$0.10	$0.10

Basic weighted average number of common shares outstanding	43,455	43,639	43,427	43,656

Diluted weighted average number of common shares outstanding	44,820	44,668	44,754	44,647

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$4,590	$4,405
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,010	1,024
Amortization of intangibles	679	468
Provision for doubtful accounts	268	307
Deferred income taxes	1,625	2,057
Equity in earnings of investee	(133)	(123)
Other	5	(3)
Changes in operating assets and liabilities, net of acquisitions	(2,687)	(1,360)
Net cash provided by operating activities	5,357	6,775

Cash flows from investing activities:
Purchase of and deposits for property and equipment	(672)	(831)
Acquisition of Samco, net of cash acquired	-	(2,274)
Acquisition of Europlak, net of cash acquired	(96)	-
Acquisition of Eurobiopsy, net of cash acquired	(125)	-
Proceeds from dispositions	31	6
Net cash used in investing activities	(862)	(3,099)

Cash flows from financing activities:
Borrowings under line of credit agreement	62,953	60,731
Repayments under line of credit agreement	(62,953)	(61,962)
Changes in bank overdraft	(4,721)	(1,764)
Repayments under notes payable	(95)	(247)
Proceeds from exercise of stock options	583	68
Repurchase of treasury stock	(627)	(883)
Proceeds from issuance of common stock	604	463
Net cash used in financing activities	(4,256)	(3,594)

Effect of exchange rate changes on cash	(117)	269
Net increase in cash and cash equivalents	122	351
Cash and cash equivalents at beginning of period	17,059	14,765
Cash and cash equivalents at end of period	$17,181	$15,116

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein.  While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 are those that depend most heavily on these judgments and estimates.  During the three months and six months ended June 30, 2007, there have been no material changes to any of the Company’s critical accounting policies.

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 permits an entity to irrevocably elect to report selected financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings.  The election may be applied on an instrument-by-instrument basis.  SFAS No. 159 also establishes additional presentation and disclosure requirements for items measured using the fair value option.  SFAS No. 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Company has not yet determined whether it will adopt SFAS No. 159.

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

Pursuant to SFAS No. 123(R), the Company recognizes stock-based compensation expense based on the grant-date fair value of its share-based awards granted subsequent to December 31, 2005 that are expected to vest.  Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally commensurate with the vesting term.  Compensation expense is recognized immediately for share-based awards that are fully vested on the date of the grant.  During the three months and six months ended June 30, 2007, there were no stock option grants issued and no compensation expense recognized in the Company’s financial statements related to share-based awards.  For the three months and six months ended June 30, 2006, compensation expense recognized in the Company’s financial statements related to share-based awards totaled approximately $19,000.  For the three months and six months ended June 30, 2007 and 2006, the Company did not record any excess tax benefits generated from stock option exercises because of the Company’s significant net operating loss carryforwards for Federal income tax purposes.

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

Stock-Based Employee Compensation Plans.  At June 30, 2007, the Company has two stock-based employee compensation plans: the 1992 Stock Option Plan (the “1992 Plan”) and the 1999 Stock Option Plan (the “1999 Plan”).

The 1992 Plan was adopted on April 28, 1992 and, as amended, authorized the issuance of up to 4,800,000 shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options and/or alternate rights.  An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company’s common stock from the alternate right grant date to the exercise date.  Options and/or rights under the 1992 Plan were granted through April 27, 2002 at prices not less than 100 percent of the market value at the date of grant.  Options and/or rights become exercisable based upon a vesting schedule determined by the 1992 Plan Committee and become fully exercisable upon a change in control, as defined.  Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the 1992 Plan Committee.  At June 30, 2007, currently exercisable options for 745,337 shares were outstanding under the 1992 Plan.  There were no alternate rights issued under the 1992 Plan.  The expiration of the 1992 Plan on April 27, 2002 does not affect options currently outstanding.

The 1999 Plan was approved by the shareholders on May 27, 1999, and as amended on May 19, 2004, authorizes the issuance of up to 5,345,000 shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options, stock appreciation rights (“SARs”) and other stock awards (collectively, “Stock Awards”).  Stock Awards under the 1999 Plan may be granted at prices not less than 100 percent of the market value at the date of grant.  Options and/or SARs become exercisable based upon a vesting schedule determined by the 1999 Plan Committee and become fully exercisable upon a change in control, as defined.  Options expire not more than ten years from the date of grant and SARs and other stock awards expire at the discretion of the 1999 Plan Committee.  The 1999 Plan is unlimited in duration.  At June 30, 2007, currently exercisable options for 2,984,000 shares were outstanding under the 1999 Plan.

At June 30, 2007, there were 1,607,100 shares available for future grants under the Company’s stock option plans.

A summary of option activity during the six months ended June 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding and Exercisable – December 31, 2006	3,990,806	$2.97
Granted	-	-
Exercised	(225,469)	2.58
Canceled	(36,000)	4.69
Outstanding and Exercisable – June 30, 2007	3,729,337	$2.98

The following table summarizes information pertaining to options outstanding and exercisable at June 30, 2007:

Range of Exercise Prices	Number Outstanding and Exercisable	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.72 - $1.50	400,011	3.7	$ 1.35
$1.66 - $2.28	1,272,581	4.1	1.96
$2.35 - $3.59	506,745	5.1	2.96
$3.60 - $3.99	775,500	6.8	3.72
$4.00 - $5.02	774,500	6.3	4.77
	3,729,337	5.2	$ 2.98

The aggregate intrinsic value of options outstanding and exercisable was approximately $10.2 million at June 30, 2007.  There were 53,500 options and 225,469 options exercised during the three months and six months ended June 30, 2007, respectively, and 25,750 options and 60,750 options exercised during the three months and six months ended June 30, 2006, respectively.  The total intrinsic value of options exercised during the three months and six months ended June 30, 2007 was approximately $83,000 and $434,000, respectively, and $60,000 and $152,000 for the three months and six months ended June 30, 2006, respectively, as determined as of the date of exercise.  Cash received from option exercises totaled $173,000 and $583,000 during the three months and six months ended June 30, 2007, respectively, and $37,000 and $68,000 during the three months and six months ended June 30, 2006, respectively.

Employee Stock Purchase Plan.  In March 1999, the Company adopted an Employee Stock Purchase Plan (the “1999 ESPP”) which authorized the issuance of up to 700,000 shares of common stock.  At December 31, 2006, there were 104,633 shares available for future issuance under the 1999 ESPP.  In May 2007, the Company’s shareholders approved the 2007 Employee Stock Purchase Plan (the “2007 ESPP”) which authorizes the issuance of up to 500,000 shares of common stock, plus the 104,633 shares available for purchase under the 1999 ESPP.  Under the 2007 ESPP, eligible employees may contribute up to ten percent of their compensation toward the purchase of common stock at each year-end.  The employee purchase price is derived from a formula based on fair market value of the Company’s common stock.  Compensation cost associated with the rights granted under the 2007 ESPP is estimated based on fair market value.  At June 30, 2007, there were 604,633 shares available for future issuance under the 2007 ESPP.

5.	STOCK REPURCHASE PROGRAM

In August 2006, the Board of Directors amended the Company’s existing stock repurchase program to authorize the repurchase of an aggregate of 4.0 million shares over an indefinite period, including approximately 1.7 million shares previously repurchased under the program.  During the three months and six months ended June 30, 2007, the Company repurchased 22,000 and 141,100 shares, respectively, under this program for approximately $104,000 and $627,000, respectively, at an average repurchase price of approximately $4.71 per share and $4.44 per share, respectively.  During the three months and six months ended June 30, 2006, the Company repurchased 235,241 shares under this program for approximately $883,000, an average repurchase price of approximately $3.75 per share.  As of June 30, 2007, the Company had repurchased approximately 2.1 million shares for an aggregate repurchase price of approximately $5.6 million.

6.	ACQUISITIONS

Each of the following described acquisitions was accounted for as a business combination in accordance with SFAS No. 141, Business Combinations.  Accordingly, the results of operations related to the acquired assets have been included in the accompanying consolidated financial statements from their respective acquisition date.

Effective March 1, 2006, Microtek acquired KMMS Holdings, Ltd. and its European manufacturing and distribution operations (collectively, “Samco”) for approximately $2.3 million in cash, including acquisition costs.  The purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values as follows (in thousands):

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

Effective July 1, 2006, Microtek acquired substantially all of the assets of Ceres Medical, LLC (Ceres Medical), a marketer of a small line of products sold primarily to cardiology and interventional radiology specialties, for approximately $492,000 in cash.  The purchase price allocation was finalized during the quarter ended June 30, 2007, and based on the estimated fair values of the assets acquired and liabilities assumed, is as follows (in thousands):

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

The Company is currently evaluating the fair value of the assets acquired in the Europlak and Eurobiopsy acquisitions, principally other identifiable intangible assets and goodwill.  The preliminary allocations of the total purchase price for each of these acquisitions are subject to revision in 2007 based on the final determination of these fair values.

The following unaudited pro forma financial information for the three months and six months ended June 30, 2007 and 2006 reflect the Company’s results of operations as if these acquisitions had been completed on January 1, 2006 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues	$38,505	$37,831	$75,681	$73,929
Net income	$2,504	$2,212	$4,590	$4,599
Net income per share – basic	$0.06	$0.05	$0.11	$0.11
Net income per share – diluted	$0.06	$0.05	$0.10	$0.10

The pro forma financial information above is based on estimates and assumptions which management believes are reasonable.  However, the pro forma results are not necessarily indicative of the operating results that would have occurred if the Samco, Ceres Medical, Europlak and Eurobiopsy acquisitions had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

7.	LICENSE AGREEMENT

In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to Eastern Technologies, Inc. (“ETI”) a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and homeland security industry, and for certain other industrial applications.  Under the terms of the License Agreement, the Company will receive license royalties equal to $75,000 per quarter for the first three years of the agreement.  Thereafter and generally until the expiration of the underlying patents related to the products or services generating the subject royalties, the Company will receive license royalties equal to the greater of: (i) generally 5% of net sales, as defined in the agreement, or (ii) $300,000 per year.  The royalty rate is subject to downward adjustment in certain events with respect to net sales of certain products.  The Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company agreed to provide certain sourcing and supply chain management services to ETI, and ETI agreed to purchase a total of approximately $4.8 million of inventory over the term of the Supply Agreement.  For these services, the Company will receive management fees totaling $2.7 million, $600,000 of which was received at the signing of the Supply Agreement and the remainder of which are payable in quarterly installments of $175,000 beginning December 31, 2004 and continuing until September 30, 2007.  The cash payment of $600,000 was recorded as deferred revenue (included in accrued expenses, a current liability) upon receipt.  This amount, together with all future management fees collected from ETI, was recognized into income ratably over the term of the Supply Agreement as nuclear finished goods inventories on hand were sold to ETI.  During the first quarter of 2007, the nuclear finished goods inventories were fully depleted, and the Company had fulfilled all of its responsibilities to ETI under the Supply Agreement.  At June 30, 2007 and December 31, 2006, amounts recognized into income exceeded cash receipts from ETI by approximately $175,000 and $294,000, respectively, which amounts were recorded in the accompanying unaudited condensed consolidated balance sheet in prepaid expenses and other current assets.

8.	SALE OF INVENTORIES TO RELATED PARTY

In September 2004, the Company entered into an agreement with Global Resources International, Inc. (“GRI”), a related party as described in Note 9 below, for the sale of certain of its raw material inventories used in the manufacture of finished goods for sale to the nuclear industry.  At closing, the Company received cash proceeds of $200,000 and a promissory note in the amount of $1.051 million.  The promissory note, including interest at 5%, was repaid ratably as the raw material inventories purchased by GRI in the transaction were consumed by GRI.  The final note payment was received in August 2006.  The total gain on the sale of these raw material inventories approximated $467,000.  Of this total gain, approximately $91,000, an amount commensurate with the Company’s relative ownership interest in GRI, was deferred and recognized into income as the raw material inventories purchased by GRI in the transaction were sold by GRI.  During the three months and six months ended June 30, 2006, approximately $2,000 of this deferred gain was recognized into income.  All remaining deferred gain on this transaction was fully recognized into income during the third quarter of 2006.

9.	INVESTMENT IN AFFILIATED COMPANY

In May 2000, the Company and certain of its affiliates and employees organized GRI.  From its manufacturing facilities located in China, GRI provides certain material sourcing and manufacturing of various Microtek’s products where such supply arrangements are advantageous to Microtek based on favorable pricing and other considerations.  The Company and a non-executive member of the Company’s management own 19.5 percent and 30 percent, respectively, of GRI.  Accordingly, the Company accounts for its investment in GRI under the equity method.  The Company’s investment in GRI was approximately $884,000 and $751,000 at June 30, 2007 and December 31, 2006, respectively.  The Company recorded $101,000 and $133,000 of income during the three months and six months ended June 30, 2007, respectively, and $90,000 and $123,000 of income during the three months and six months ended June 30, 2006, respectively, related to this investment.

10.	INVENTORIES

Inventories are stated at the lower of cost or market.  The first-in first-out (“FIFO”) valuation method is used to determine the cost of inventories.  Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale.  Inventories are summarized by major classification at June 30, 2007 and December 31, 2006 as follows (in thousands):

	June 30, 2007	December 31, 2006

Raw materials	$14,925	$13,317
Work-in-progress	2,191	1,397
Finished goods	22,252	20,940
Total inventories	$39,368	$35,654

11.	LONG-TERM DEBT

The Credit Agreement.  The Company maintains a credit agreement with a Bank (the “Credit Agreement”).  As amended to date, the Credit Agreement provides for a $23.5 million revolving credit facility, which matures on June 30, 2008.  Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement.  Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (8.5% at June 30, 2007).  Borrowing availability under the revolving facility at June 30, 2007 and December 31, 2006 totaled $18.1 million and $17.4 million, respectively.  There were no outstanding borrowings under the revolving credit facility as of June 30, 2007 or December 31, 2006.  Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness.  In addition, the Company is not permitted to pay any dividends.  At June 30, 2007 and December 31, 2006, the Company was in compliance with its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit.  There were no outstanding letters of credit at June 30, 2007 or December 31, 2006.  The Credit Agreement also provides for a fee of 0.3% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt.  The Company is obligated under a long-term lease arrangement which totaled $11,000 and $19,000 at June 30, 2007 and December 31, 2006, respectively.  In addition, as a result of the Company’s Europlak and Eurobiopsy acquisitions in October and December 2006, respectively, the Company assumed two notes payable to banks with amounts outstanding at June 30, 2007 of approximately $794,000 and $12,000, respectively, and $836,000 and $39,000, respectively, at December 31, 2006.  The first of these notes payable bears interest at 4.25 percent and is payable in monthly installments of principal and interest through March 2013.  The second note payable arrangement bears interest at a floating rate (approximately 5.1 percent at June 30, 2007) and matures in November 2007.

The carrying value of long-term debt at June 30, 2007 and December 31, 2006 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic Shares	43,455	43,639	43,427	43,656
Dilutive Shares (due to stock options)	1,365	1,029	1,327	991
Diluted Shares	44,820	44,668	44,754	44,647

For the three months and six months ended June 30, 2007, options to purchase 685,500 shares were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.  For the three months and six months ended June 30, 2006, there were 1.1 million and 1.6 million antidilutive shares, respectively.

13.	GEOGRAPHIC CONCENTRATIONS

A significant portion of the Company’s products are manufactured at its facilities in the Dominican Republic, Mexico, the Netherlands, Malta, France or at GRI’s facilities in China.  Included in the Company’s consolidated balance sheet at June 30, 2007 and December 31, 2006 are the net assets of the Company’s sales, manufacturing and distribution facilities located in the United Kingdom and the Dominican Republic which totaled $20.5 million and $17.5 million, respectively.  Additionally, at June 30, 2007 and December 31, 2006, the net assets of the Company’s sales, manufacturing and distribution operations in the Netherlands, Malta, Germany and France totaled $31.2 million and $28.4 million, respectively.  The Company’s Dominican Republic and Mexico facilities are engaged in manufacturing operations only and do not sell products to external customers.

Total international sales by the Company were $10.3 million and $20.8 million for the three and six months ended June 30, 2007, respectively, as compared to $9.7 million and $18.5 million for the three months and six months ended June 30, 2006.

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

On August 7, 2007, the Company and Ecolab Inc. (Ecolab) entered into a definitive agreement and plan of merger whereby Ecolab will acquire the Company in a cash transaction.  Under the terms of the agreement, the Company’s shareholders will receive $6.30 for each share of common stock outstanding as of the closing date of the transaction, which is expected to be during the fourth quarter of 2007.  Completion of the transaction is contingent upon various conditions, which are more fully set forth in the merger agreement, including, among other things, approval of the transaction by the Company’s shareholders, regulatory approval, and other customary closing conditions.

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

Recent Developments

On August 7, 2007, the Company and Ecolab entered into a definitive agreement and plan of merger whereby Ecolab will acquire the Company in a cash transaction.  Under the terms of the agreement, the Company’s shareholders will receive $6.30 for each share of common stock outstanding as of the closing date of the transaction, which is expected to be during the fourth quarter of 2007.  Completion of the transaction is contingent upon various conditions, which are more fully set forth in the merger agreement, including, among other things, approval of the transaction by the Company’s shareholders, regulatory approval, and other customary closing conditions.

Results of Operations

The following tables set forth certain unaudited income statement data, including amounts expressed as a percentage of net revenues, for the three months and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30, 2007		Three months ended June 30, 2006
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$38,505	100.0%	$36,058	100.0%
Gross profit	16,369	42.5%	14,072	39.0%
Operating expenses	12,960	33.7%	10,984	30.5%
Income from operations	3,409	8.9%	3,088	8.6%
Net income	2,504	6.5%	2,155	6.0%

	Six months ended June 30, 2007		Six months ended June 30, 2006
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$75,681	100.0%	$69,741	100.0%
Gross profit	31,861	42.1%	27,710	39.7%
Operating expenses	25,776	34.1%	21,299	30.5%
Income from operations	6,085	8.0%	6,411	9.2%
Net income	4,590	6.1%	4,405	6.3%

Three Months and Six Months Ended June 30, 2007 Compared to Three Months and Six Months Ended June 30, 2006

Net Revenues.  Consolidated net revenues for the three months and six months ended June 30, 2007 (the “2007 Quarter” and the “2007 Period”, respectively) of $38.5 million and $75.7 million, respectively, increased by approximately $2.4 million, or 6.8 percent, and $5.9 million, or 8.5 percent, over consolidated net revenues of $36.1 million reported for the three months ended June 30, 2006 (the “2006 Quarter”) and $69.7 million reported for the six months ended June 30, 2006 (the “2006 Period”).

For the 2007 Quarter and 2007 Period, Microtek’s net revenues totaled $38.4 million and $75.0 million, respectively, increases of $2.7 million and $5.9 million, respectively, over $35.7 million and $69.1 million reported for the respective 2006 quarter and year-to-date periods.

The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues for the 2007 Quarter and 2006 Quarter and for the 2007 Period and 2006 Period (in millions):

	Three months ended June 30, 2007		Three months ended June 30, 2006
	Amount	% of Total	Amount	% of Total
Domestic	$28.1	73.3%	$26.0	72.7%
International	10.3	26.7%	9.7	27.3%
Total	$38.4	100.0%	$35.7	100.0%

	Six months ended June 30, 2007		Six months ended June 30, 2006
	Amount	% of Total	Amount	% of Total
Domestic	$54.1	72.2%	$50.6	73.2%
International	20.9	27.8%	18.5	26.8%
Total	$75.0	100.0%	$69.1	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories: domestic branded and contract manufacturing (commonly referred to as OEM).  Domestic branded revenues were 68.2 percent and OEM revenues were 31.8 percent of total domestic revenues in the 2007 Quarter, as compared to 63.1 percent and 36.9 percent, respectively, in the 2006 Quarter.  For the 2007 Period, domestic branded revenues were 68.4 percent and OEM revenues were 31.6 percent of total domestic revenues, as compared to 63.8 percent and 36.2 percent, respectively, in the 2006 Period.  Included in the Company’s OEM revenues are sales of products to “non-branded” or private label customers.

Domestic branded revenues in the 2007 Quarter and 2007 Period increased over the 2006 Quarter and 2006 Period by $2.8 million, or 17.0 percent, and $4.7 million, or 14.6 percent, respectively.  The primary contributors to the increased revenues for the 2007 Quarter were a $2.0 million, or 22.3 percent, increase in specialty product revenues (which includes Microtek’s CleanOp product sales and its specialty procedure patient drapes) and an increase of approximately $700 thousand, or 9.6 percent, in the Company’s core equipment draping revenues.  Additionally, the Company’s surgical product offerings in orthopedics and cardiology (primarily as a result of the Ceres Medical acquisition) increased by approximately $237 thousand during the 2007 Quarter.  For the 2007 Period, specialty product revenues increased by $3.0 million, or 17.1 percent, core equipment draping revenues grew by $1.4 million, or 9.8 percent, and orthopedic and cardiology revenues increased by approximately $439 thousand (primarily as a result of the Ceres Medical acquisition in July 2006), as compared to the 2006 Period.  Through on-going recruiting and training efforts, the Company believes that it has assembled an optimally-sized domestic sales force to generate sustainable above-market domestic branded sales growth.  Additionally, where possible, the Company has begun to implement pricing programs to improve net revenue results and offset rising product costs.

For the 2007 Quarter and 2007 Period, OEM revenues decreased by $640 thousand, or 6.7 percent, and by $1.2 million, or 6.5 percent, respectively.  These declines result from lower contract manufacturing and woundcare revenues in 2007 and reflect the comparison of the 2007 results to strong quarter-to-date and year-to-date OEM revenues in 2006.  OEM revenues can be volatile as they are heavily dependent on customer demand and the buying patterns of the Company’s OEM partners.  Since 2006, the Company has also been strategically evaluating its OEM business to diversify its customer base and improve the overall profitability of its OEM accounts.  Business has been curtailed where targeted profitability levels are not met.  Through this process, the Company believes it has lessened its dependence on a few large customers and has secured more profitable, higher technological OEM opportunities.

Overall, Microtek’s total domestic revenues in the 2007 Quarter and 2007 Period increased by approximately $2.1 million, or 8.3 percent, and $3.5 million, or 7.0 percent, over the 2006 Quarter and 2006 Period, respectively.

Microtek’s international net revenues for the 2007 Quarter increased by 5.5 percent over the 2006 Quarter to $10.3 million, primarily as a result of the acquisitions of Europlak and Eurobiopsy in October 2006 and December 2006, respectively.  Microtek’s international net revenues for the 2007 Period totaled $20.9 million, an increase of approximately $2.4 million or 12.4 percent over the 2006 Period, as a result of approximately $1.6 million in revenues attributable to the Europlak and Eurobiopsy acquisitions and an increase in revenues of approximately $740 thousand in the Company’s businesses based in the Netherlands, the United Kingdom and the rest of the world.  The Company believes that its international markets continue to represent key areas for future growth.  The Company believes that its international sales, marketing and administrative infrastructure is now in place and is focused on the marketing and commercialization of its core Microtek products and its newly acquired products across Europe, South America, the Pacific Rim and Asia.

OTI’s net revenues, consisting primarily of sales of finished goods inventories to ETI and royalties under the license agreement of $75 thousand per quarter, totaled $75 thousand and $701 thousand in the 2007 Quarter and 2007 Period, respectively, as compared to $314 thousand in the 2006 Quarter and $601 thousand in the 2006 Period.  As of March 31, 2007, the Company’s OTI finished goods inventories were fully depleted.  Pursuant to the Company’s September 2004 licensing agreement with ETI, the Company expects that OTI division revenues in the third quarter of 2007 will consist of license royalties totaling $75 thousand.  Thereafter, OTI division revenues will include license royalties equal to the greater of: (i) generally 5% of ETI’s net sales, as defined in the agreement, or (ii) $300,000 per year.

Gross Margin.  The Company’s gross profit was $16.4 million, or 42.5 percent of net revenues, in the 2007 Quarter, as compared to $14.1 million, or 39.0 percent of net revenues, for the 2006 Quarter.  For the 2007 Period, the Company’s gross profit was $31.9 million, or 42.1 percent of net revenues, versus $27.7 million, or 39.7 percent of net revenues for the 2006 Period.  The Company attributes the improvement in its gross margins in the 2007 Quarter and 2007 Period to favorable changes in the Company’s sales mix, particularly the increase in the Company’s higher margin domestic branded revenues relative to its OEM revenues, leverage from additional sales volume, contribution from certain higher margin international product lines acquired in 2006, recent domestic branded pricing programs and successful manufacturing cost initiatives.  Additionally, gross margin improvement in the 2007 Quarter and 2007 Period was realized through favorable product and customer sales mix changes within the domestic branded and OEM channels, primarily strong core equipment draping revenue growth in the domestic branded business and successful OEM business rationalization and profitability improvement initiatives.

Operating Expenses.  Operating expenses for the 2007 Quarter of $13.0 million represented 33.7 percent of net revenues, as compared to operating expenses of $11.0 million, or 30.5 percent of net revenues, in the 2006 Quarter.  For the 2007 Period, operating expenses totaled $25.8 million, or 34.1 percent of net revenues, as compared to $21.3 million, or 30.5 percent of net revenues in the 2006 Period.

Selling, general and administrative (“SG&A”) expenses in the 2007 Quarter and 2007 Period were $12.2 million and $24.4 million, respectively, as compared to $10.6 million in the 2006 Quarter and $20.5 million in the 2006 Period.  As a percentage of net revenues, the Company’s SG&A expenses in the 2007 Quarter and 2007 Period were 31.8 percent and 32.2 percent, respectively, versus 29.4 percent of net revenues in the 2006 Quarter and 29.5 percent of net revenues in the 2006 Period.

For the 2007 Quarter and 2007 Period, domestic SG&A expenses increased approximately $1.0 million and $2.1 million, respectively, over the 2006 Quarter and 2006 Period.  Domestic sales and marketing expenses (primarily salaries and benefits, a significant portion of which are variable in relation to sales volumes, direct hiring and training expenses for new sales personnel, sales fees and travel and related expenses) increased by $327 thousand and $797 thousand in the 2007 Quarter and 2007 Period, respectively.  Domestic distribution expenses which consist primarily of variable distribution freight increased by $145 thousand and $297 thousand in the 2007 Quarter and 2007 Period, respectively.   Domestic general and administrative expenses increased by $566 thousand and $1.0 million in the 2007 Quarter and 2007 Period, respectively, as a result of normal inflationary increases in general and administrative salaries and benefits and higher professional fees.

For the 2007 Quarter and 2007 Period, SG&A expenses of the Company’s international operations based in the Netherlands, Malta, Germany and France increased approximately $618 thousand and $1.7 million, respectively.  Included in these increases for the 2007 Quarter and 2007 Period are incremental SG&A expenses related to the October 2006 Europlak acquisition and the December 2006 Eurobiopsy acquisition of approximately $783 thousand and $1.6 million, respectively.  Excluding Europlak and Eurobiopsy, international SG&A expenses decreased $165 thousand in the 2007 Quarter as a result of severance expenses and consulting fees related to the 2006 transition of certain manufacturing operations from Zutphen to Malta and China which were recorded in the 2006 Quarter.  For the 2007 Period, international SG&A expenses, other than those incurred at Europlak and Eurobiopsy, increased approximately $122 thousand primarily as a result of additional investments in the Company’s sales, marketing and administrative infrastructure in the Netherlands.

Research and development expenses of $347 thousand and $739 thousand for the 2007 Quarter and 2007 Period, respectively, increased from $145 thousand in the 2006 Quarter and $289 thousand in the 2006 Period primarily as a result of the Company’s research and development activities related to the Europlak and Eurobiopsy businesses acquired in the fourth quarter of 2006 and to Microtek’s ongoing research and development efforts which center on new product development, as well as product enhancements and product line extensions.

Amortization of intangibles in the 2007 Quarter and 2007 Period was $372 thousand and $679 thousand, respectively, up from $254 thousand in the 2006 Quarter and $468 thousand in the 2006 Period.  The increases in amortization expense in the 2007 Quarter and 2007 Period are associated primarily with intangibles acquired in the Samco, Ceres Medical, Europlak and Eurobiopsy transactions completed in 2006.

Income from Operations.  Income from operations for the 2007 Quarter and 2007 Period was $3.4 million, or 8.9 percent of net revenues, and $6.1 million, or 8.0 percent of net revenues, respectively.  For the 2006 Quarter and 2006 Period, income from operations was $3.1 million, or 8.6 percent of net revenues, and $6.4 million, or 9.2 percent of net revenues, respectively.

Interest Expense and Interest Income.  Interest expense for the 2007 Quarter and 2007 Period of $53 thousand and $69 thousand, respectively, increased from $10 thousand in the 2006 Quarter and $21 thousand in the 2006 Period as a result of higher average borrowings under the Company’s Credit Agreement and interest expense related to long-term debt acquired in the Europlak and Eurobiopsy acquisitions in the fourth quarter of 2006.  Interest income in the 2007 Quarter and 2007 Period totaled $120 thousand and $231 thousand, respectively, compared to $105 thousand in the 2006 Quarter and $199 in the 2006 Period, respectively.  The increases in interest income in the 2007 Quarter and 2007 Period result primarily from higher interest rates applicable to the Company’s cash and cash equivalents and higher average cash and cash equivalent balances.

Other Income/Expense, Net.  Other income and expense include the Company’s equity in earnings of its investee, GRI, and foreign currency exchange gains resulting from the translation of certain intercompany transactions of the Company’s Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries.  The Company recorded foreign currency exchange gains of approximately $108 thousand in the 2007 Quarter and $203 thousand in the 2007 Period.  There were no such foreign currency exchange gains recorded in the 2006 Quarter or 2006 Period.  In the 2007 Quarter and 2007 Period, the Company’s equity in earnings of its investee, GRI, were $101 thousand and $133 thousand, respectively, as compared to $90 thousand in the 2006 Quarter and $123 thousand in the 2006 Period.

Income Taxes.  The Company’s provisions for income taxes in the 2007 Quarter and 2007 Period reflect income tax expense of $1.2 million and $2.0 million, respectively, consisting of current and deferred Federal, state and foreign income tax expense.  For the 2006 Quarter and 2006 Period, the Company recorded income tax expense of $1.1 million and $2.3 million, respectively.  The Company’s effective tax rate (income tax expense divided by income before income taxes) declined to approximately 32 percent in the 2007 Quarter and to approximately 30 percent in the 2007 Period as a result of changes in mix of the Company’s earnings and losses in foreign tax jurisdictions.

Net Income.  The resulting net income for the 2007 Quarter and 2007 Period was $2.5 million, or $0.06 per diluted share, and $4.6 million, or $0.10 per diluted share, respectively, as compared to $2.2 million, or $0.05 per diluted share in the 2006 Quarter and $4.4 million, or $0.10 per diluted share in the 2006 Period.

Liquidity and Capital Resources

As of June 30, 2007 and December 31, 2006, the Company’s cash and cash equivalents totaled $17.2 million and $17.1 million, respectively.  The Company’s cash flow activity in the 2007 Period and 2006 Period was as follows (in thousands):

	Six months ended June 30
	2007	2006
Cash provided by operating activities	$5,357	$6,775
Cash used in investing activities	(862)	(3,099)
Cash used in financing activities	(4,256)	(3,594)

The Company’s principal sources of liquidity have been net cash from operating activities and borrowings under the Company’s Credit Agreement.  The Company’s liquidity requirements arise primarily from the funding of the Company’s working capital needs, obligations incurred in connection with acquisitions of businesses and capital investment in property and equipment.

During the 2007 Period, the Company’s operating activities generated cash of approximately $5.4 million as a result of net income from operations, net of deferred income taxes, depreciation and amortization, of $7.9 million and a $5.3 million increase in accounts payable, offset by other working capital management requirements, including an increase in receivables and inventory of $3.2 million and $3.6 million, respectively, an increase in other current and long term assets of $75 thousand, and a decrease in accrued expenses and other liabilities of $803 thousand.  The Company’s receivables and inventory have increased as a result of the Company’s expanding operations and, with respect to inventories, the impact of certain purchasing strategies to ensure a continuous supply of certain inventory items as the Company seeks to transfer additional manufacturing processes offshore to the Dominican Republic and to China.

During the 2006 Period, the Company’s operating activities generated cash of approximately $6.8 million and consisted primarily of net income from operations, net of deferred income taxes, depreciation and amortization, of $8.0 million, an increase in accounts payable of $2.4 million, an increase in accrued compensation of $985 thousand, an increase in other liabilities of $678 thousand and a decrease in prepaid expenses and other assets of $285 thousand.  Offsetting these sources of cash were a $535 thousand increase in accounts receivable, net of allowances, and an increase of $4.9 million in inventories.

Cash used in investing activities in the 2007 Period totaled $862 thousand as a result of additional cash consideration of $96 thousand and $125 thousand paid with respect to the Europlak and Eurobiopsy acquisitions, respectively, and purchases of capital property and equipment of $672 thousand and an offsetting $31 thousand in proceeds from the disposal of property and equipment.  Investing activities in the 2006 Period of $3.1 million included cash consideration of approximately $2.3 million for the Samco acquisition, purchases of capital property and equipment of $831 thousand, and proceeds from the disposition of property and equipment of $6 thousand.

During the 2007 Period, financing activities used approximately $4.3 million in cash.  Financing cash outflows in the 2007 Quarter included a decrease in the Company’s bank overdraft of approximately $4.7 million, repayments of long-term debt obligations of $95 thousand, and repurchases of treasury stock of $627 thousand.  Financing cash inflows included proceeds from the exercise of stock options and other stock issuances of approximately $1.2 million.  Cash used in financing activities for the 2006 Period of $3.6 million included net repayments of borrowings under the Company’s Credit Agreement of $1.2 million, repayments of other long-term debt agreements of $247 thousand, a decrease in the Company’s bank overdraft of approximately $1.8 million and repurchase of treasury stock of $883 thousand, offset by $531 thousand from the exercise of stock options and other stock issuances.

The Company maintains a $23.5 million credit agreement (as amended to date, the “Credit Agreement”) with the JP Morgan Chase Bank (the “Bank”), consisting of a revolving credit facility maturing on June 30, 2008.  Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement.  There were no outstanding borrowings under the revolving credit facility at June 30, 2007 or December 31, 2006.  As of June 30, 2007, the Company had total borrowing availability under the revolving facility of $18.1 million.  As of August 6, 2007, the Company had a total borrowing availability of approximately $18.9 million and no outstanding borrowings under the facility.  Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (8.5% at August 6, 2007).  At June 30, 2007, the Company was in compliance with its financial covenants under the Credit Agreement.

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

Inflation

Inflation has not had a material effect on the Company’s operations in the past.  Recently, rising petroleum prices have increased the Company’s costs of raw materials and distribution expenses included in the Company’s selling, general and administrative expenses.  Where possible, the Company seeks to pass these increased costs to its customers by increasing prices, but such efforts may not be successful due to competitive pricing pressures.  The Company seeks to offset these increased costs in part through cost savings measures in other areas.

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

Fair Value Option for Financial Assets and Financial Liabilities.  On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 permits an entity to irrevocably elect to report selected financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings.  The election may be applied on an instrument-by-instrument basis.  SFAS No. 159 also establishes additional presentation and disclosure requirements for items measured using the fair value option.  SFAS No. 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Company has not yet determined whether it will adopt SFAS No. 159.

Forward Looking Statements

Statements made in this Quarterly Report include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, the effect of newly issued accounting standards on the Company’s consolidated financial statements described in the notes to the unaudited condensed consolidated financial statements; statements regarding the completion and timing of the proposed transaction with Ecolab; the Company’s ability to grow its business by continually improving its existing capabilities and simultaneously developing and acquiring new business opportunities while maintaining its customer focus and providing the highest levels of customer support; the Company’s ability to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic, Malta and China; the ability of the Company’s sales force to generate sustainable above-market domestic branded sales growth; the Company’s ability to increase prices to improve net revenues and to offset rising product costs; the Company’s expectation about the composition and amount of revenues to be received by the Company’s OTI division; and the Company’s current expectation that cash and cash equivalents on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year.

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

The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom, the Netherlands, Malta, Germany and France are measured using the foreign subsidiary’s local currency as the functional currency.  Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities are translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity.  Foreign currency translation adjustments, net of applicable taxes, resulted in gains of $184 thousand and $341 thousand for the three months and six months ended June 30, 2007, respectively, and $458 thousand and $817 thousand for the three months and six months ended June 30, 2006, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in the results of operations as incurred.  Included in the Company’s results of operations for three months and six months ended June 30, 2007 were foreign currency exchange gains of approximately $108 thousand and $203 thousand, respectively, resulting from the translation of certain intercompany transactions of the Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries.  There were no such foreign currency exchange gains or losses recorded for the three months and six months ended June 30, 2006.

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

The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less.  As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not materially impact interest income accruing on these investments or, consequently, the Company’s operating results or cash flow.  From time to time, the Company may be impacted by the general level of U.S. interest rates due to the effect that changes in those rates have on the Company's interest expense.  At June 30, 2007, the Company had repaid all of its borrowings under its Credit Agreement which bear interest at a floating rate approximating the prime rate.  Other indebtedness of the Company at June 30, 2007 which bears interest at a floating rate was not material.  An increase or decrease in the Company's average interest rate of ten percent would have had an immaterial impact on the Company’s recorded interest expense during the three months and six months ended June 30, 2007.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2000, the Board of Directors authorized the repurchase of up to five percent (5%) of the Company’s outstanding common stock from time to time in open market or private transactions.  As amended to date, the Company’s share repurchase program authorizes the repurchase of up to an aggregate of 4,000,000 shares over an indefinite period.  As of June 30, 2007, the Company had repurchased 2,125,355 shares for an aggregate repurchase price of $5.6 million, at an average repurchase price of approximately $2.65 per share.  The following table summarizes the Company’s share repurchases during the Company’s second quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Plans
April 1 to 30, 2007	-	$ -	-	1,896,645
May 1 to 31, 2007	22,000	$ 4.71	22,000	1,874,645
June 1 to 30, 2007	-	$ -	-	1,874,645
Total	22,000	$ 4.71	22,000	1,874,645

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

During the period covered by this report, the Company filed with the Securities and Exchange Commission and delivered to its shareholders the Company’s Proxy Statement for its Annual Meeting of Shareholders held May 22, 2007.

(a)  The Company’s annual meeting of shareholders was held on May 22, 2007.
(b)  The nominees for the Board of Directors or the Company are identified below.

(c)  With respect to the election of directors, the inspector of election tabulated the following votes:

Nominee for Office	Number of Votes For	Number of Votes Withheld	Abstention

Kenneth F. Davis	33,189,765	7,027,551	-
Michael E. Glasscock, III	33,145,935	7,071,381	-
Rosdon Hendrix	33,201,013	7,016,303	-
Dan R. Lee	33,188,467	7,028,849	-
Gene R. McGrevin	33,196,203	7,021,113	-
Marc R. Sarni	33,160,290	7,057,026	-
Ronald L. Smorada	33,216,440	7,000,876	-

(d)  With respect to the approval of the Company’s 2007 Employee Stock Purchase Plan, which authorizes the issuance of up to 500,000 shares of common stock, plus the 104,633 shares available for purchase under the Company’s 1999 Employee Stock Purchase Plan, the inspector of election tabulated the following votes:

For	21,691,966
Against	1,799,618
Abstention	189,538
Broker Non-Vote	16,536,194

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

Exhibit No.	Description

3.1(1)	Articles of Incorporation of Isolyser Company, Inc.

3.3(2)	Amended and Restated Bylaws of Microtek Medical Holdings, Inc.

4.1(3)	Specimen Certificate of Common Stock

4.2(4)	First Amended and Restated Shareholder Protection Rights Agreement dated as of December 20, 2006 between Microtek Medical Holdings, Inc. and Computershare Investor Services, LLC

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 18, 2006.

(3)	Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 20, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2007.

MICROTEK MEDICAL HOLDINGS, INC.

By: /s/ Dan R. Lee
Dan R. Lee
Chairman, President and Chief Executive Officer
(principal executive officer)

By: /s/ Roger G. Wilson
Roger G. Wilson
Chief Financial Officer
(principal financial officer)