Form 10-Q
period 2007-09-30
MICROTEK MEDICAL HOLDINGS, INC
filed 2007-11-07
CIK 929299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	September 30, 2007	Commission File No.	0-24866

MICROTEK MEDICAL HOLDINGS, INC.
 (Exact name of Registrant as specified in its charter)

Georgia	58-1746149
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at November 6, 2007

Common Stock, $.001 par value	43,672,049

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended September 30, 2007 and September 30, 2006 and for the Nine Months ended September 30, 2007 and September 30, 2006

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2007 and September 30, 2006

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

PART I
FINANCIAL INFORMATION
Item 1.   Financial Statements

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

Assets	September 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$19,014	$17,059
Accounts receivable, net of allowances of $1,768 and $1,626, respectively	22,082	18,182
Other receivables	1,366	1,540
Inventories	39,318	35,654
Deferred income taxes	4,353	3,368
Prepaid expenses and other current assets	1,904	2,003
Total current assets	88,037	77,806

Property and equipment	33,490	32,189
Less accumulated depreciation	(25,712)	(24,181)
Property and equipment, net	7,778	8,008

Goodwill	35,677	34,803
Other intangible assets, net	12,758	12,204
Deferred income taxes	12,036	16,192
Other assets	6,944	7,153
Total assets	$163,230	$156,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,628	$11,735
Accrued expenses	7,146	6,672
Income taxes payable	255	353
Current portion of long-term debt	140	173
Total current liabilities	17,169	18,933

Long-term debt, excluding current portion	670	721
Deferred income taxes	1,128	769
Other long-term liabilities, excluding current portion	2,869	3,507
Total liabilities	21,836	23,930

Shareholders’ equity:
Common stock	46	45
Additional paid-in capital	220,425	218,759
Accumulated deficit	(74,785)	(81,859)
Accumulated other comprehensive income, net of income taxes of ($228) and ($178), respectively	1,777	733
	147,463	137,678
Treasury shares, at cost	(6,069)	(5,442)
Total shareholders’ equity	141,394	132,236
Total liabilities and shareholders’ equity	$163,230	$156,166

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net revenues	$39,222	$35,108	$114,903	$104,849
Cost of goods sold	22,881	21,368	66,701	63,399
Gross profit	16,341	13,740	48,202	41,450

Operating expenses:
Selling, general and administrative	12,041	10,782	36,399	31,324
Research and development	396	159	1,135	448
Amortization of intangibles	393	254	1,072	722
Total operating expenses	12,830	11,195	38,606	32,494

Income from operations	3,511	2,545	9,596	8,956

Interest income	128	129	359	328
Interest expense	(77)	(16)	(146)	(37)
Equity in earnings of investee	61	80	194	203
Foreign currency exchange gain	593	-	796	-
Income before income taxes	4,216	2,738	10,799	9,450

Income tax provision	1,732	1,090	3,725	3,397

Net income	$2,484	$1,648	$7,074	$6,053

Other comprehensive income (loss):
Foreign currency translation gain, net of income taxes of ($17), ($46), ($53) and ($112), respectively	709	219	1,050	1,036
Unrealized loss on available for sale securities, net of income taxes of $5, $24, $3, and $38, respectively	(9)	(39)	(6)	(61)

Comprehensive income	$3,184	$1,828	$8,118	$7,028

Net income per common share – Basic and Diluted	$0.06	$0.04	$0.16	$0.14

Basic weighted average number of common
shares outstanding	43,535	43,434	43,463	43,581

Diluted weighted average number of common
shares outstanding	45,166	44,431	44,584	44,574

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$7,074	$6,053
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,522	1,517
Amortization of intangibles	1,072	722
Provision for doubtful accounts	250	419
Deferred income taxes	3,178	3,093
Equity in earnings of investee	(194)	(203)
Other	6	(3)
Changes in operating assets and liabilities, net of acquisitions	(5,093)	(3,282)
Net cash provided by operating activities	7,815	8,316

Cash flows from investing activities:
Purchase of and deposits for property and equipment	(1,212)	(1,204)
Acquisition of Samco, net of cash acquired	-	(2,346)
Acquisition of Ceres Medical, net of cash acquired	-	(483)
Acquisition of Europlak, net of cash acquired	(96)	-
Acquisition of Eurobiopsy, net of cash acquired	(141)	-
Proceeds from dispositions	31	6
Net cash used in investing activities	(1,418)	(4,027)

Cash flows from financing activities:
Borrowings under line of credit agreement	96,359	91,080
Repayments under line of credit agreement	(96,359)	(92,311)
Changes in bank overdraft	(4,660)	(1,018)
Repayments under notes payable	(141)	(343)
Proceeds from exercise of stock options	946	68
Repurchase of treasury stock	(627)	(2,001)
Proceeds from issuance of common stock	721	571
Net cash used in financing activities	(3,761)	(3,954)

Effect of exchange rate changes on cash	(681)	396
Net increase in cash and cash equivalents	1,955	731
Cash and cash equivalents at beginning of period	17,059	14,765
Cash and cash equivalents at end of period	$19,014	$15,496

See notes to unaudited condensed consolidated financial statements.

MICROTEK MEDICAL HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The Company’s revenues are generated through two operating units, Microtek Medical, Inc. (“Microtek”), a subsidiary of the Company, and OREX Technologies International (“OTI”), an operating division.  Microtek is the core business of the Company.  As described in Note 8 to these unaudited condensed consolidated financial statements, in September 2004, the Company entered into an agreement which grants to Eastern Technologies, Inc. a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and homeland security industry, and for certain other industrial applications.  Subject to the terms and conditions of this licensing agreement, OTI no longer sells OREX products to the nuclear power industry.

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

2.	PENDING ACQUISITION TRANSACTION

On August 7, 2007, the Company and Ecolab Inc. (Ecolab) entered into a definitive agreement and plan of merger whereby Ecolab will acquire the Company in a cash transaction.  Under the terms of the agreement, the Company’s shareholders will receive $6.30 for each share of common stock outstanding as of the closing date of the transaction, which is expected to occur as soon as practicable following the Company’s meeting of shareholders scheduled for November 9, 2007, subject to obtaining the required approval of shareholders at that meeting.  Completion of the transaction is contingent upon various conditions, which are more fully set forth in the merger agreement, including, among other things, approval of the transaction by the Company’s shareholders and other customary closing conditions.

3.	CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein.  While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 are those that depend most heavily on these judgments and estimates.  During the three months and nine months ended September 30, 2007, there have been no material changes to any of the Company’s critical accounting policies.

4.	NEWLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined.  The Company’s adoption of the provisions of FIN 48 on January 1, 2007 had no impact on the Company’s consolidated financial statements.  The Company examined its tax positions for all open tax years through December 31, 2006 and the full benefit of each tax position has been recognized in the financial statements in accordance with FIN 48.  On any future tax positions, the Company intends to record interest and penalties, if any, as a component of interest expense and general and administrative expenses, respectively.  The Company’s tax years are open for U.S. Federal purposes from 2004 through 2006.  Certain U.S. state tax years remain open for 2003 and 2006 filings.  International statutes vary widely and the open years range from 2004 through 2006.  Taxing authorities have the ability to review prior tax years to the extent of net operating loss and tax credit carryforwards to open tax years.

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

5.	STOCK-BASED COMPENSATION

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

Pursuant to SFAS No. 123(R), the Company recognizes stock-based compensation expense based on the grant-date fair value of its share-based awards granted subsequent to December 31, 2005 that are expected to vest.  Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally commensurate with the vesting term.  Compensation expense is recognized immediately for share-based awards that are fully vested on the date of the grant.  During the three months and nine months ended September 30, 2007, there were no stock option grants issued and no compensation expense recognized in the Company’s financial statements related to share-based awards.  For the three months and nine months ended September 30, 2006, compensation expense recognized in the Company’s financial statements related to share-based awards totaled approximately $19,000.  For the three months and nine months ended September 30, 2007 and 2006, the Company did not record any excess tax benefits generated from stock option exercises because of the Company’s significant net operating loss carryforwards for Federal income tax purposes.

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

Pursuant to the Company’s Credit Agreement (see Note 12), the Company is not permitted to pay any dividends and does not anticipate paying any cash dividends in the foreseeable future.  Therefore, an expected dividend yield of zero is assumed for purposes of the Company’s Black Scholes calculations.  Pre-vesting forfeiture rates are estimated based on the Company’s historical experience and expectations about future forfeitures.  Expected price volatility is determined using a weighted average of daily historical volatility of the Company’s stock price over the corresponding expected option life.  The average risk-free interest rate is determined using the Federal Reserve nominal rates in effect as of the date of grant for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the share-based award being valued.  The expected term of stock options is determined using historical data.

Stock-Based Employee Compensation Plans.  At September 30, 2007, the Company has two stock-based employee compensation plans: the 1992 Stock Option Plan (the “1992 Plan”) and the 1999 Stock Option Plan (the “1999 Plan”).

The 1992 Plan was adopted on April 28, 1992 and, as amended, authorized the issuance of up to 4,800,000 shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options and/or alternate rights.  An alternate right is defined as the right to receive an amount of cash or shares of stock having an aggregate market value equal to the appreciation in the market value of a stated number of shares of the Company’s common stock from the alternate right grant date to the exercise date.  Options and/or rights under the 1992 Plan were granted through April 27, 2002 at prices not less than 100 percent of the market value at the date of grant.  Options and/or rights become exercisable based upon a vesting schedule determined by the 1992 Plan Committee and become fully exercisable upon a change in control, as defined.  Options expire not more than ten years from the date of grant and alternate rights expire at the discretion of the 1992 Plan Committee.  At September 30, 2007, currently exercisable options for 719,337 shares were outstanding under the 1992 Plan.  There were no alternate rights issued under the 1992 Plan.  The expiration of the 1992 Plan on April 27, 2002 does not affect options currently outstanding.

The 1999 Plan was approved by the shareholders on May 27, 1999, and as amended on May 19, 2004, authorizes the issuance of up to 5,345,000 shares of common stock to certain employees, consultants and directors of the Company under incentive and/or nonqualified options, stock appreciation rights (“SARs”) and other stock awards (collectively, “Stock Awards”).  Stock Awards under the 1999 Plan may be granted at prices not less than 100 percent of the market value at the date of grant.  Options and/or SARs become exercisable based upon a vesting schedule determined by the 1999 Plan Committee and become fully exercisable upon a change in control, as defined.  Options expire not more than ten years from the date of grant and SARs and other stock awards expire at the discretion of the 1999 Plan Committee.  The 1999 Plan is unlimited in duration.  At September 30, 2007, currently exercisable options for 2,856,500 shares were outstanding under the 1999 Plan.

At September 30, 2007, there were 1,607,100 shares available for future grants under the Company’s stock option plans.

A summary of option activity during the nine months ended September 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding and Exercisable – December 31, 2006	3,990,806	$2.97
Granted	-	-
Exercised	(378,969)	2.49
Canceled	(36,000)	4.69
Outstanding and Exercisable – September 30, 2007	3,575,837	$3.01

The following table summarizes information pertaining to options outstanding and exercisable at September 30, 2007:

Range of Exercise Prices	Number Outstanding and Exercisable	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.72 - $1.50	350,011	3.4	$ 1.39
$1.66 - $2.28	1,272,581	3.8	1.96
$2.35 - $3.59	431,745	4.6	3.01
$3.60 - $3.99	748,000	6.6	3.72
$4.00 - $5.02	773,500	6.1	4.77
	3,575,837	4.9	$ 3.01

The aggregate intrinsic value of options outstanding and exercisable was approximately $18.1 million at September 30, 2007.  There were 153,500 options and 378,969 options exercised during the three months and nine months ended September 30, 2007, respectively.  There were no options exercised during the three months ended September 30, 2006 and 60,750 options exercised during the nine months ended September 30, 2006.  The total intrinsic value of options exercised during the three months and nine months ended September 30, 2007 was approximately $582,000 and $1.0 million, respectively, and $152,000 for the nine months ended September 30, 2006, as determined as of the date of exercise.  Cash received from option exercises totaled $363,000 and $946,000 during the three months and nine months ended September 30, 2007, respectively, and $68,000 during the nine months ended September 30, 2006.

Employee Stock Purchase Plan.  In March 1999, the Company adopted an Employee Stock Purchase Plan (the “1999 ESPP”) which authorized the issuance of up to 700,000 shares of common stock.  At December 31, 2006, there were 104,633 shares available for future issuance under the 1999 ESPP.  In May 2007, the Company’s shareholders approved the 2007 Employee Stock Purchase Plan (the “2007 ESPP”) which authorizes the issuance of up to 500,000 shares of common stock, plus the 104,633 shares available for purchase under the 1999 ESPP.  Under the 2007 ESPP, eligible employees may contribute up to ten percent of their compensation toward the purchase of common stock at each year-end.  The employee purchase price is derived from a formula based on fair market value of the Company’s common stock.  Compensation cost associated with the rights granted under the 2007 ESPP is estimated based on fair market value.  At September 30, 2007, there were 604,633 shares available for future issuance under the 2007 ESPP.

6.	STOCK REPURCHASE PROGRAM

In August 2006, the Board of Directors amended the Company’s existing stock repurchase program to authorize the repurchase of an aggregate of 4.0 million shares over an indefinite period, including approximately 1.7 million shares previously repurchased under the program.  During the nine months ended September 30, 2007, the Company repurchased 141,100 shares under this program for approximately $627,000, at an average repurchase price of approximately $4.44 per share.  There were no repurchases under this program during the three months ended September 30, 2007.  During the three months and nine months ended September 30, 2006, the Company repurchased 315,000 shares and 550,241 shares, respectively, under this program for approximately $1.1 million and $2.0 million, respectively, an average repurchase price of approximately $3.55 per share and $3.64 per share, respectively.  As of September 30, 2007, the Company had repurchased approximately 2.1 million shares for an aggregate repurchase price of approximately $5.6 million.

7.	ACQUISITIONS

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

Microtek acquired all of the stock of Europlak, a surgeon-owned marketer of minimally invasive surgical products and devices primarily in urology, gastroenterology and related surgical specialties on October 2, 2006.  Europlak is located in France and currently generates substantially all of its revenues from French customers.  The purchase price allocation was finalized during the quarter ended September 30, 2007, and based on the estimated fair values of the assets acquired and liabilities assumed, is as follows (in thousands):

Purchase consideration in cash		$6,817
Allocated to:
Accounts receivable	$1,020
Inventories	575
Prepaid expenses and other assets	145
Property and equipment	427
Identifiable intangible assets	5,596
Accounts payable and other accrued liabilities	(1,141)
Deferred tax liability	(273)
Bank overdrafts and other loans payable	(1,591)
Total allocation		4,758
Goodwill		$2,059

Identifiable intangible assets related to the Europlak acquisition include patents and licenses of approximately $3.8 million (average useful life of ten years), customer lists of $320,000 (useful life of five years), non-compete agreements of $512,000 (useful life of twenty years) and other intangible assets of approximately $965 thousand (useful life of ten years).  The terms of the Europlak agreement also provide for additional cash consideration up to approximately $12.4 million through 2021 if certain revenue hurdles, as defined in the agreement, are achieved.  The additional consideration will be recorded when it is determinable that the payment of such amounts is probable and is expected to result in additional goodwill.

On December 15, 2006, Microtek acquired all of the stock of Eurobiopsy, a company focused on the design, development, manufacture and commercialization of a line of endoscope biopsy forceps.  Similar to Europlak, Eurobiopsy is located in France and currently generates substantially all of its revenues from French customers.  The purchase price of approximately $140 thousand in cash, including certain acquisition costs, is expected to be allocated to the assets acquired and liabilities assumed, primarily accounts receivable, inventories, identifiable intangibles, accounts payable, other accrued liabilities and notes payable, based on the respective estimated fair values of those assets and liabilities, with the excess allocated to goodwill.

The Company is currently evaluating the fair value of the assets acquired in the Eurobiopsy acquisition, principally other identifiable intangible assets and goodwill.  The preliminary allocation of the total purchase price for this acquisition is subject to revision in 2007 based on the final determination of these fair values.

The following unaudited pro forma financial information for the three months and nine months ended September 30, 2007 and 2006 reflect the Company’s results of operations as if these acquisitions had been completed on January 1, 2006 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net revenues	$39,222	$36,789	$114,903	$110,718
Net income	$2,484	$1,712	$7,074	$6,311
Net income per share – basic	$0.06	$0.04	$0.16	$0.14
Net income per share – diluted	$0.06	$0.04	$0.16	$0.14

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

8.	LICENSE AGREEMENT

In September 2004, the Company entered into an agreement (the “License Agreement”) which grants to Eastern Technologies, Inc. (“ETI”) a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and homeland security industry, and for certain other industrial applications.  Under the terms of the License Agreement, the Company received license royalties equal to $75,000 per quarter through September 30, 2007.  Thereafter and generally until the expiration of the underlying patents related to the products or services generating the subject royalties, the Company will receive license royalties equal to the greater of: (i) generally 5% of net sales, as defined in the agreement, or (ii) $300,000 per year.  The royalty rate is subject to downward adjustment in certain events with respect to net sales of certain products.  In September 2004, the Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company agreed to provide certain sourcing and supply chain management services to ETI, and ETI agreed to purchase a total of approximately $4.8 million of inventory over the term of the Supply Agreement.  For these services, the Company received management fees totaling $2.7 million, $600,000 of which was received at the signing of the Supply Agreement and the remainder of which was paid in quarterly installments of $175,000 beginning December 31, 2004 and ending September 30, 2007.  The cash payment of $600,000 was recorded as deferred revenue (included in accrued expenses, a current liability) upon receipt.  This amount, together with all subsequent management fees collected from ETI, was recognized into income ratably over the term of the Supply Agreement as nuclear finished goods inventories on hand were sold to ETI.  During the first quarter of 2007, the nuclear finished goods inventories were fully depleted, and the Company had fulfilled all of its responsibilities to ETI under the Supply Agreement.  At December 31, 2006, amounts recognized into income exceeded cash receipts from ETI by approximately $294,000, which amount was recorded in the accompanying unaudited condensed consolidated balance sheet in prepaid expenses and other current assets.

9.	SALE OF INVENTORIES TO RELATED PARTY

In September 2004, the Company entered into an agreement with Global Resources International, Inc. (“GRI”), a related party as described in Note 10 below, for the sale of certain of its raw material inventories used in the manufacture of finished goods for sale to the nuclear industry.  At closing, the Company received cash proceeds of $200,000 and a promissory note in the amount of $1.051 million.  The promissory note, including interest at 5%, was repaid ratably as the raw material inventories purchased by GRI in the transaction were consumed by GRI.  The final note payment was received in August 2006.  The total gain on the sale of these raw material inventories approximated $467,000.  Of this total gain, approximately $91,000, an amount commensurate with the Company’s relative ownership interest in GRI, was deferred and recognized into income as the raw material inventories purchased by GRI in the transaction were sold by GRI.  During the three months and nine months ended September 30, 2006, approximately $11,000 and $13,000, respectively, of this deferred gain was recognized into income.  At September 30, 2006, all remaining deferred gain on this transaction had been fully recognized into income.

10.	INVESTMENT IN AFFILIATED COMPANY

In May 2000, the Company and certain of its affiliates and employees organized GRI.  From its manufacturing facilities located in China, GRI provides certain material sourcing and manufacturing of various Microtek’s products where such supply arrangements are advantageous to Microtek based on favorable pricing and other considerations.  The Company and a non-executive member of the Company’s management own 19.5 percent and 30 percent, respectively, of GRI.  Accordingly, the Company accounts for its investment in GRI under the equity method.  The Company’s investment in GRI was approximately $945,000 and $751,000 at September 30, 2007 and December 31, 2006, respectively.  The Company recorded $61,000 and $194,000 of income during the three months and nine months ended September 30, 2007, respectively, and $80,000 and $203,000 of income during the three months and nine months ended September 30, 2006, respectively, related to this investment.

11.	INVENTORIES

Inventories are stated at the lower of cost or market.  The first-in first-out (“FIFO”) method is used to determine the cost of inventories.  Cost includes material, labor and manufacturing overhead for manufactured and assembled goods and materials only for goods purchased for resale.  Inventories are summarized by major classification at September 30, 2007 and December 31, 2006 as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$14,193	$13,317
Work-in-progress	1,407	1,397
Finished goods	23,718	20,940
Total inventories	$39,318	$35,654

12.	LONG-TERM DEBT

The Credit Agreement.  The Company maintains a credit agreement with a Bank (the “Credit Agreement”).  As amended to date, the Credit Agreement provides for a $23.5 million revolving credit facility, which matures on June 30, 2008.  Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventory or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement.  Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (8.5% at September 30, 2007).  Borrowing availability under the revolving facility at September 30, 2007 and December 31, 2006 totaled $19.9 million and $17.4 million, respectively.  There were no outstanding borrowings under the revolving credit facility as of September 30, 2007 or December 31, 2006.  Borrowings under the Credit Agreement are collateralized by the Company’s accounts receivable, inventory, equipment, the Company’s stock of its subsidiaries and certain of the Company’s plants and offices.

The Credit Agreement contains certain restrictive covenants, including the maintenance of certain financial ratios, and places limitations on acquisitions, dispositions, capital expenditures and additional indebtedness.  In addition, the Company is not permitted to pay any dividends.  At September 30, 2007 and December 31, 2006, the Company was in compliance with its financial covenants under the Credit Agreement.

The Credit Agreement provides for the issuance of up to $1.0 million in letters of credit.  There were no outstanding letters of credit at September 30, 2007 or December 31, 2006.  The Credit Agreement also provides for a fee of 0.3% per annum on the unused commitment, an annual collateral monitoring fee of $35,000 and an outstanding letter of credit fee of 2.0% per annum.

Other Long-Term Debt.  The Company is obligated under a long-term lease arrangement which totaled $8,000 and $19,000 at September 30, 2007 and December 31, 2006, respectively.  In addition, as a result of the Company’s Europlak and Eurobiopsy acquisitions in October and December 2006, respectively, the Company assumed two notes payable to banks with amounts outstanding at September 30, 2007 of approximately $802,000 and $0, respectively, and $836,000 and $39,000, respectively, at December 31, 2006.  The first of these notes payable bears interest at 4.25 percent and is payable in monthly installments of principal and interest through March 2013.  The second note payable was subject to interest at a floating rate and was repaid in full in August 2007.

The carrying value of long-term debt at September 30, 2007 and December 31, 2006 approximates fair value based on interest rates that are believed to be available to the Company for debt with similar prepayment provisions provided for in the existing debt agreements.

13.	EARNINGS PER SHARE

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic Shares	43,535	43,434	43,463	43,581
Dilutive Shares (due to stock options)	1,631	997	1,121	993
Diluted Shares	45,166	44,431	44,584	44,574

For the nine months ended September 30, 2007, options to purchase 250,000 shares were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.  There were no  antidilutive shares for the three months ended September 30, 2007.  For the three months and nine months ended September 30, 2006, there were approximately 1.6 million antidilutive shares.

14.	GEOGRAPHIC CONCENTRATIONS

A significant portion of the Company’s products are manufactured at its facilities in the Dominican Republic, Mexico, the Netherlands, Malta, France or at GRI’s facilities in China.  Included in the Company’s consolidated balance sheet at September 30, 2007 and December 31, 2006 are the net assets of the Company’s sales, manufacturing and distribution facilities located in the United Kingdom and the Dominican Republic which totaled $19.3 million and $17.5 million, respectively.  Additionally, at September 30, 2007 and December 31, 2006, the net assets of the Company’s sales, manufacturing and distribution operations in the Netherlands, Malta, Germany and France totaled $33.6 million and $28.4 million, respectively.  The Company’s Dominican Republic and Mexico facilities are engaged in manufacturing operations only and do not sell products to external customers.

Total international sales by the Company were $10.9 million and $31.7 million for the three and nine months ended September 30, 2007, respectively, and $8.9 million and $27.4 million for the three months and nine months ended September 30, 2006, respectively.

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

In September 2004, the Company entered into an agreement (the “License Agreement”) with Eastern Technologies, Inc. (“ETI”) which grants to ETI a worldwide exclusive license to manufacture, use and sell the Company’s OREX materials and processing technology in the nuclear industry and the homeland security industry and for certain other industrial applications.  Concurrent with the signing of the License Agreement, the Company also entered into an exclusive three-year supply agreement (the “Supply Agreement”) under which the Company agreed to provide certain sourcing and supply chain management services and to sell a total of approximately $4.8 million of inventory to ETI over the term of the Supply Agreement.  The Company’s responsibilities to ETI under the Supply Agreement were fulfilled during the first quarter of 2007.  Except for activities under the License Agreement, the Company is not actively engaged in any business development efforts associated with the Company’s OREX products and processing technologies.

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

Pending Acquisition

On August 7, 2007, the Company and Ecolab entered into a definitive agreement and plan of merger whereby Ecolab will acquire the Company in a cash transaction.  Under the terms of the agreement, the Company’s shareholders will receive $6.30 for each share of common stock outstanding as of the closing date of the transaction, which is expected to occur as soon as practicable following the Company’s meeting of shareholders scheduled for November 9, 2007, subject to obtaining the required approval of shareholders at that meeting.  Completion of the transaction is contingent upon various conditions, which are more fully set forth in the merger agreement, including, among other things, approval of the transaction by the Company’s shareholders and other customary closing conditions.

Results of Operations

The following tables set forth certain unaudited income statement data, including amounts expressed as a percentage of net revenues, for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30, 2007		Three months ended September 30, 2006
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$39,222	100.0%	$35,108	100.0%
Gross profit	16,341	41.7%	13,740	39.1%
Operating expenses	12,830	32.7%	11,195	31.9%
Income from operations	3,511	9.0%	2,545	7.2%
Net income	2,484	6.3%	1,648	4.7%

	Nine months ended September 30, 2007		Nine months ended September 30, 2006
	Amount ($)	% of Net Revenues	Amount ($)	% of Net Revenues
Net revenues	$114,903	100.0%	$104,849	100.0%
Gross profit	48,202	42.0%	41,450	39.5%
Operating expenses	38,606	33.6%	32,494	31.0%
Income from operations	9,596	8.4%	8,956	8.5%
Net income	7,074	6.2%	6,053	5.8%

Three Months and Nine Months Ended September 30, 2007 Compared to Three Months and Nine Months Ended September 30, 2006

Net Revenues.  Consolidated net revenues for the three months and nine months ended September 30, 2007 (the “2007 Quarter” and the “2007 Period”, respectively) of $39.2 million and $114.9 million, respectively, increased by approximately $4.1 million, or 11.7 percent, and $10.1 million, or 9.6 percent, over consolidated net revenues of $35.1 million reported for the three months ended September 30, 2006 (the “2006 Quarter”) and $104.8 million reported for the nine months ended September 30, 2006 (the “2006 Period”).

For the 2007 Quarter and 2007 Period, Microtek’s net revenues of $39.1 million and $114.1 million, respectively, increased $4.4 million, or 12.9 percent, and $10.3 million, or 9.9 percent, respectively, from $34.7 million and $103.8 million reported for the respective 2006 quarter and year-to-date periods.

The following tables depict Microtek’s domestic and international revenues and the relative percentage of each to Microtek’s total revenues for the 2007 Quarter and 2006 Quarter and for the 2007 Period and 2006 Period (in millions):

	Three months ended September 30, 2007		Three months ended September 30, 2006
	Amount	% of Total	Amount	% of Total
Domestic	$28.2	72.1%	$25.8	74.4%
International	10.9	27.9%	8.9	25.6%
Total	$39.1	100.0%	$34.7	100.0%

	Nine months ended September 30, 2007		Nine months ended September 30, 2006
	Amount	% of Total	Amount	% of Total
Domestic	$82.4	72.2%	$76.4	73.6%
International	31.7	27.8%	27.4	26.4%
Total	$114.1	100.0%	$103.8	100.0%

Microtek’s domestic revenues are generated through two primary channels or customer categories: domestic branded and contract manufacturing (commonly referred to as OEM).  Included in the Company’s OEM revenues are sales of products to “non-branded” or private label customers.  Domestic branded revenues were 65.6 percent of total domestic revenues in the 2007 Quarter, as compared to 68.3 percent in the 2006 Quarter.  OEM revenues were 34.4 percent and 31.7 percent of total domestic revenues in the 2007 Quarter and 2006 Quarter, respectively.  For the 2007 Period, domestic branded revenues were 67.4 percent of total domestic revenues, as compared to 65.3 percent for the 2006 Period.  OEM revenues were 32.6 percent and 34.7 percent of total domestic revenues in the 2007 Period and 2006 Period, respectively.

Domestic branded revenues in the 2007 Quarter and 2007 Period increased over the 2006 Quarter and 2006 Period by $913 thousand, or 5.2 percent, and $5.6 million, or 11.3 percent, respectively.  The primary contributors to the improved domestic branded revenues in the 2007 Quarter were the Company’s core equipment draping revenues which grew $524 thousand, or 7.1 percent, and the Company’s specialty product revenues (including Microtek’s CleanOp product sales and its specialty procedure patient drapes) which grew $435 thousand, or 4.5 percent, as compared to the 2006 Quarter.  Additionally, the Company’s surgical product offerings in orthopedics and cardiology increased by approximately $163 thousand during the 2007 Quarter.  For the 2007 Period, specialty product revenues increased by $3.4 million, or 12.6 percent; core equipment draping revenues grew by $1.9 million, or 8.9 percent; and orthopedic and cardiology revenues increased by approximately $602 thousand (primarily as a result of the Ceres Medical acquisition in July 2006), as compared to the 2006 Period.

For the 2007 Quarter, OEM revenues increased by $1.5 million, or 18.7 percent, primarily as a result of a $1.6 million, or 27.7 percent, increase in contract manufacturing revenues as compared to the 2006 Quarter.  For the 2007 Period, OEM revenues increased by $347 thousand, or 1.3 percent, over the 2006 Period as a 4.0 percent increase in contract manufacturing revenues was offset by lower woundcare and triad product revenues.  OEM revenues can be volatile as they are heavily dependent on customer demand and the buying patterns of the Company’s OEM partners.  In 2006, the Company began strategically evaluating its OEM business to diversify its customer base and improve the overall profitability of its OEM accounts.  Business was curtailed where targeted profitability levels were not being met.  The Company also began pursuing new OEM customers with a targeted marketing campaign focused on the Company's global OEM capabilities.  As a result of this process, the Company believes it lessened its dependence on a few large customers, secured more profitable, higher technological OEM opportunities and broadened its OEM customer base.

Overall, Microtek’s total domestic revenues in the 2007 Quarter and 2007 Period increased by approximately $2.4 million, or 9.5 percent, and $6.0 million, or 7.8 percent, over the 2006 Quarter and 2006 Period, respectively.

Microtek’s international net revenues for the 2007 Quarter increased by $2.0 million, or 22.7 percent, to $10.9 million as compared to the 2006 Quarter.  This revenue improvement was driven primarily by an increase of approximately $874 thousand, or 21.5 percent, in the Company’s Netherlands-based revenues, which includes its businesses in Malta and Germany, and an increase of $589 thousand, or 12.2 percent, in the Company’s United Kingdom and other international revenues.  Additionally, approximately $553 thousand of the quarter-over-quarter revenue increase is attributable to the Europlak and Eurobiopsy businesses which were acquired in October 2006 and December 2006, respectively.  Microtek’s international net revenues for the 2007 Period totaled $31.7 million, an increase of approximately $4.3 million, or 15.7 percent, over the 2006 Period.  This increase resulted from a relatively equal measure of organic growth in the Company’s international businesses (approximately $2.2 million) and revenues related to the acquisition of the Company’s Europlak and Eurobiopsy businesses (approximately $2.1 million.  The Company believes that its international markets continue to represent key areas for future growth.

OTI’s net revenues, consisting primarily of sales of finished goods inventories to ETI and royalties under the license agreement of $75 thousand per quarter, totaled $75 thousand and $776 thousand in the 2007 Quarter and 2007 Period, respectively, as compared to $421 thousand in the 2006 Quarter and $1.0 million in the 2006 Period.  As of March 31, 2007, the Company’s OTI finished goods inventories were fully depleted.  Pursuant to the Company’s September 2004 licensing agreement with ETI, the Company expects that the OTI division’s future revenues will include license royalties equal to the greater of: (i) generally 5% of ETI’s net sales, as defined in the agreement, or (ii) $300,000 per year.

Gross Margin.  The Company’s gross profit was $16.3 million, or 41.7 percent of net revenues, in the 2007 Quarter, as compared to $13.7 million, or 39.1 percent of net revenues, for the 2006 Quarter.  For the 2007 Period, the Company’s gross profit was $48.2 million, or 42.0 percent of net revenues, versus $41.5 million, or 39.5 percent of net revenues for the 2006 Period.  The Company attributes the improvement in its gross margins in the 2007 Quarter and 2007 Period to favorable changes in the Company’s sales mix, particularly the increase in the Company’s higher margin domestic branded revenues relative to its OEM revenues in the 2007 Period as compared to the 2006 Period, leverage from additional sales volume, contribution from certain higher margin international product lines acquired in 2006, recent domestic branded pricing programs and successful manufacturing cost initiatives.  Additionally, gross margin improvement in the 2007 Quarter and 2007 Period was realized through favorable product and customer sales mix changes within the domestic branded and OEM channels, primarily strong core equipment draping revenue growth in the domestic branded business and successful OEM business rationalization and profitability improvement initiatives.

Operating Expenses.  Operating expenses for the 2007 Quarter of $12.8 million represented 32.7 percent of net revenues, as compared to operating expenses of $11.2 million, or 31.9 percent of net revenues, in the 2006 Quarter.  For the 2007 Period, operating expenses totaled $38.6 million, or 33.6 percent of net revenues, as compared to $32.5 million, or 31.0 percent of net revenues in the 2006 Period.

Selling, general and administrative (“SG&A”) expenses in the 2007 Quarter and 2007 Period were $12.0 million and $36.4 million, respectively, as compared to $10.8 million in the 2006 Quarter and $31.3 million in the 2006 Period.  As a percentage of net revenues, the Company’s SG&A expenses in the 2007 Quarter and 2007 Period were 30.7 percent and 31.7 percent, respectively, versus 30.7 percent of net revenues in the 2006 Quarter and 29.9 percent of net revenues in the 2006 Period.

For the 2007 Quarter and 2007 Period, domestic SG&A expenses increased by approximately $519 thousand and $2.6 million, respectively, over the 2006 Quarter and 2006 Period.  For the 2007 Quarter, domestic sales and marketing expenses decreased by $226 thousand primarily due to favorable results of changes in the Company’s incentive-based compensation arrangements offset slightly by higher advertising, sales promotion and travel expenses in the 2007 Quarter as compared to the 2006 Quarter.  For the 2007 Period, domestic sales and marketing expenses increased by $571 thousand over the 2006 Period as a result of higher salaries and benefits, a significant portion of which are variable in relation to domestic branded sales volumes, direct hiring and training expenses for new sales personnel, sales fees and travel and related expenses.  Domestic distribution expenses, which consist primarily of variable distribution freight, increased by $174 thousand and $471 thousand in the 2007 Quarter and 2007 Period, respectively.  Domestic general and administrative expenses increased by $571 thousand and $1.6 million in the 2007 Quarter and 2007 Period, respectively, as a result of normal inflationary increases in general and administrative salaries and benefits and higher professional fees related primarily to the proposed merger transaction with Ecolab.

For the 2007 Quarter and 2007 Period, SG&A expenses of the Company’s international operations based in the Netherlands, Malta, Germany and France increased approximately $740 thousand and $2.5 million, respectively.  Included in these increases for the 2007 Quarter and 2007 Period are incremental SG&A expenses related to the October 2006 Europlak acquisition and the December 2006 Eurobiopsy acquisition of approximately $737 thousand and $2.3 million, respectively.  Excluding Europlak and Eurobiopsy, international SG&A expenses in the 2007 Quarter were consistent with the 2006 Quarter and for the 2007 Period increased by approximately $126 thousand primarily as a result of additional investments in the Company’s sales, marketing and administrative infrastructure in the Netherlands.

Research and development expenses of $396 thousand and $1.1 million for the 2007 Quarter and 2007 Period, respectively, increased from $159 thousand in the 2006 Quarter and $448 thousand in the 2006 Period primarily as a result of the Company’s research and development activities related to Europlak which was acquired in the fourth quarter of 2006 and to Microtek’s ongoing research and development efforts which center on new product development, as well as product enhancements and product line extensions.

Amortization of intangibles in the 2007 Quarter and 2007 Period was $393 thousand and $1.1 million, respectively, up from $254 thousand in the 2006 Quarter and $722 thousand in the 2006 Period.  The increases in amortization expense in the 2007 Quarter and 2007 Period are associated primarily with intangibles acquired in the Samco, Ceres Medical, Europlak and Eurobiopsy transactions completed in 2006.

Income from Operations.  Income from operations for the 2007 Quarter and 2007 Period was $3.5 million, or 9.0 percent of net revenues, and $9.6 million, or 8.4 percent of net revenues, respectively.  For the 2006 Quarter and 2006 Period, income from operations was $2.5 million, or 7.2 percent of net revenues, and $9.0 million, or 8.5 percent of net revenues, respectively.

Interest Expense and Interest Income.  Interest expense for the 2007 Quarter and 2007 Period of $77 thousand and $146 thousand, respectively, increased from $16 thousand in the 2006 Quarter and $37 thousand in the 2006 Period primarily as a result of interest expense related to long-term debt acquired in the Europlak and Eurobiopsy acquisitions in the fourth quarter of 2006.  Interest income in the 2007 Quarter totaled $128 thousand, as compared to $129 thousand for the 2006 Quarter.  For the 2007 Period, interest income totaled $359 thousand, an increase over interest income for the 2006 Period of $328 thousand primarily as a result of higher average cash and cash equivalent balances in the 2007 Period.

Other Income/Expense, Net.  Other income and expense include the Company’s equity in earnings of its investee, GRI, and foreign currency exchange gains resulting from the translation of certain intercompany transactions of the Company’s Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries.  The Company recorded foreign currency exchange gains of approximately $593 thousand in the 2007 Quarter and $796 thousand in the 2007 Period.  There were no such foreign currency exchange gains recorded in the 2006 Quarter or 2006 Period.  In the 2007 Quarter and 2007 Period, the Company’s equity in earnings of its investee, GRI, were $61 thousand and $194 thousand, respectively, as compared to $80 thousand in the 2006 Quarter and $203 thousand in the 2006 Period.

Income Taxes.  The Company’s provisions for income taxes in the 2007 Quarter and 2007 Period reflect income tax expense of $1.7 million and $3.7 million, respectively, consisting of current and deferred Federal, state and foreign income tax expense.  For the 2006 Quarter and 2006 Period, the Company recorded income tax expense of $1.1 million and $3.4 million, respectively.

Net Income.  The resulting net income for the 2007 Quarter and 2007 Period was $2.5 million, or $0.06 per diluted share, and $7.1 million, or $0.16 per diluted share, respectively, as compared to $1.6 million, or $0.04 per diluted share in the 2006 Quarter and $6.1 million, or $0.14 per diluted share in the 2006 Period.

Liquidity and Capital Resources

As of September 30, 2007 and December 31, 2006, the Company’s cash and cash equivalents totaled $19.0 million and $17.1 million, respectively.  The Company’s cash flow activity in the 2007 Period and 2006 Period was as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Cash provided by operating activities	$7,815	$8,316
Cash used in investing activities	(1,418)	(4,027)
Cash used in financing activities	(3,761)	(3,954)

The Company’s principal sources of liquidity have been net cash from operating activities and borrowings under the Company’s Credit Agreement.  The Company’s liquidity requirements arise primarily from the funding of the Company’s working capital needs, obligations incurred in connection with acquisitions of businesses and capital investment in property and equipment.

During the 2007 Period, the Company’s operating activities generated cash of approximately $7.8 million as a result of net income from operations, net of deferred income taxes, depreciation and amortization, of $12.8 million and a $2.4 million increase in accounts payable, offset by other working capital management requirements, including an increase in receivables and inventory of $2.6 million and $3.4 million, respectively, an increase in other current and long term assets of $1.1 million, and a decrease in accrued expenses and other liabilities of $396 thousand.  The Company’s receivables and inventory have increased as a result of the Company’s expanding operations and, with respect to inventories, the impact of certain purchasing strategies to ensure a continuous supply of certain inventory items as the Company seeks to transfer additional manufacturing processes offshore to the Dominican Republic and to China.

During the 2006 Period, the Company’s operating activities generated cash of approximately $8.3 million and consisted primarily of net income from operations, net of deferred income taxes, depreciation and amortization, of $11.4 million, an increase in accounts payable of $732 thousand, an increase in accrued compensation of $1.5 million, an increase in other liabilities of $173 thousand and a decrease in prepaid expenses and other assets of $494 thousand.  Offsetting these sources of cash were a $947 thousand increase in accounts receivable, net of allowances, and an increase of $4.8 million in inventories.

Cash used in investing activities in the 2007 Period totaled $1.4 million as a result of additional cash consideration of $96 thousand and $141 thousand paid with respect to the Europlak and Eurobiopsy acquisitions, respectively, and purchases of capital property and equipment of $1.2 million and an offsetting $31 thousand in proceeds from the disposal of property and equipment.  Investing activities in the 2006 Period of $4.0 million included cash consideration of approximately $2.3 million and $483 thousand for the Samco and Ceres Medical acquisitions, respectively, purchases of capital property and equipment of $1.2 million, and proceeds from the disposition of property and equipment of $6 thousand.

During the 2007 Period, financing activities used approximately $3.8 million in cash.  Financing cash outflows in the 2007 Quarter included a decrease in the Company’s bank overdraft of approximately $4.7 million, repayments of long-term debt obligations of $141 thousand, and repurchases of treasury stock of $627 thousand.  Financing cash inflows included proceeds from the exercise of stock options and other stock issuances of approximately $1.7 million.  Cash used in financing activities for the 2006 Period of $4.0 million included net repayments of borrowings under the Company’s Credit Agreement of $1.2 million, repayments of other long-term debt agreements of $343 thousand, a decrease in the Company’s bank overdraft of approximately $1.0 million and repurchase of treasury stock of $2.0 million, offset by $639 thousand from the exercise of stock options and other stock issuances.

The Company maintains a $23.5 million credit agreement (as amended to date, the “Credit Agreement”) with the JP Morgan Chase Bank (the “Bank”), consisting of a revolving credit facility maturing on June 30, 2008.  Borrowing availability under the revolving credit facility is based on the lesser of (i) a percentage of eligible accounts receivable and inventories or (ii) $23.5 million, less any outstanding letters of credit issued under the Credit Agreement.  There were no outstanding borrowings under the revolving credit facility at September 30, 2007 or December 31, 2006.  As of September 30, 2007, the Company had total borrowing availability under the revolving facility of $19.9 million.  As of November 6, 2007, the Company had a total borrowing availability of approximately $19.3 million and no outstanding borrowings under the facility.  Revolving credit borrowings bear interest at a floating rate approximating the Bank’s prime rate plus an interest margin (8.5% at November 6, 2007).  At September 30, 2007, the Company was in compliance with its financial covenants under the Credit Agreement.

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

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined.  The Company’s adoption of the provisions of FIN 48 on January 1, 2007 had no impact on the Company’s consolidated financial statements.  The Company examined its tax positions for all open tax years through December 31, 2006 and the full benefit of each tax position has been recognized in the financial statements in accordance with FIN 48.  On any future tax positions, the Company intends to record interest and penalties, if any, as a component of interest expense and general and administrative expenses, respectively.  The Company’s tax years are open for U.S. Federal purposes from 2004 through 2006.  Certain U.S. state tax years remain open for 2003 and 2006 filings.  International statutes vary widely and the open years range from 2003 through 2006.  Taxing authorities have the ability to review prior tax years to the extent of net operating loss and tax credit carryforwards to open tax years.

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

Forward Looking Statements

Statements made in this Quarterly Report include forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995 including, but not limited to, statements regarding the completion and timing of the proposed transaction with Ecolab; the Company’s ability to grow its business by continually improving its existing capabilities and simultaneously developing and acquiring new business opportunities while maintaining its customer focus and providing the highest levels of customer support; the Company’s ability to increase sales and earnings from its infection control business by completing strategic acquisitions, enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic, Malta and China; the Company’s expectation about the composition and amount of revenues to be received by the Company’s OTI division; and the Company’s current expectation that cash and cash equivalents on hand, the Company’s existing credit facility and funds budgeted to be generated from operations will be adequate to meet its liquidity and capital requirements for the next year.

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

The financial position and results of operations of the Company’s foreign subsidiaries in the United Kingdom, the Netherlands, Malta, Germany and France are measured using the foreign subsidiary’s local currency as the functional currency.  Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities are translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity.  Foreign currency translation adjustments, net of applicable taxes, resulted in gains of $709 thousand and $1.1 million for the three months and nine months ended September 30, 2007, respectively, and $219 thousand and $1.0 million for the three months and nine months ended September 30, 2006, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in the results of operations as incurred.  Included in the Company’s results of operations for three months and nine months ended September 30, 2007 were foreign currency exchange gains of approximately $593 thousand and $796 thousand, respectively, resulting from the translation of certain intercompany transactions of the Netherlands subsidiaries which are denominated in a currency other than the functional currency of those subsidiaries.  There were no such foreign currency exchange gains or losses recorded for the three months and six months ended September 30, 2006.

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

The Company’s cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less.  As a result of the short-term nature of the Company’s cash and cash equivalents, a change of market interest rates does not materially impact interest income accruing on these investments or, consequently, the Company’s operating results or cash flow.  From time to time, the Company may be impacted by the general level of U.S. interest rates due to the effect that changes in those rates have on the Company's interest expense.  At September 30, 2007, the Company had repaid all of its borrowings under its Credit Agreement which bear interest at a floating rate approximating the prime rate.  Other indebtedness of the Company at September 30, 2007 which bears interest at a floating rate was not material.  An increase or decrease in the Company's average interest rate of ten percent would have had an immaterial impact on the Company’s recorded interest expense during the three months and nine months ended September 30, 2007.

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

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

Exhibit No.	Description

2.1(1)	Merger Agreement dated August 7, 2007 among Ecolab Inc., Magic Acquisition Inc. and Microtek Medical Holdings, Inc.

3.1(2)	Articles of Incorporation of Isolyser Company, Inc.

3.3(3)	Amended and Restated Bylaws of Microtek Medical Holdings, Inc.

4.1(4)	Specimen Certificate of Common Stock

4.2(5)	First Amended and Restated Shareholder Protection Rights Agreement dated as of December 20, 2006 between Microtek Medical Holdings, Inc. and Computershare Investor Services, LLC

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------

(1)	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated August 7, 2007.

(2)	Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated October 23, 2007.

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(5)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 20, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2007.

MICROTEK MEDICAL HOLDINGS, INC.

By:	/s/ Dan R. Lee
Dan R. Lee
Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/ Roger G. Wilson
Roger G. Wilson
Chief Financial Officer
(principal financial officer)